Form 10-Q
period 1996-09-30
INTELIDATA TECHNOLOGIES CORP
filed 1996-11-14
CIK 1021810

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549
                            ------------------------



                                    FORM 10-Q




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

       ------------------------------------------------------------------




                        Commission File Number 000-21685



                       INTELIDATA TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

                               DELAWARE 54-1820617
        (State of incorporation) (I.R.S. Employer Identification Number)

               13100 Worldgate Drive, Suite 600, Herndon, VA 20170
                    (Address of Principal Executive Offices)
                                 (703) 834-8500
                         (Registrant's telephone number)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No


The number of shares of the registrant's Common Stock outstanding on November 7, 1996 was 31,803,641.




===============================================================================

                                        INTELIDATA TECHNOLOGIES CORPORATION

                                    SEPTEMBER 1996 QUARTERLY REPORT ON FORM 10-Q

                                                  TABLE OF CONTENTS




                                                                                                       Page



PART I - FINANCIAL INFORMATION


         Item 1.  Unaudited Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets
                  September 30, 1996 and December 31, 1995............................................   3

                  Condensed Consolidated Statements of Operations
                  Three Months and Nine Months Ended September 30, 1996 and 1995 .....................   5

                  Condensed Consolidated Statements of Cash Flows

                  Nine Months Ended September 30, 1996 and 1995.......................................   6

                  Notes to Condensed Consolidated Financial Statements ...............................   8


         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ..........................................................  13


PART II - OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K....................................................  27



PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                                       INTELIDATA TECHNOLOGIES CORPORATION
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands, except share and per share amounts)

       ASSETS

                                                                                  (Unaudited)
                                                                                 September 30,        December 31,
                                                                                     1996                 1995
                                                                                 --------------       ------------

CURRENT ASSETS

     Cash and cash equivalents                                                       $   17,494       $   25,120
     Accounts receivable, net of allowances for doubtful accounts and sales
         returns of $126 and $64 in 1996 and 1995, respectively                           1,245              841
     Prepaid expenses                                                                       232              100
     Due from affiliates, net                                                              --                206
     Inventory, net                                                                         745              801
                                                                                      ---------        ---------


         Total current assets                                                            19,716           27,068
                                                                                       --------         --------

PROPERTY AND EQUIPMENT
     Terminals                                                                            1,203            1,526
     Computer equipment                                                                   2,470            1,336
     Furniture and fixtures                                                                 888              398
     Leasehold improvements                                                                 291               95
                                                                                       --------         --------


         Total property and equipment                                                     4,852            3,355
         Accumulated depreciation and amortization                                                       (1,978)
                                                                                       --------         --------

    (1,907)

         Net property and equipment                                                       2,874            1,448
                                                                                       --------         --------


RESTRICTED CASH  4,322                                                                    3,309
INVESTMENT       1,942                                                                    3,393
INVESTMENT IN AFFILIATE, NET                                                              3,404            4,835
COST IN EXCESS OF NET ASSETS ACQUIRED                                                     1,898             --
OTHER ASSETS          932                                                                   199
             ------------                                                              --------         --------


         TOTAL ASSETS                                                               $    35,088      $    40,252

                                                                                     ==========       ==========


                                                                                                     (continued)

     See accompanying notes to condensed consolidated financial statements.

                                        INTELIDATA TECHNOLOGIES CORPORATION
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands, except share and per share amounts;
                                                  continued)


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 (Unaudited)
                                                                                 September 30,       December 31,
                                                                                       1996              1995
                                                                                 -------------       ------------


CURRENT LIABILITIES
 Accounts payable and accrued expenses                                           $    1,939        $    1,695
 Braun, Simmons & Co. acquisition consideration payable                               2,000               --
 Accrued acquisition integration costs                                                  701               --
 Accrued wages and taxes payable                                                        912               781
 Short-term borrowings and obligations under capital leases                             291                19
 Other                                                                                  130                 5
                                                                                  ---------         ---------

         Total current liabilities                                                    5,973             2,500
                                                                                  ---------         ---------

LONG-TERM                                                                                88                19
                                                                                  ---------         ---------

         TOTAL LIABILITIES                                                            6,061             2,519
                                                                                  ---------         ---------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 5,000,000 shares authorized;
 none issued or outstanding                                                            --                --
Common stock, $0.001 par value; authorized 30,000,000 shares;
 16,633,956 and 15,529,818 shares issued and outstanding in
 1996 and 1995, respectively                                                             17                 15
Additional paid-in capital                                                           68,012             61,650
Receivable from sale of stock                                                       (2,488)            (2,488)
Deferred compensation                                                                 (162)              (260)
     Unrealized losses on investment                                                (1,450)              --
     Accumulated deficit                                                           (34,902)           (21,184)
                                                                                  ---------          ---------

         TOTAL STOCKHOLDERS' EQUITY                                                  29,027             37,733
                                                                                  ---------          ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   35,088         $   40,252
                                                                                  =========          =========






     See accompanying notes to condensed consolidated financial statements.

                                     INTELIDATA TECHNOLOGIES CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In thousands, except per share amounts; unaudited)

                                                 For the three months ended       For the nine months ended
                                                       September 30,                 September 30, 1996
                                                 --------------------------       -------------------------

                                                    1996             1995           1996              1995
REVENUES
     Service fees                                $     551        $     570     $    1,579        $   1,441
     Product sales, net                                510              636          1,347            1,449
     Miscellaneous                                       2                2             12               10
                                                  --------         --------      ---------         --------

         Total revenues                              1,063            1,208          2,938            2,900

COST OF REVENUES
     Service fees                                      130              192            709              791
     Product sales, net                                573              653          1,266            1,450
                                                  --------         --------       --------         --------

         Total cost of revenues                        703              845          1,975            2,241
                                                  --------         --------       --------         --------

         Gross profit                                  360              363            963              659

OPERATING EXPENSES
     Selling, general and administrative             2,926            1,367          7,398            3,599
     Advertising and promotion                         185             --              267                7
     Research and development                          786              272          1,962              779
     In-process research and development
        from acquired company                        4,914             --            4,914             --
                                                  --------        ---------       --------         --------

         Total operating expenses                    8,811            1,639         14,541            4,385
                                                  --------        ---------       --------         --------

         Operating loss                            (8,451)          (1,276)       (13,578)          (3,726)
                                                  --------        ---------       --------         --------

OTHER INCOME (EXPENSE)
     Interest income, net                             306              428             998              277
     Other, net                                       158            --                293                2
     Equity in loss of affiliate                    (537)            --            (1,431)            --
                                                 --------         --------        --------         --------

         Total other income (expense)                (73)              428           (140)              279
                                                 --------         --------        --------         --------

Net loss                                          (8,524)            (848)        (13,718)          (3,447)
Preferred dividend requirement                      --              --               --               (681)
                                                 --------         --------        --------         --------

Net loss applicable to common shareholders      $ (8,524)       $    (848)       $(13,718)        $ (4,128)
                                                 ========        =========        ========         ========

Net loss per common share                       $  (0.53)       $   (0.06)       $  (0.86)        $  (0.44)
                                                 ========        =========        ========         ========

Shares used for computation of net loss per
     common share                                  16,044           14,899          15,903            9,277
                                                 ========        =========        ========         ========



     See accompanying notes to condensed consolidated financial statements.

                                      INTELIDATA TECHNOLOGIES CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands; unaudited)

                                                                                        For the nine months
                                                                                          September 30,
                                                                                          -------------
                                                                                     1996               1995
                                                                                     ----               ----

Cash flows from operating activities
Net loss                                                                           $ (13,718)         $  (3,447)
Adjustments to reconcile net loss to net cash used by
   operating activities:

   Depreciation and amortization                                                          352                 445
   In-process research and development from acquired company                            4,914               --
   Equity in loss of affiliate                                                          1,431               --
   Deferred compensation expense                                                           98                 159
   Gain on sale of assets                                                               (215)                 (2)
   Write-down of assets held for resale                                                    73               --
   Reserves for inventory obsolescence                                                    138               --
   Issuance of stock options to non-affiliate                                              20               --

   Changes in  certain  assets  and  liabilities,  net of  effects  of  non-cash transactions:
       Decrease (increase) in accounts receivable                                         222               (502)
       Decrease (increase) in prepaid expenses                                          (132)                 194
       Decrease (increase) in inventory                                                  (81)                (65)
       Decrease (increase) in other assets                                              (802)                  12
       Decrease in accounts payable and accrued expenses                                 (65)               (509)
       Increase in accrued wages and taxes payable                                         67                 125
       Decrease (increase) in other liabilities                                           298                (89)
                                                                                     --------            --------

       Net cash used by operating activities                                          (7,400)             (3,679)
                                                                                    ---------            --------

Cash flows from investing activities

       Purchases of property and equipment                                           (1,702)                (572)
       Issuance of short-term note receivable                                          --                   (250)
       Proceeds from sale of property and equipment                                      187               --
       Increase in restricted cash                                                   (1,013)               --
       Cash costs of business combination, net of cash acquired                         (78)               --
       Proceeds from sale of terminals and terminal components                           220                  447
                                                                                    --------             --------


             Net cash used by investing activities                                   (2,386)                (375)
                                                                                    --------             --------

                                                                     (continued)





     See accompanying notes to condensed consolidated financial statements.

                                      INTELIDATA TECHNOLOGIES CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands; unaudited)
                                                   (Continued)

                                                                                    For the nine months ended
                                                                                           September 30,
                                                                                           -------------
                                                                                       1996             1995
                                                                                       ----             ----

Cash flows from financing activities

       Proceeds from issuances of common stock, net of discount                        2,173           42,141
       Expenses from the issuance of common stock                                       --              (360)
       Redemption of Series B preferred stock                                           --            (4,925)
       Repayment of debt                                                                --            (4,632)
       Principal payments under capital lease obligations                               (13)            (343)
       Payment of dividends                                                             --            (2,684)
                                                                                    --------         --------


             Net cash provided by financing activities                                 2,160           29,197
                                                                                    --------         --------

             Increase (decrease) in cash and cash equivalents                        (7,626)           25,143

Cash and cash equivalents, beginning of period                                        25,120            2,568
                                                                                    --------         --------

Cash and cash equivalents, end of period                                           $  17,494        $  27,711
                                                                                    ========         ========

Supplemental disclosure of investing activities:

       Fair value of common stock issued for acquisition of
             Braun, Simmons & Co.                                                  $   4,170        $   --
                                                                                    ========         ========

       Portion of acquisition consideration payable in cash                        $   2,000        $   --
                                                                                    ========         ========



















     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)      Basis of Presentation

                  The condensed consolidated balance sheet as of September 30, 1996, and the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 1996 and 1995 presented in this Form 10-Q represent the historical results of US Order, Inc. ("US Order"). On November 7, 1996, US Order and Colonial Data Technologies Corp. ("Colonial Data") merged with and into InteliData Technologies Corporation ("InteliData" or the "Company"). Effective with this merger InteliData became the successor corporation to US Order and is the registrant filing this Form 10-Q for the period ended September 30, 1996.

                  The condensed consolidated balance sheet of InteliData as of September 30, 1996, and the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 1996 and 1995, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

                  The condensed consolidated financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual audited financial statements and notes. These financial statements should be read in conjunction with the annual audited financial statements of US Order and Colonial Data and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in US Order's and Colonial Data's Forms 10-K for the fiscal year ended December 31, 1995.

                  Certain amounts have been reclassified to conform to the current year presentation.

(2)      Merger of US Order and Colonial Data

                  On November 7, 1996,  US Order and  Colonial  Data merged with and into InteliData (the "Merger"). The Merger is being accounted for under the purchase method of accounting, with US Order being deemed the acquirer. Pursuant to this transaction, InteliData became the successor corporation to US Order. Under the terms of the Merger, each outstanding share of the common stock of US Order and Colonial Data, $.001 par value and $.01 par value, respectively, was converted into one share of InteliData common stock, $.001 par value. Immediately following the merger, former holders of US Order common stock held approximately 52% of the outstanding shares of the Company, with former holders of Colonial Data common stock collectively holding the remaining 48% of the Company's outstanding shares of common stock. Colonial Data designs, develops and markets telecommunications products that support intelligent network services being developed and implemented by the regional Bell operating companies and other telephone operating companies, and these operations will initially be an important segment of the Company's ongoing operations. The allocation of the purchase price of Colonial Data approximated $189 million is based on a preliminary independent appraisal of the fair market value of certain of the assets acquired and liabilities assumed. The appraisal preliminarily allocated: (1) approximately $87 million to tangible and intangible assets net of liabilities assumed, (2) approximately $30 million to the cost in excess of net assets acquired ("goodwill") and (3) approximately $72 million to in-process research and development with no alternative future use, which will be expensed by the Company in the fourth quarter of 1996.

                  The effect of the combination of Braun, Simmons & Co. ("Braun, Simmons") and US Order is discussed in Note 3 and shown below as "Pro Forma US Order". The unaudited consolidated results of operations on a pro forma basis, excluding the impact of the charges for acquired in-process research and development, relating to Braun, Simmons and Colonial Data and as though both companies had been acquired and merged as of the beginning of the Company's fiscal years 1996 and 1995 are reported below (in thousands). This method of combining historical financial statements for the preparation of the pro forma condensed consolidated financial information is for presentation only. The unaudited pro forma condensed consolidated financial information is provided for illustrative purposes only and is not necessarily indicative of the consolidated financial position or consolidated results of operations that would have been reported had the mergers occurred at the beginning of the year, nor do they represent a forecast of the consolidated financial position or results of operations for any future period.


                                         For the three months ended                         For the three months ended
                                              September 30,1996                                  September 30,1995
                                 ----------------------------------------------       --------------------------------------------
                                 Pro Forma        Historical         Pro Forma        Pro Forma      Historical         Pro Forma
                                 ---------       ------------        ----------       ---------     -------------       ---------
                                  US Order       Colonial Data       InteliData        US Order     Colonial Data       InteliData
                                 ---------       -------------       ----------       ---------     -------------       ----------

   Revenues                       $    2,085       $   12,544        $   14,629       $   1,643        $  19,626        $   21,269
   Gross profit                          674            4,339             4,514             651            8,181             8,333
   Operating income (loss)           (3,715)               84           (4,300)         (1,340)            5,135             3,126
   Net income (loss)                 (3,789)              238           (4,071)           (915)            3,454             2,395
   Net income (loss) per share    $   (0.23)       $     0.02        $   (0.13)       $  (0.06)        $    0.23        $     0.07


                                         For the nine months ended                          For the nine months ended
                                              September 30,1996                                  September 30,1995
                                  ---------------------------------------------       --------------------------------------------
                                  Pro Forma       Historical         Pro Forma        Pro Forma        Historical       Pro Forma
                                  ---------      -------------       ----------       ---------       -------------     ----------
                                   US Order      Colonial Data       InteliData        US Order       Colonial Data     InteliData
                                  ---------      -------------       ----------       ---------       -------------     ----------

   Revenues                       $    5,677       $   50,152        $   55,589       $   4,370          $  53,140      $   57,510
   Gross profit                        1,999           17,578            18,081           1,490             21,790          21,784
   Operating income (loss)           (8,795)            6,597           (6,746)         (3,983)             13,493           4,962
   Net income (loss)                 (8,941)            4,944           (5,437)         (3,708)              8,693           2,387
   Net income (loss) per share    $   (0.55)       $     0.32        $   (0.17)       $  (0.38)          $    0.61      $     0.07

         Pro Forma Adjustments


         The pro forma InteliData information reflects adjustments made to the unaudited financial statements of US Order and Colonial Data for:

         (1)   the elimination of intercorporate transactions
         (2) the preliminary allocation of purchase price to developed technology, the excess of the estimated fair market value over the carrying amount of Colonial Data's lease base, and goodwill. Such developed technology is amortized on a straight-line basis over two years; the asset related to the Colonial Data lease base is amortized on a straight-line basis over five years; and goodwill is amortized on a straight-line basis over seven to fifteen years
         (3) the accrual of estimated transaction and other related costs. Estimated costs incurred by Colonial Data relating to the mergers of $2 million have been reflected as expenses
         (4) the effect of the combination of Braun Simmons', US Order's and Colonial Data's operations and adjustments on income taxes

(3)      Acquisition of Braun, Simmons

                  On  September  30,  1996,  the  Company  acquired  all  of the outstanding capital stock of Braun, Simmons (the "Acquisition"), an information engineering firm specializing in the development of home banking and commerce solutions for financial institutions. The Acquisition was accounted for under the purchase method of accounting. The majority shareholder of Braun, Simmons became an employee of the Company effective with the Acquisition. Established in 1990, Braun, Simmons has formal business relationships with the Company intends to continue and expand, with CheckFree, CompuServe, IBM, Microsoft, Prodigy, Tandem and Visa InterActive. The purchase price of the Acquisition was computed as follows (in thousands):


         Estimated fair value of common stock to be issued .......................... $  4,170
         Cash consideration .........................................................    2,000
         Estimated US Order transaction costs .......................................      913
                                                                                      --------
                                                                                      $  7,083
                                                                                      ========



         The allocation of the purchase price among identifiable intangible assets was based on a preliminary independent appraisal of the estimated fair value of those assets as follows:


         Current assets ............................................................. $    700
         Equipment and other.........................................................      286
         In-process research and development ........................................    4,914
         Goodwill ...................................................................    1,898
         Liabilities assumed ........................................................    (715)
                                                                                      --------

              Total.................................................................. $  7,083
                                                                                      ========

                  The purchased in-process research and development was expensed by US Order on September 30, 1996, as the technology had not reached technological feasibility and does not have alternative future uses. The goodwill will be amortized over a seven year period on a straight-line basis. The Company believes that this Acquisition is a strong strategic and technological fit and enhances the Company's ability to offer a spectrum of end-to-end solutions for remote banking and provides the Company with a strong position in the middleware connectivity business for financial institutions. See Note 2 for pro forma effect.


(4)      Long-Term Investment


                  On April 6, 1995, US Order entered into a stock exchange agreement with Colonial Data, a strategic alliance partner. As part of the agreement, US Order agreed to exchange $3,000,000 of its restricted common stock on April 15, 1996 for $3,000,000 of Colonial Data's unregistered common stock, subject to certain limitations. The agreement was modified on April 1, 1996 to change the date of the exchange to July 15, 1996 and was modified again on July 10, 1996 to change the date of the exchange to October 15, 1996. On August 5, 1996, US Order and Colonial Data entered into an Agreement and Plan of Merger, postponing the stock exchange agreement, as amended, pending consummation of the merger. The merger was consummated on November 7, 1996. See Note 2.


                  The terms of the Company's investment in the common stock of Colonial Data restricted the Company from selling such stock until June 8, 1997. As of September 30, 1996, the Company had classified this investment as "available for sale" and was carrying the investment at fair value, based on the quoted market value. As of September 30, 1996, an unrealized loss of $1,450,000 on this investment was recognized due to a decline in the market value of Colonial Data's stock, and this unrealized loss was carried as a separate component of stockholders' equity. Concurrent with the consummation of the merger between US Order and Colonial Data on November 7, 1996, the shares of common stock exchanged by US Order and Colonial Data on June 8, 1995 were canceled.

(5)      Lines of Credit

                  In May 1996, the Company entered into two credit agreements with the same bank that provide for borrowings of up to $5,000,000. The first credit agreement covers the period through May 1997 and is a revolving line of credit of $1,000,000 that is fully collateralized by a bank certificate of deposit. The second credit agreement is a $4,000,000 line of credit utilized for the purpose of issuing letters of credit. The advances and/or face amounts of letters of credit issued under this agreement are collateralized by either 100% of pledged certificates of deposit or 90% of pledged Treasury investments acceptable to the bank. These agreements provide for various interest rates at the Company's election and do not have a commitment fee on the unused portion of the credit lines. These agreements also contain certain conditions including, but not limited to, restrictions related to cash and cash equivalent balances, net worth, indebtedness, and loans or advances to other entities, as well as restrictions with respect to acquisitions and the sale of assets. As of September 30, 1996 and November 10, 1996, the Company had no borrowings or advances against the $1 million revolving line of credit, but had committed $3,309,000 of the $4 million letter of credit line through the issuance of a letter of credit to Standard Telecommunications Ltd. ("STL") through December 31, 1996. This letter of credit was issued by the Company for a commitment to purchase from STL approximately $3,300,000 of its next generation smart telephones for delivery in 1996. These credit agreements are collateralized by bank certificates of deposit totaling $4,322,000 which are included in restricted cash in the accompanying consolidated balance sheet as of September 30, 1996.


                  On April 30, 1996, Colonial Data renewed its credit facility, increasing its credit line to $5 million and letter of credit availability to $10 million. The Colonial Data loan agreement is subject to renewal on April 30, 1998. As of September 30, 1996, Colonial Data had the entire credit line available and $9 million of letter of credit available.


(6)      New Accounting Standards

                  On January 1, 1996, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("Statement 121") and No. 123, Accounting for Stock-based Compensation ("Statement 123"). Statement 121 requires that the Company review its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the future undiscounted net cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss will be recognized based on the difference between the asset's carrying amount and its fair market value. The adoption of Statement 121 had no impact on the accompanying consolidated financial statements.

                  Statement 123 recommends, but does not require, the adoption of a fair value based method of accounting for stock-based compensation to employees, including common stock options. The Company has elected to continue recording stock-based compensation to employees under the intrinsic value method of accounting for stock-based compensation to employees, as permitted by Statement 123. Certain pro forma disclosures will be included in the Company's Form 10-K for the year ending December 31, 1996 as if the fair value based method had been adopted.

ITEM 2:               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

Overview

       US Order, Inc. ("US Order") was organized in 1990 to provide interactive applications (including home banking) primarily to individual customers on a smart telephone. On November 7, 1996, US Order and Colonial Data Technologies Corp. ("Colonial Data") merged with and into InteliData Technologies Corporation ("InteliData" or the "Company"). Pursuant to this merger on November 7, 1996, InteliData became the successor corporation to US Order.

       On August 1, 1994, the Company sold its electronic banking and bill pay operations to Visa International Services Association ("Visa") for approximately $15 million, the assumption of certain liabilities and the right to receive certain royalties during a 72 month period commencing January 1, 1995. In addition, Visa designated the Company as a "preferred provider" through the 72-month royalty period and, as such, will make its member banks aware that the Company can provide certain of its interactive applications, customer support services and smart telephones to Visa member banks.


       On October 19, 1995, the Company completed a transaction to acquire a 40% equity interest in Home Financial Network, Inc. ("HFN"), a newly formed, development stage personal computer company that is developing and delivering electronic financial products and services for consumers. At closing, the Company exchanged 296,746 shares of its common stock, valued at approximately $5 million, for 40% of HFN. In April 1996, Fleet Venture Resources, Inc. acquired a 3.8% equity interest in HFN for $1 million, and as a result, the Company's equity interest in HFN was reduced to approximately 39%. The Company believes that its investment in HFN will complement its home banking strategy by adding a personal computer based application to the current smart telephone and touch-tone applications that the Company offers. The Company expects HFN to incur operating losses at least through 1996 of which the Company will record its proportionate share.

       On September 30, 1996, the Company acquired all of the outstanding stock of Braun, Simmons & Co. ("Braun, Simmons"), an information engineering firm specializing in the development of home banking and commerce solutions for financial institutions. The acquisition was accounted for under the purchase method of accounting. Established in 1990, Braun, Simmons has formal business relationships with CheckFree, CompuServe, IBM, Microsoft, Prodigy, Tandem and Visa InterActive. The purchase price approximated $7.1 million, including a cash payment of $2 million (paid in October 1996) and the issuance of 375,000 shares of common stock, valued at $4.17 million. As a result of the acquisition of Braun, Simmons, the Company recognized a $4.9 million in-process research and development charge and recorded $1.95 million in costs in excess of net assets acquired ("goodwill") in the quarter ended September 30, 1996. The Company believes that this acquisition is a strong strategic and technological fit and enhances the Company's ability to offer a spectrum of end-to-end solutions for remote banking as well as expanding the Company's home banking connectivity product line.

       On November 7, 1996, US Order and Colonial Data merged with and into InteliData. The merger was accounted for under the purchase method of accounting, with US Order being deemed the acquirer. Pursuant to this transaction, InteliData became the successor corporation to US Order. Under the terms of the merger, each outstanding share of the common stock of US Order and Colonial Data, $.001 par value and $.01 par value, respectively, was converted into one share of InteliData common stock, $0.001 par value. Immediately following the merger, former holders of US Order common stock held approximately 52% of the outstanding shares of the Company, with former holders of Colonial Data common stock collectively holding the remaining 48% of the Company's outstanding shares of common stock.


       InteliData will concentrate on three markets. In the electronic commerce business, the Company markets its bill payment and home banking products to financial institutions. In the consumer telecommunications device business, the Company offers a revolutionary smart telephone and an integrated line of caller identification products through both telephone companies and retailers. In the on-line service business, InteliData delivers information services to users of smart telephones, digital PCS phones, alphanumeric pagers and personal digital assistants.


       The purchase price of Colonial Data was approximately $189 million, allocated as follows: (1) approximately $87 million to tangible and intangible assets net of liabilities assumed, (2) approximately $30 million to the cost in excess of net assets acquired ("goodwill"), and (3) approximately $72 million to in-process research and development, which will be expensed by the Company in the fourth quarter of 1996.


       To date, the Company has generated limited revenues based on the historical operations of US Order. Colonial Data had revenues of approximately $74 million in the fiscal year ended December 31, 1995 and $50 million in the nine months ended September 30, 1996. InteliData will generate future revenues through the sale of its newly acquired Colonial Data telecommunications product lines, smart telephones and home banking products, as well as by generating monthly fees for providing ongoing services, including interactive applications and customer support services. Colonial Data's telecommunications product line includes Caller ID adjunct units, corded and cordless telephones with integrated Caller ID, and small business telecommunication systems. Further, US Order began shipping its next generation smart telephone to retail stores during the quarter ended September 30, 1996. This next generation smart telephone is sold under the brand name "Intelifone(TM)" in the retail and paging markets and as the "Telesmart 4000" in the telecommunications channel. Revenue from telecommunications and smart telephone product sales and related interactive services will be dependent on the Company's success in marketing and selling these products and related services in the retail, paging and telecommunications markets, as well as in keeping current with new technology and product releases in this competitive market place. The Company's success in generating revenues from home banking products and related services is dependent, in part, on the success of its strategic partner, Visa InterActive, in marketing and selling these products and services to Visa member banks, as well as by the Company's success in taking advantage of Braun, Simmons' current strategic relationships and existing market channels. In addition, the Company has the right to receive on a quarterly basis from Visa $0.666 per month per active bill pay customer that uses the Visa Bill-Pay System through December 31, 2000. This payment from Visa is subject to certain limitations, including a reduction in the royalty payment for each quarter beginning January 1, 1995 through December 31, 1997 by an offset amount (the "Visa Offset"). The Visa Offset, initially set at $73,315 per quarter, accumulates quarterly up to an aggregate of $879,780. The Company has not received any revenue from these Visa royalty payments through September 30, 1996 and does not expect to receive any revenue from these payments, after application of the Visa Offset, through at least the first half of 1997.




Results of Operations
---------------------

The following represent the results of operations for InteliData for the three months and nine months ended September 30, 1996 and 1995. These results were based on the stand alone operations of US Order, Inc., the predecessor corporation to InteliData.

Three months ended September 30, 1996 and 1995

Revenues


         The Company's third quarter revenues decreased by $145,000 from $1,208,000 in 1995 to $1,063,000 in 1996. Product revenues decreased by $126,000 between periods, from $636,000 in the third quarter of 1995 to $510,000 for the same period in 1996. The Company began shipping its next generation smart telephone, the Intelifone(TM), to retail markets near the end of the third quarter of 1996, and revenues from these product sales comprised approximately 64% of the product revenues for the third quarter of 1996. The product revenues generated in the third quarter of 1995 were from the sale of the Company's previous generation PhonePlus(TM) smart telephones, which the Company was selling through its strategic relationship with Visa. Service fees revenue for the third quarter of 1996 were $551,000 compared to $570,000 for the same period in 1995, a decrease of $19,000. The Company's customer support revenues, which are remarketed by Visa InterActive to Visa member banks, totaled $422,000 for the third quarter of 1996, a $244,000 increase over the same period in 1995. This increase offset decreases in monthly service fees revenue and development fees for smart telephones totaling $88,000 and $178,000, respectively, between periods. Monthly service fees revenue are from customers who use the Company's previous generation smart telephones and associated interactive applications, and the decrease was primarily due to the Company's continuing efforts to convert these customers to Visa member banks. The Company expects its merger with Colonial Data to significantly increase revenues in the fourth quarter of 1996 and thereafter. See Summary of Operations and Financial Positions for Colonial Data.


Cost of Revenues


         The Company's third quarter cost of revenues decreased by $142,000 from $845,000 in 1995 to $703,000 for the same period in 1996. Product cost of revenue decreased by $80,000 between periods, from $653,000 in the third quarter of 1995 to $573,000 for the same period in 1996. Included in product cost of revenue in the third quarter of 1996 is a $138,000 reserve for inventory obsolescence related to writing down the Company's previous generation smart telephone, the PhonePlus(TM), to fair market value. This increase in product cost revenue is offset by a decrease in sales of the Company's smart telephones between periods resulting from the transition from primarily selling the Company's PhonePlus(TM) smart telephone to selling its next generation smart telephone, the Intelifone(TM), which the Company began shipping to retail markets at the end of the third quarter of 1996 and which comprised the majority of product revenue in the third quarter of 1996. The Company's third quarter service cost of revenue decreased by $62,000 from $192,000 in 1995 to $130,000 for the same period in 1996. Service cost of revenue related to generating monthly fee revenues decreased by $122,000, offsetting a $57,000 increase in costs related to providing customer support services to Visa, Visa member banks and third parties. The service cost of revenues related to monthly service fees decreased between periods due to the full depreciation in the fourth quarter of 1995 of the smart telephones utilized to generate monthly fee revenues and due to the continuing conversion of customers utilizing smart telephones to Visa member banks. The increase in cost of revenue related to customer service was a direct result of increased customer volume and revenue from this source. The Company expects its merger with Colonial Data to significantly increase cost of revenues in the fourth quarter of 1996 and thereafter. See Summary of Operations and Financial Positions for Colonial Data.

         Gross margin for product sales was (12%) for the third quarter of 1996 as compared to approximately break even for the same period in 1995. The negative gross margin for the third quarter of 1996 was due to the inventory obsolescence reserve recorded in the third quarter of 1996 for the PhonePlus(TM) smart telephone. The gross margin for the same period in 1995 reflects the Company's previous strategy in 1995 of selling its prior generation smart telephones at low margins through its strategic alliance with Visa to build an installed base of subscribers who are potential sources of monthly fees. In addition, as a result of the change in the composition of service fees revenue and the costs associated with service fees revenue, gross margins related to service fees increased from 66% in the third quarter of 1995 to 76% for the same period in 1996. The composition of product revenues primarily reflecting retail sales in the third quarter of 1996 and the increases in service fee gross margins between periods, offset by the inventory reserve recorded in the third quarter of 1996, resulted in an increase of overall gross margins from 30% in the third quarter of 1995 to 34% in the third quarter of 1996. The Company expects its gross margin percentages to vary in future periods based on the revenue mix between product sales, lease and service revenues as well as based upon the composition of its product and service fee revenues earned during the period. The Company expects its merger with Colonial Data to significantly increase gross profit in the fourth quarter of 1996 and thereafter. See Summary of Operations and Financial Positions for Colonial Data.


Selling, General and Administrative

         Selling, general and administrative expenses were $2,926,000 for the third quarter of 1996 as compared to $1,367,000 in the third quarter of 1995. The increase of $1,559,000 was a result of the Company's hiring of additional staff, upgrading systems and operations in anticipation of the potential of increased business later in 1996 resulting from its strategic alliance with Visa InterActive, as well as from other markets for the Company's smart telephone and home banking products and services. The Company expects that selling, general and administrative expenses will continue to increase during the remainder of

1996 and thereafter as a result of the merger with Colonial Data and the acquisition of Braun, Simmons, as well as the continued development of infrastructure to handle the anticipated increase in business in both home banking and telecommunications product and service sales.

Advertising and Promotion

         Advertising and promotion expenses increased between periods by $185,000, from $0 in the third quarter of 1995 to $185,000 for the same period in 1996. During the third quarter of 1996, the Company began selling its Intelifone(TM) smart telephone directly to retail stores and outlets. The Company expects its advertising and promotion expenses to increase substantially in future periods from the expenditures incurred during the third quarter (and first nine months) of 1996 and during the fiscal year ended December 31, 1995 with the entrance of its next generation smart telephone into these retail channels, the merger with Colonial Data and the acquisition of Braun, Simmons. The merger with Colonial Data, in particular, will increase advertising and promotion expenses as the Company promotes Colonial Data's telecommunications product lines to retail markets and to the regional Bell operating companies and other telephone operating companies with whom Colonial Data generated its product, lease and service revenues.

Research and Development

         Research and development costs were $786,000 in the third quarter of 1996 as compared to $272,000 for the same period in 1995. The increase of $514,000 was largely attributable to developing, designing and testing both the Company's home banking connectivity products and support services and the Company's next generation smart telephone and its associated interactive services. The Company has been actively engaged in research and development since its inception and expects that these activities will be essential to the operations of the Company in the future. The Company also expects research and development costs to increase during the remainder of 1996 and thereafter as a result of the merger with Colonial Data and the acquisition of Braun, Simmons on September 30, 1996 as both are actively engaged in research and development activities.

In-Process Research and Development from Acquired Company


         The Company incurred a $4,914,000 expense in the third quarter of 1996 for in-process research and development related to the acquisition of Braun, Simmons on September 30, 1996. The accounting principles of a purchase business combination require that the purchase price be allocated to in-process research and development projects and, if these projects have no alternative future use, be expensed at the date of consummation of the business combination. In the fourth quarter of 1996, it is expected that the Company will incur approximately $72 million of in-process research and development expenses in the fourth quarter of 1996 as a result of its merger with Colonial Data on November 7, 1996.

Interest Income, Net

         Interest income was $306,000 for the third quarter of 1996 compared to $428,000 for the third quarter of 1995. The decrease of $122,000 was due to decreased cash balances between periods based on the Company's use of cash throughout the fourth quarter of 1995 and the first nine months of 1996 to fund operations and invest in infrastructure and capital equipment. In connection with the merger with Colonial Data, additional cash and equivalent balances of $23 million were acquired. The Company expects interest income to increase in the fourth quarter of 1996 and thereafter. The Company incurred minimal interest expense in the third quarter of 1996 and 1995.

Equity in loss of affiliate


         Equity in loss of affiliate was $537,000 in the third quarter of 1996 compared to $0 in the third quarter of 1995. The increase was due to the Company recording its proportionate share of losses of HFN and the amortization of the excess of the purchase price over the Company's share of the equity in net assets of HFN, following the Company's investment in HFN in October 1995. HFN is a newly formed, development stage personal computer software company that is developing and delivering electronic financial products for consumers and services through banks. The Company expects HFN's operating losses to continue through the remainder of 1996.




Nine months ended September 30, 1996 and 1995

Revenues


         The Company's revenues for the first nine months of 1996 increased by $38,000 from $2,900,000 in 1995 to $2,938,000 in 1996. Product revenues decreased by $102,000 between periods, from $1,449,000 in the first nine months of 1995 to $1,347,000 for the same period in 1996. The Company began shipping its next generation smart telephone, the Intelifone(TM), to retail markets in the third quarter of 1996, and revenues from these product sales comprised approximately 42% of the product revenues for the first nine months of 1996. The product revenues generated in the first nine months of 1995 were primarily from the sale of the Company's previous generation PhonePlus(TM) smart telephones, which the Company was selling through its strategic relationship with Visa. Service fees revenue for the first nine months of 1996 were $1,579,000 compared to $1,441,000 for the same period in 1995, an increase of $138,000. The Company's customer support revenues, which are remarketed by Visa InterActive to Visa member banks, totaled $1,138,000 for the first nine months of 1996, a $620,000 increase over the same period in 1995. This increase offset decreases in monthly service fees revenue and development fees for smart telephones totaling $290,000 and $203,000, respectively, between periods. Monthly service fees revenue are from customers who use the Company's previous generation smart telephones and associated interactive applications, and the decrease was primarily due to the Company's continuing efforts to convert these customers to Visa member banks. The Company expects its merger with Colonial Data to significantly increase revenues in the fourth quarter of 1996 and thereafter. See Summary of Operations and Financial Positions for Colonial Data.

Cost of Revenues

         The Company's cost of revenues for the first nine months decreased by $266,000 from $2,241,000 in 1995 to $1,975,000 for the same period in 1996.
Product cost of revenues decreased by $184,000 between periods, from $1,450,000 in the first nine months of 1995 to $1,266,000 for the same period in 1996. Included in product cost of revenue for the first nine months of 1996 is a $132,000 reserve for inventory obsolescence related to the write down of the Company's previous generation smart telephone, the PhonePlus(TM), to fair market value. This increase is offset by a decrease in sales of the Company's smart telephones resulting from the transition from primarily selling the Company's PhonePlus(TM) smart telephone to selling its next generation smart telephone, the Intelifone(TM), which the Company began shipping to retail markets at the end of the third quarter of 1996. The Company's third quarter service cost of revenues for the first nine months decreased by $82,000 from $791,000 in 1995 to $709,000 for the same period in 1996. Service cost of revenues related to generating monthly fee revenues decreased by $446,000, offsetting a $366,000 increase in costs related to providing customer support services to Visa, Visa member banks and third parties. The service cost of revenues related to monthly service fees decreased between periods due to the full depreciation in the fourth quarter of 1995 of the smart telephones utilized to generate monthly fee revenues and due to the continuing conversion of customers utilizing smart telephones to Visa member banks. The increase in cost of revenues related to customer service was a direct result of increased customer volume and revenue from this source.


         Gross margin for product sales was 6% for the first nine months of 1996 as compared to approximately break even for the same period in 1995. The gross margin for product revenues for the first nine months of 1996 reflects a $138,000 reserve for inventory obsolescence. The gross margin for the first nine months of 1995 reflected the Company's previous strategy in 1995 of selling its prior generation smart telephones at negligible margins through its strategic alliance with Visa to build an installed base of subscribers who are potential sources of monthly fees. Revenues from product sales for the first nine months of 1995 consisted primarily of sales of the Company's previous generation smart telephone, the PhonePlus(TM). In addition, as a result of the change in the composition of service fees revenue and the costs associated with service fees revenue, gross margins related to service fees increased from 45% in the first nine months of 1995 to 55% for the same period in 1996. The composition of product revenues and the increases in service fee gross margins between periods, offset by the inventory obsolescence reserve for the PhonePlus(TM) smart telephones, resulted in an increase of overall gross margin from 23% in the first nine months of 1995 to 33% in the first nine months of 1996. The Company expects its gross margin to vary in future periods based on the revenue mix between product sales, lease and service revenues as well as based upon the composition of its product and service fee revenues earned during the period. The Company expects its merger with Colonial Data to significantly increase cost of revenues in the fourth quarter of 1996 and thereafter. See Summary of Operations and Financial Positions for Colonial Data.

Selling, General and Administrative

         Selling, general and administrative expenses were $7,398,000 for the first nine months of 1996 as compared to $3,599,000 in the third quarter of 1995. The increase of $3,799,000 was a result of the Company's hiring of additional staff and an increase in costs associated with upgrading systems and operations in anticipation of the potential of increased business later in 1996 resulting from its strategic alliance with Visa InterActive, as well as from other markets for the Company's smart telephone and home banking products and services. The Company expects that selling, general and administrative expenses will continue to increase during the remainder of 1996 and thereafter based on the Company's acquisitions and integration of operations of both Braun, Simmons and Colonial Data, as well as the continued development of infrastructure to handle the anticipated increase in business in both home banking and telecommunications product and service sales. See Summary of Operations and Financial Positions for Colonial Data.

Advertising and Promotion

         Advertising and promotion expenses increased between periods by $260,000, from $7,000 in the first nine months of 1995 to $267,000 for the same period in 1996. During the third quarter of 1996, the Company began selling its Intelifone(TM) smart telephone directly to retail stores and outlets. The Company expects its advertising and promotion expenses to increase substantially in future periods from the expenditures incurred during the third quarter (and first nine months) of 1996 and during the fiscal year ended December 31, 1995 with the entrance of its next generation smart telephone into these retail channels and with the acquisition of Braun, Simmons and Colonial Data. The merger with Colonial Data, in particular, will result in increased advertising and promotion expenses as the Company promotes Colonial Data's telecommunications product lines to retail markets and to the regional Bell operating companies and other telephone operating companies with whom Colonial Data generated its product, lease and service revenues. See Summary of Operations and Financial Positions for Colonial Data.

Research and Development

         Research and development costs were $1,962,000 in the first nine months of 1996 as compared to $779,000 for the same period in 1995. The increase of $1,183,000 was largely attributable to developing, designing and testing both the Company's home banking connectivity products and support services and the Company's next generation smart telephone and its associated interactive services. The Company has been actively engaged in research and development since its inception and expects that these activities will be essential to the operations of the Company in the future. The Company also expects research and development costs to increase during the remainder 1996 and thereafter based on the acquisition of Braun, Simmons on September 30, 1996. The Company also expects its merger with Colonial Data to significantly affect research and development expenses in the fourth quarter of 1996 and thereafter. See Summary of Operations and Financial Positions for Colonial Data.

In-Process Research and Development from Acquired Company

         The Company incurred a $4,914,000 expense in the first nine months of 1996 for in-process research and development related to the acquisition of Braun, Simmons on September 30, 1996. The accounting principles of a purchase business combination require that the purchase price be allocated to incomplete research and development projects and, if these projects have no alternative future use, be expensed at the date of consummation of the business combination. The Company will record approximately $72 million in related in-process research and development expenses in the fourth quarter of 1996 in connection with the merger with Colonial Data on November 7, 1996.

Interest Income, Net

         Interest income, net was $998,000 for the first nine months of 1996 compared to $277,000 for the same period of 1995. The increase of $721,000 was due primarily to the significant increases in the Company's cash balances between periods from its June 1995 public offering and a decrease in interest expense between periods, primarily due to two factors: (i) in June 1995, the Company retired substantially all long term debt as it related to its capital leases and outstanding borrowings with WorldCorp and Verifone with proceeds derived from its initial public offering and (ii) in August 1994, in addition to purchasing the Company's electronic banking and bill pay operations, Visa assumed $853,000 of the Company's capital lease obligations and miscellaneous liabilities. The Company expects its merger with Colonial Data to significantly affect interest income in the fourth quarter of 1996 and thereafter. See Summary of Operations and Financial Positions for Colonial Data.

Equity in loss of affiliate


         Equity in loss of affiliate was $1,431,000 in the first nine months of 1996 compared to $0 in the same period of 1995. The increase was due to the Company recording its proportionate share of losses of HFN and the amortization of the excess of the purchase price over the Company's share of the equity in net assets of HFN, following the Company's investment in HFN in October 1995. HFN is a newly formed, development stage personal computer software company that is developing and delivering electronic financial products and services to consumers. The Company expects HFN's operating losses to continue through the remainder of 1996.

Summary of Operations and Financial Positions for Colonial Data

         The following selected consolidated financial data is derived from the consolidated financial statements of Colonial Data (in thousands, except per share data):


                                             For the three months ended        For the nine months ended
                                                   September 30,                      September 30,
                                             --------------------------        -------------------------

                                               1996             1995            1996               1995
                                              ------           ------          ------             ------
                                           (unaudited)      (unaudited)     (unaudited)        (unaudited)

Statement of Operations Data:


Revenues                                    $  12,544       $   19,626          $  50,152        $  53,140
Gross profit                                    4,339            8,181             17,578           21,790
Income from operations                             84            5,135              6,597           13,493
Net income                                        238            3,454              4,944            8,693
Net income per share                        $    0.02       $     0.23          $    0.32        $    0.61
Weighted average shares                        15,573           15,335             15,592           14,306



                                                  September 30, 1996                 December 31, 1995
                                            ---------------------------        --------------------------
                                                     (unaudited)
Balance Sheet Data:


Working capital                                      $  74,606                           $  68,915
Current assets                                          78,464                              74,752
Property, plant and equipment, net                       5,425                               6,733
Total assets                                            88,061                              86,405
Total borrowings                                          --                                 1,000
Stockholders' equity                                    80,568                              84,203



Three months ended September 30, 1996 and 1995 for Colonial Data


Revenues


         Revenues for the three months ended September 30, 1996 were $12,544,000 compared to $19,626,000 for the same period in the prior year. Product revenues decreased 33% to $9,215,000 for the three months ended September 30, 1996 from $13,828,000 for the three months ended September 30, 1995. This decrease resulted from lower product promotional sales. Lease revenues decreased to $2,738,000 for the three months ending September 30, 1996 compared to $5,362,000 for the same period in the prior year due to a decline in the number of units under lease by customers. Service revenues increased 36% to $591,000 for the three months ended September 30, 1996 from $436,000 for the same period in the prior year, primarily due to the completion of certain repair contracts.


Gross Profit


         For the three months ended September 30, 1996, Colonial Data generated gross profit of $4,339,000 on revenues of $12,544,000, for a gross margin of 35% for the period compared to 42% for the same period last year. The Company expects its gross margin percentages to vary in future periods based on the revenue mix between product sales, lease and service revenues, competitive pricing influences and, the composition of its product and service fee revenues earned during the period.

         Operating income for the three months ended September 30, 1996 was $84,000 compared to $5,135,000 for the same period in the prior year. The decrease in income from operations is primarily attributed to declining profits on the Caller ID leasing program due to attrition and increasing operating costs associated with the hiring of additional personnel. Also contributing to the decrease in operating income were merger and one-time charges totaling $629,000, net of applicable income taxes, or $0.04 per share.


Net Income


         Net income was $238,000 for the three months ended September 30, 1996 compared to net income of $3,454,000 for the same period in the prior year. The decrease in net income is primarily related to the decline in income from operations, and a decrease in investment income of $210,000 for the period.


Net Income per Share

         Net income per share was $0.02 for the three months ended September 30, 1996 compared to $0.23 for the same period in the prior year.

Weighted Average Shares

         The fully diluted weighted average shares increased to 15,573,000 for the three months ended September 30, 1996 compared to 15,335,000 for the same period in the prior year. The increase resulted primarily from stock options issued to employees since the third quarter of 1995.


Nine months ended September 30, 1996 and 1995

Revenues

         Revenues for the nine months ended September 30, 1996 were $50,152,000 compared to $53,140,000 for the same period in the prior year. Product revenues increased 7% to $38,456,000 for the nine months ended September 30, 1996 from $36,008,000 for the nine months ended September 30, 1995. This growth resulted from marketing and promotional campaigns conducted by telcos and the Company and revenues from CDT Telecom Systems, Inc., the Company's small business product subsidiary. Lease revenues decreased to $10,155,000 for the nine months ending September 30, 1996 compared to $15,550,000 for the same period in the prior year due to a decline in the number of units under lease by customers. Service revenues decreased 3% to $1,541,000 for the nine months ended September 30, 1996 from $1,582,000 for the same period in the prior year, primarily due to the completion of certain repair contracts.

Gross Profit

         For the nine months ended September 30, 1996, Colonial Data generated gross margin of $17,578,000 on revenues of $50,152,000, for a gross margin of 35% for the period compared to 41% for the same period last year. The Company intends to continue Colonial Data's operations as an integral part of its operations. The Company expects its gross margin percentages to vary in future periods based on the revenue mix between product sales, lease and service revenues, competitive pricing influences, the composition of its product and service fee revenues earned during the period, and competitive pricing influences.

Operating income


         Operating income for the nine months ended September 30, 1996 was $6,597,000 compared to $13,493,000 for the same period in the prior year. The decrease in income from operations is primarily attributed to declining profits on the Caller ID leasing program due to attrition and increasing operating costs associated with the hiring of additional personnel. Merger and one-time charges in the third quarter totaled $629,000, net of applicable income taxes, or $0.04 per share.


Net Income


         Net income was $4,944,000 for the nine months ended September 30, 1996 compared to net income of $8,693,000 for the same period in the prior year. The decrease in net income is directly related to the decline in income from operations, offset in part by an increase in investment income of $565,000 for the period.


Net Income per Share

         Net income per share was $0.32 for the nine months ended September 30, 1996 compared to $0.61 for the same period in the prior year.

Weighted Average Shares

         The fully diluted weighted average shares increased to 15,592,000 for the nine months ended September 30, 1996 compared to 14,306,000 for the same period in the prior year. The increase resulted primarily from shares issued in connection with a secondary common stock offering of 1,645,000 shares by Colonial Data in July 1995.


Liquidity and Capital Resources

         The Company, formerly US Order, has generated operating losses since its inception. As a result of the merger with Colonial Data on November 7, 1996, the Company has acquired operations that generated net income of approximately $12,523,000 and $4,944,000, respectively, for the fiscal year ended December 31, 1995 and the nine months ended September 30, 1996. The Company's smart telephone and home banking products and services are subject to the risks inherent in the marketing and development of new products. The market for these products and services is relatively new and is characterized by rapid technological change, evolving standards, changes in end-user requirements and frequent new product introductions and enhancements. However, the merger with Colonial Data has provided the Company with established product lines and sales channels in large telecommunications markets. The industry for the Company's products and services is intensely competitive. The Company experiences direct competition from manufacturers of smart telephones, Caller ID units, and cordless phones and from companies that develop transaction processing software for interactive applications and customer support services. To date, the Company has generated limited revenues from its product and service sales; however, the merger with Colonial Data has provided the Company with an established revenue stream that totaled approximately $74 million and $50 million, respectively, for the year ended December 31, 1995 and the nine months ended September 30, 1996. There can be no assurance as to what level of future sales or royalties, if any, that the Company will receive from Visa, Visa member banks and retail markets for its smart telephone and home banking products and services.

         During the first nine months of 1996, operating activities used $7,400,000 compared to $3,679,000 in the same period in 1995. This increase was primarily related to increased operating losses in the first nine months of 1996.

         Investing activities used $2,386,000 during the first nine months of 1996 compared to $375,000 in the same period in 1995. The increase in the use of cash for investing activities was primarily due to $1,013,000 invested in a certificate of deposit pledged as collateral for a line of credit and an increase in the purchase of computer equipment to support customer service and upgrade internal networks.

         Financing activities provided $2,160,000 in the first nine months of 1996 compared to $29,197,000 in the same period in 1995. This decrease resulted from the net proceeds received by the Company's initial public offering in June 1995, after the redemption of preferred stock, repayment of debt, and payment of dividends on both redeemable and convertible preferred stock.

         In November 1995, the Company committed to purchase from Standard Telecommunication Ltd. ("STL") approximately $3,300,000 worth of its next generation smart telephones for delivery during 1996. The Company began selling these next generation smart telephones to retail stores in the third quarter of 1996. The Company expects to incur significant capital expenditures in 1997 to enhance current infrastructure and internal systems to handle increased business and to integrate the operations of Colonial Data and Braun, Simmons.

         In May 1996, the Company entered into a facility operating lease for an additional 10,478 square feet of office space which will be used in addition to the Company's current office space. The lease covers a 54 month period which commenced in August 1996 with aggregate minimum lease payments equal to approximately $450,000.

         In May 1996, the Company entered into two credit agreements with the same bank that provide for borrowings up to $5,000,000. As of September 30, 1996 and October 31, 1996, the Company had no borrowings against either of these two credit lines, but had committed $3,309,000 of these credit lines through the issuance of a letter of credit to STL for the purchase of its next generation smart telephone.


         The Company's primary needs for cash in the future are for investments in product development, working capital, strategic ventures, potential acquisitions, capital expenditures and the upgrade of the Company's systems and operations in order to support its strategic alliance with Visa InterActive and integration activities relating to the merger and acquisition of Colonial Data and Braun, Simmons. In order to meet the Company's needs for cash over the next twelve months, the Company will utilize proceeds from its 1995 initial public offering, additional cash and short-term investments resulting from the merger with Colonial Data (approximately $23 million), credit lines, and, to the extent available, gross margins generated from the sale and lease of its products and services. Additionally, the Company will utilize proceeds from its approximately $2,500,000 advertising credit, which was received as partial consideration for certain shares of Series C convertible preferred stock in 1993, subject to certain restrictions regarding its usage.



Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995


         The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results, delays in development of highly-complex products, the timing of implementation and promotion of Caller ID service by telephone operating companies, reliance on key strategic alliances, concentration of customer base and resulting adverse effects from the loss of any one or more of the Company's major customers, the telecommunications regulatory environment, changes in general economic conditions and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company's Registration Statement on Form S-4 (Commission File No. 333-11081) and the Reports on Form 10-K of US Order and Colonial Data for the year ended December 31, 1995. These risks could cause the Company's actual results for 1996 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits



                                                                                         Begins
       Exhibit                                                                         Sequential
         No.        Exhibit                                                              Page No.
       -------      -------                                                            ----------



         4.1 Form of Warrant, as amended (Incorporated by reference to Exhibit 4.3 to the Colonial Data
                    Technologies Corp. Registration Statement on Form
                    S-4, File No. 33-30242).

        10.1 Technical Information and Patent License Agreement effective as of August 1, 1987 by and between American Telephone and Telegraph and Colonial Data Technologies Corp. (Incorporated by reference to Exhibit 1 to the Colonial Data Technologies
                    Corp.  Report on Form 10-Q for the quarter  ended  September
                    30, 1989, File No.
                    0-15562).

        10.2        Sales and Service Subcontract Agreement, dated December
                    20, 1994, between US Order, Inc. and Visa Interactive, Inc.
                    (Incorporated by reference to the US Order Registration
                    Statement on Form S-1, dated June 1, 1995 as filed with the Commission, File No. 33-90978).

        10.3 Acquisition Agreement, as amended, dated July 15, 1994, among Visa International Service Association, US Order, Inc.
                    and WorldCorp, Inc. (Incorporated by reference to the US
                    Order Registration  Statement  on Form S-1,  dated June 1,
                    1995 as filed with the Commission, File No. 33-90978).

        10.4 Stock Option Agreement, dated as of August 1, 1994, be-tween US Order, Inc. and John C. Backus, Jr. (Incorporated by reference to the US Order Registration Statement on Form
                    S-1, dated June 1, 1995 as filed with the Commission, File
                    No. 33-90978).

                                                                                           Begins
       Exhibit                                                                           Sequential
         No.        Exhibit                                                                Page No.
       -------      -------                                                              ----------

        10.5        Letter   Agreement   dated  April  5,  1995   between   Visa
                    International    Service   Association   and US Order, Inc.
                    (Incorporated  by  reference  to  the US  Order Registration
                    Statement on Form S-1,  dated June 1, 1995 as filed with the
                    Commission, File No. 33-90978).

        10.6 Amendment No. 1, dated as of May 1, 1995, to Stock Op-tion Agreement between US Order, Inc. and John C. Backus,
                    Jr. (Incorporated by reference to the US Order Registration
                    Statement on Form S-1, dated June 1, 1995 as filed with the Commission, File No. 33-90978).

        10.7 Colonial Data Technologies Corp. 401(k) Plan (Incorporated by reference to the Colonial Data Technologies Corp. Report on Form 10-Q for the year ended December 31, 1994, File No.
                    0-15562).

        10.8        Agreement, dated as of March 1, 1996 between Colonial Data
                    Technologies Corp. and Robert J. Schock (Incorporated by reference to the Colonial Data Technologies Corp. Report on
                    Form 10-Q for the quarter ended March 31, 1996, File No.
                    0-15562).

        10.9        Amended and Restated Loan and Security Agreement between
                    Colonial Technologies Corp. and People's Bank, dated
                    May 3, 1996 (Incorporated by reference to the Colonial Data
                    Technologies Corp. Report on Form 10-Q for the quarter ended June 30, 1996, File No. 0-15562).

       10.10        Revolving Credit Note between Colonial Technologies Corp.
                    and People's Bank, dated May 3, 1996 (Incorporated by reference to the Colonial Data Technologies Corp. Report on
                    Form 10-Q for the quarter ended June 30, 1996, File No.
                    0-15562).

       10.11        Guaranty Agreement between Colonial Data Technologies
                    Corp. and People's Bank, dated May 3, 1996 (Incorporated by reference to the Colonial Data Technologies Corp. Report on Form 10-Q for the quarter ended June 30, 1996, File No.
                    0-15562).


                                                                                             Begins
       Exhibit                                                                              Sequential
         No.        Exhibit                                                                  Page No.
       -------      -------                                                                 ----------

       10.12        Master Trademark License Agreement between Colonial
                    Data Technologies Corp. and Pacific Bell (Incorporated by reference to the Colonial Data Technologies Corp.
                    Report on Form 10-Q for the quarter ended June 30, 1996,
                    File No. 0-15562).

     *10.13         Bond Purchase Agreement by and among CDT Realty Corp.                   32
                    and 80 Pickett District Associates, L.L.C., dated as of
                    September 13, 1996.

       11           Calculations of Earnings per Common Share                               35

     *27            Financial Data Schedule


     *Filed herewith



(b)   Reports on Form 8-K


      (i)           Colonial Data Technologies Corp. filed a report on Form
                    8-K on August 5, 1996 under Item 5 relating to Colonial
                    Data Technologies Corp. entering into an Agreement and Plan of Merger with US Order, Inc., dated August 5, 1996, pursuant to which Colonial Data Technologies Corp. and US Order, Inc. would be merged into the Registrant.

      (ii)          US Order, Inc. filed a report on Form 8-K on August 5,
                    1996 under Item 5 relating to US Order, Inc. entering into an Agreement and Plan of Merger with Colonial Data
                    Technologies Corp., pursuant to which US Order, Inc. and
                    Colonial Data Technologies Corp. would be merged into the Registrant.

                                   SIGNATURES



                  Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       INTELIDATA TECHNOLOGIES CORPORATION


                       By:     /s/ John C. Backus
                          ----------------------------
                          John C. Backus
                          President
                          (Duly Authorized Officer




                      By:     /s/ Timothy R. Welles
                         -----------------------------
                         Timothy R. Welles
                         Executive Vice President
                         (Duly Authorized Officer




                      By:     /s/ John N. Giamalis
                         -----------------------------
                         John N. Giamalis
                         Vice President and Chief Financial Officer
                         (Principal Accounting Officer)





Date:  November 14, 1996

                        Commission file number 000-21685






                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    EXHIBITS

                                       to

                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




                 For the fiscal quarter ended September 30, 1996



                       INTELIDATA TECHNOLOGIES CORPORATION

             (Exact name of registrant as specified in its charter)

                                                                   EXHIBIT 10.13


                             BOND PURCHASE AGREEMENT

         This Agreement, (the "Agreement") is made and entered into this 13th day of September, 1996, by and among 80 Pickett District Associates, L.L.C., a Connecticut limited liability company ("80 PDA") and CDT Realty Corp., a Connecticut corporation ("CDT Realty").

                                R E C I T A L S :

         WHEREAS, 80 PDA is the owner of the issued and outstanding Connecticut Development Authority ("CDA") Industrial Development bonds (Diventco Project - 1983 Series) issued September 2, 1983, in the original principal amount of $2,000,000 (the "Bonds").

         NOW THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by the parties hereto, the parties hereto hereby agree as follows:

         1. Subject to the terms and provisions contained herein, at the Closing (as hereinafter defined) 80 PDA agrees to transfer, sell and convey all of its right, title and interest in the Bonds together with any and all rights and benefits of 80 PDA under the Indenture of Trust dated September 2, 1993 from the Connecticut Development Authority to Citytrust, as Trustee (the "Indenture") and all monies due or to become due under the Bonds, the Indenture and the Financing Documents (as defined in the Indenture) to CDT Realty and CDT Realty agrees to purchase the Bonds from 80 PDA for a price equal to One Million Three Hundred Fifty Thousand Dollars ($1,350,000) in cash by delivering a certified check or checks payable to the order of 80 PDA (the "Purchase Price").

         2. 80 PDA represents and warrants to CDT Realty that: (i) 80 PDA has authorized the execution, delivery and performance of this Agreement by all necessary limited liability company action; and (ii) 80 PDA owns the Bonds free and clear of liens, encumbrances, liabilities and restrictions (collectively, "Liens"), and the delivery of the Bonds pursuant to this Agreement will transfer to CDT Realty good and marketable title to the Bonds free and clear of all Liens.

         3. CDT Realty represents and warrants to 80 PDA that CDT Realty has authorized the execution, delivery and performance of this Agreement by all necessary corporation action.

         4. The closing of the transactions contemplated hereby (the "Closing") shall take place at the offices of LeBoeuf, Lamb, Greene MacRae, L.L.P., 225 Asylum Street, Hartford, Connecticut, at 9:00 a.m. on September 13, 1996 or such other date as the parties shall mutually agree.

         5.    At the Closing, 80 PDA shall deliver to CDT Realty the following:

               (a) an Assignment duly executed by 80 PDA in the form of Exhibit A attached hereto; and

               (b)  the original Bonds.

         6. At the Closing, CDT Realty shall deliver to 80 PDA a certified check in the amount of $1,350,000.

         7. The obligations of CDT Realty to consummate the transactions contemplated herein shall be subject to the satisfaction at Closing of each of the following conditions:

               (a) the representations and warranties of 80 PDA contained herein shall have been true and correct when made and shall be true and correct at Closing as though such representations and warranties were made at and as of such date; and

               (b) 80 PDA shall have performed and complied with all covenants and other obligations to be performed or complied with by it at or prior to Closing.

         8.  The   obligations  of  80  PDA  to  consummate   the   transactions
         contemplated herein shall be subject to the satisfaction at Closing of each of the following conditions:

               (a) the representations and warranties of CDT Realty contained herein shall have been true and correct when made and shall be true and correct at Closing as though such representations and warranties were made at and as of such date; and

               (b) CDT Realty shall have performed and complied with all covenants and other obligations to be performed or complied with by it at or prior to Closing.

         9. From and after the Closing, the parties shall execute and deliver such other instruments of conveyance and transfer and take such other actions as may be reasonably required to effectively carry out the transactions contemplated herein.

         10. In the event any portion of this Agreement is found to be invalid or unenforceable, the remainder shall remain in full force and effect.

         11. This Agreement may be executed in any number of counterparts and by the various parties on separate counterparts, each of which, when taken as a whole, shall be deemed to be the complete agreement of the parties.

         12. This Agreement shall in all respects be construed in accordance with and governed by the substantive laws of the State of Connecticut without reference to its choice of law rules.

         13. This Agreement embodies the entire agreement and understanding of the parties hereto with respect to the subject matter hereof, and supersedes all prior and contemporaneous agreements and understandings relative to such subject matter.

         14. This Agreement and the various rights and obligations arising hereunder shall inure to the benefit of and be binding upon the parties, their successors and assigns.

         15. None of the covenants, terms or conditions of this Agreement to be paid, observed and performed by any party shall in any manner be altered, waived, modified, changed or abandoned except by a written instrument, duly signed and delivered by all of the parties hereto.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                                80 PICKETT DISTRICT ASSOCIATES, L.L.C.



                                BY:           /s/ Robert J. Schock
                                Name:         Robert J. Schock
                                Title:        Manager



                                CDT REALTY CORP.



                                By:           /s/ John N. Giamalis
                                Name:         John N. Giamalis
                                Title:        Vice President




                   [SIGNATURE PAGE TO BOND PURCHASE AGREEMENT]

                                                                      Exhibit 11


                                      INTELIDATA TECHNOLOGIES CORPORATION
                                   CALCULATIONS OF EARNINGS PER COMMON SHARE
                             (In thousands, except per share amounts; unaudited)

                                                 For the three months ended       For the nine months ended
                                                       September 30,                 September 30, 1996
                                                ---------------------------       -------------------------
                                                    1996           1995              1996          1995
                                                 ----------     ----------        ----------    ---------

Adjustments to net loss:

     Net loss                                    $ (8,524)    $    (848)          $ (13,718)     $ (3,447)
     Preferred dividend requirement                 --            --                  --             (681)
                                                  --------      --------           --------       --------


         Net loss applicable to common stock
           and common stock equivalents used
           for primary computation                 (8,524)         (848)           (13,718)        (4,128)

Fully diluted adjustments - preferred

            dividend requirement                    --            --                 --                681
                                                  --------      --------           --------       --------


     Adjusted net loss applicable to

         common stock assuming full dilution     $ (8,524)    $   (848)          $ (13,718)     $  (3,447)
                                                  ========     ========           =========      =========




     Average number of share of common
       stock outstanding                           16,044         14,899             15,903          9,277
     Fully diluted adjustments (2):

       Assume exercise of options and warrants      1,131          2,354              1,584          2,270
       Assume conversion of preferred stock        --              --                --              3,676
                                                 --------       --------           --------       --------


         Total number of shares assumed to

            be outstanding after full dilution    17,175         17,253             17,487          15,223
                                                 =======        =======           ========        ========



Net loss per common share:
   Primary loss per share (1)                  $  (0.53)      $  (0.06)          $  (0.86)      $   (0.44)
                                                ========       ========           ========       =========

   Fully diluted loss per share (2)            $  (0.50)      $  (0.05)          $  (0.78)      $   (0.23)
                                                ========       ========           ========       =========


(1) The assumed exercise of options and warrants in periods of net loss are anti-dilutive and are not included in the computation and presentation of primary earnings per share.

(2) The assumed exercise of options, warrants and conversion of preferred stock are anti-dilutive but are included in the calculation of fully-diluted earnings per share in accordance with Regulation S-K Item 601 (a)(11).