Form 10-K405
period 1996-12-31
INTELIDATA TECHNOLOGIES CORP
filed 1997-03-31
CIK 1021810

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                ______________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                ______________

                 For the fiscal year ended:  DECEMBER 31, 1996
                       Commission File Number 000-21685

                      INTELIDATA TECHNOLOGIES CORPORATION
            (Exact name of registrant as specified in its charter)

        DELAWARE                                        54-1820617
(State of incorporation)                (I.R.S. Employer Identification Number)

              13100 Worldgate Drive, Suite 600, Herndon, VA 20170
                   (Address of Principal Executive Offices)
                                (703) 834-8500
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------

                              NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X         No
    -------------     ____________

State by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 1, 1997, was approximately $116,206,000. In determining this figure, the Registrant has assumed that all of its directors and executive officers are affiliates. Such assumptions should not be deemed to be conclusive for any other purpose.

The number of shares of the registrant's Common Stock outstanding on March 1, 1997 was 31,816,693.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of InteliData Technologies Corporation's Proxy Statement for its 1997 Annual Stockholder Meeting, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Report.

================================================================================

                      INTELIDATA TECHNOLOGIES CORPORATION

                        1996 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS


                                                                                  Page
                                                                                  ----
PART I
------

Item 1.     Business............................................................   3

Item 2.     Properties..........................................................  21

Item 3.     Legal Proceedings...................................................  21

Item 4.     Submission of Matters to a Vote of Stockholders.....................  21


PART II
-------

Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters  22

Item 6.     Selected Financial Data.............................................  23

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operation ...............................................  24

Item 8.     Financial Statements and Supplementary Data.........................  40

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...........................................  66

PART III
--------

Item 10.    Directors and Executive Officers of the Registrant..................  66

Item 11.    Executive Compensation..............................................  68

Item 12.    Security Ownership of Certain Beneficial Owners and Management......  68

Item 13.    Certain Relationships and Related Transactions......................  69

PART IV
--------

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K ....  70


                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

   InteliData Technologies Corporation ("InteliData" or the "Company"), was incorporated on August 23, 1996 under the Delaware General Corporation Law in order to effect the mergers ("Mergers") of US Order, Inc. ("US Order") and Colonial Data Technologies Corp. ("Colonial Data"). The Mergers were announced on August 5, 1996, when US Order and Colonial Data entered into an Agreement and Plan of Merger ("Merger Agreement"). On November 7, 1996, the Mergers were consummated with each share of outstanding US Order and Colonial Data common stock being exchanged for one share of InteliData common stock. Accounting for the Mergers was treated as a purchase of Colonial Data by US Order. Accordingly, financial statements of the Company included herein reflect the results of US Order through November 7, 1996 and the consolidated results of US Order and Colonial Data thereafter.

   Effective September 30, 1996, US Order acquired the business of Braun, Simmons & Co., an Ohio corporation ("Braun Simmons"), for approximately $7 million consisting of cash and US Order common stock and including US Order transaction costs pursuant to the merger of Braun Simmons into US Order (the "Braun Simmons Acquisition"). Braun Simmons was an information engineering firm specializing in the development of home banking and electronic commerce solutions for financial institutions. The acquisition expands the Company's product line for both large and small financial institutions.

   The business of the Company consists of the businesses previously conducted by US Order, Colonial Data and Colonial Data's subsidiaries. The Company develops and markets products and services for the telecommunications and financial services industries through its three business divisions: consumer telecommunications, electronic commerce and interactive services.

   The consumer telecommunications division designs, develops and markets telecommunications products that support intelligent network services being developed and implemented by the regional Bell operating companies ("RBOCs") and other telephone companies ("telcos"). The Company has concentrated its product development and marketing efforts on products that support Caller ID and other emerging intelligent network services, including a smart telephone, the Telesmart 4000/Intelifone/TM/, which provide consumers call management features and the ability to access numerous network services and interactive applications via telephone. The Company currently offers a line of Caller ID adjunct units and telephones with integrated Caller ID, small business telecommunications systems and high-end consumer telecommunications equipment. The Company also repairs and refurbishes telecommunications products for commercial customers and provides other services that support the development and implementation of intelligent network services.

   The electronic commerce division develops and markets products and services to assist financial institutions in their home banking and electronic bill payment initiatives. The products are designed to assist consumers in accessing and transacting business with their banks and credit unions electronically, and to assist financial institutions in connecting to and transacting business with third parties, including data processors and billers. The services focus on a financial institution's back office, offering outsourcing for data entry, telemarketing, customer service and technical support. The Company currently receives its electronic commerce revenues largely from the sale of products and services to Visa International Service Association, Inc. ("Visa") member banks.

   On August 1, 1994, the Company sold its bill payment operations and technology (the "Visa Bill-Pay System") to Visa for cash and the right to future royalty payments which are based on the number of customers utilizing the Visa Bill-Pay System. The Company's right to future royalty payments from Visa is subject to a cumulative offset amount aggregating $880,000 and, accordingly, the Company does not expect to begin receiving royalty payments until at least the second half of 1997. Visa formed Visa InterActive, Inc. ("Visa InterActive") around the technology and personnel acquired from the Company, including 54 former Company employees. Visa InterActive also has agreed through 2000 to inform Visa member banks that the Company is a preferred provider of certain electronic commerce products and services.

   The interactive services division was established to provide interactive applications for use on smart telephones and other small screen devices, such as alpha-numeric pagers, Personal Communication Systems ("PCS") devices and personal digital assistants ("PDAs"). The Company intends to sell interactive applications directly to end users and through other companies, including telcos and wireless communications companies. The Company's current interactive applications include electronic national directory assistance lookup, one-way alpha-numeric paging, one-way internet e-mail, a personal directory data save and restore function and information services such as news, weather, sports scores, stock quotes, lottery results and horoscopes.

   The Company's principal executive offices are located at 13100 Worldgate Drive, Suite 600, Herndon, Virginia 20170 and its telephone number is (703) 834-8500.


INDUSTRY BACKGROUND

  The Company maintains operations in three primary markets: consumer telecommunications, electronic commerce and interactive services.

Consumer Telecommunications

  The consumer telecommunications division designs, develops and markets telecommunications products that support intelligent network services being developed and implemented by RBOCs and other telcos. Deregulation and technological advances have intensified competition among existing operators of telecommunication networks and encouraged the entrance of new service providers. In addition, there are mergers pending among certain RBOCs and further industry consolidation may occur in the future. In the United States, competition among RBOCs, other telcos and long distance carriers and new service providers that have entered the local and long distance markets, has increased and may increase further as a result of the Telecommunications Act of 1996 (the "Telecommunications Act") or industry consolidation. RBOCs and other telcos are responding to increasing competition by, among other things, introducing value-added, intelligent network services .

  In order to deploy intelligent network services, the telcos have been upgrading their telecommunications networks to support a set of standards, known as the Intelligent Networks ("IN"). IN supports open, distributed switching and processing capabilities and allows the telcos to create, modify and deploy new services quickly and economically. In addition, Bell Communications Research, Inc. has developed the Analog Display Services Interface ("ADSI"), a standard protocol for the simultaneous transmission of data and voice information between an information source and a subscriber's telephone or other communications device such as a smart telephone.

  One of the first intelligent network service offerings by RBOCs and telcos was Caller ID, a service that provides information about the incoming call (including the number and name of the caller and the time and date of the call) enabling that information to be displayed on a device located near the telephone (in the case of an adjunct unit) or on a display screen located on the telephone (in the case of an integrated Caller ID telephone). InteliData estimates that the current penetration rate of Caller ID service is approximately 15% of the total subscribers in those areas in the United States that have Caller ID capabilities .

  By deploying the ADSI protocol in the telecommunications network, RBOCs and other telcos will be able to offer additional intelligent network services and third-party interactive applications. ADSI-based services will include Caller ID on Call Waiting together with Call Disposition. By subscribing to Caller ID on Call Waiting with Disposition, a subscriber who receives a Call Waiting signal can look at the display screen on the smart telephone and see the name and number of the calling party before deciding whether to answer the call, send a prerecorded message telling the calling party to wait, forward the call to voice mail or drop the line. Additional services which can be supported through ADSI include on-line directory assistance, e-mail, paging, news, weather, stock quotes and other information.

  The regulatory environment relating to the telecommunications industry is undergoing rapid and significant changes. The Telecommunications Act has effected basic changes in the telecommunications regulatory scheme. The intention of the Telecommunications Act is to enhance competition in all telecommunications markets and bring new packages, lower prices and increased innovation to telephone customers in the United States. The Federal Communications Commission ("FCC") issued its first major order under the Telecommunications Act in August, 1996 which constitutes the FCC's initial measures to implement sections of the Telecommunications Act relating to interconnection between carriers and the provision of access to unbundled services. However, this order has been challenged and, as of March 1, 1997, the effectiveness of some of its provisions has been stayed in the U.S. Court of Appeals for the Eighth

Circuit. In December 1996, the FCC issued a Notice of Proposed Rulemaking which suggests rules concerning the implementation of the Telecommunications Act provisions relating to RBOC manufacture of telecommunications and customer premises equipment. Although the FCC has not yet implemented the regulations relating to those provisions, the proposed regulations would permit RBOCs to manufacture products that support Caller ID and other emerging intelligent network services subject to certain conditions. The Company is unable to predict what effect, if any, the Telecommunications Act and the emerging regulatory scheme under the Telecommunications Act will have on Caller ID service or the Company's business generally.

Electronic Commerce

  The electronic commerce division provides products and services to financial institutions whose processes and systems are subject to regulatory approvals. Electronic commerce is a developing marketplace. Financial institutions are expanding their electronic home banking services to permit customers not only to review historical account information, but also to engage in transactions such as paying bills and transferring funds. The Company's future growth and profitability will depend, in part, upon consumer acceptance of electronic home banking.

Interactive Services

  The interactive services division provides SmartTime/(R)/ services to customers delivering personalized information to a variety of small screen devices, including screen telephones, alpha-numeric pagers, PCS/cellular telephones and addressable personal communicators. The division provides operating online and batch interactive services directed at consumers of small screen devices. Although the Company builds some of its services, the Company is essentially an aggregator of other data sources and purchases data from many of the same suppliers as its competitors.


PRODUCTS AND SERVICES

   The Company's business strategy is to develop products and services to meet the needs of its customers in each of three markets: consumer telecommunications, electronic commerce and interactive services. The Company develops products and services for the RBOCs and other telcos, financial institutions and their customers. The Company strives to develop products with broad appeal that are easy-to-use, practical, inexpensive and built around common industry standards. The Company believes its products position the Company to offer support services and interactive service applications which are expected to generate recurring monthly fee revenue.

 Consumer Telecommunications

   Since introducing the first commercially available Caller ID unit in 1987, the Company has developed and marketed Caller ID products with increased functionality to meet the needs of its RBOC and other telco customers. A substantial majority of the Company's revenues are derived from the sale and leasing of its Caller ID products. The following represent the Company's consumer telecommunications products and services:

 Entry Level Caller ID Adjunct Devices
 -------------------------------------

  The Company provides low-priced, entry level Caller ID devices primarily to support RBOC marketing and promotional campaigns in which a telco may give away or subsidize the purchase of a Caller ID adjunct device when a consumer subscribes for the service. The Company believes that RBOCs utilize lower-priced products to reduce or eliminate the initial consumer expenditure required to obtain the service and, as a result, may subsequently achieve higher penetration rates for Caller ID in selected markets. The Company's entry level Caller ID adjunct devices have suggested retail prices of $29.99 to $39.99.

 Full-Featured Caller ID Adjunct Devices
 ---------------------------------------

  The Company's full-featured products display all transmitted information before the incoming telephone call is answered and store this information in memory. Among the features available on the Company's full-featured products are memory capacity for up to 99 calls, a "blocked call"/"new call" light, a patented "Block the Blocker" feature, a bilingual display and a "message waiting alert" light that indicates to a network voice mail subscriber that a new voice mail message has been received. "Block the Blocker" is a feature that detects when call block is used by a caller, delivers a message to that caller that the Caller ID subscriber does not accept blocked calls and disconnects the call. The Company's full-featured Caller ID adjunct devices have suggested retail prices of $39.99 to $69.99.

 Caller ID on Call Waiting
 -------------------------

  Caller ID on Call Waiting allows a subscriber to combine both Caller ID and Call Waiting network services, to view the directory name and telephone number of an incoming call as the Call Waiting signal is delivered. The Company's Caller ID on Call Waiting adjunct device also allows a consumer to store approximately 85 names and numbers in memory. InteliData has applied for a patent on certain aspects of its Caller ID on Call Waiting device. The Caller ID on Call Waiting adjunct device has a suggested retail price of $79.99.

 Call Manager
 ------------

  The Call Manager is a sophisticated Caller ID device that works with both single-data and multi-data message services. The Call Manager stores up to 75 of the most recent names and numbers called. The product incorporates a wide variety of telco provided network services, including Caller ID on Call Waiting with Disposition, into a compact adjunct. The Call Manager has a suggested retail price of $99.99.

 Integrated Telephones
 ---------------------

  The Company offers a line of corded and cordless telephones with integrated Caller ID functionality which have suggested retail prices of $59.99 to $199.99.

 ADSI-Compatible Smart Telephones
 --------------------------------

  The Telesmart 4000/Intelifone/TM/ smart telephone was designed and developed by the Company and is being marketed under the Telesmart brand name in the telco channel and under the Intelifone/TM/ brand name in the retail channel. Its design is based on a Digital Signal Processing ("DSP") architecture. The smart telephone is an ADSI telephone device that incorporates a graphics display screen, magnetic card reader, alpha-numeric keypad, V.22 modem and a processor. The smart telephone supports Caller ID with Disposition, the integration of Caller ID on Call Waiting and a visual message waiting indicator. The Telesmart 4000/Intelifone/TM/ smart telephone will also support the Company's protocol for information, transaction and communication services. The Company began shipping units in late 1996.

 Small Business Telecommunications Systems
 -----------------------------------------

  The Company, through one of its subsidiaries, distributes small business telecommunications systems. These systems include analog and digital key systems that allow up to 24 individual telephone lines to be serviced from the same operating system. These small business systems are sold through independent dealers that install and service the product, and in some instances through retail stores. The Company markets its small business telecommunications systems to small business/home office consumers who are looking for an easy-to-install communications system at a reasonable price.

 Repair and Refurbishment
 ------------------------

  The Company has provided telephone repair and refurbishment services to RBOCs, other telcos and certain telephone equipment manufacturers for a wide variety of telecommunications products, including corded and cordless telephones, key telephone business systems, cellular telephones and leased telephone products. The Company believes that its capabilities in this area have strengthened its relationship with the RBOCs and other telcos. During the year ended December 31, 1996, the Company's service customer base included Nitsuko America Corp., TIE/communications, Inc. ("TIE"), Conair Corp., Southern New England Telephone Company ("SNET") and Motorola, Inc.

Electronic Commerce

   The Company's strategy in the electronic commerce market is to support financial institutions by providing products and services that help them deploy home banking to their customers. In addition, the Company supports Visa InterActive with products and services which facilitate bill payment and bill presentment. The Company's products and services are designed to provide consumers the ability to access and utilize their bank account information. They are also designed to provide financial institutions with connectivity to the Visa InterActive host computer system as well as to other third party payment processors. The following represent the Company's electronic commerce products and services:

 Consumer Access Products
 ------------------------

  Remote Banking Systems. The remote banking system product line, which runs on an InterVoice platform, was developed by the Company for sale to Visa InterActive financial institutions. The Company is an authorized value-added reseller of InterVoice's hardware products. The remote banking system product line is an advanced touch-tone telephone-based bill payment system with built-in connectivity to the Visa Bill-Pay System. The products are custom-branded for each individual bank or credit union customer. The products offer three levels of touch-tone interaction. The first application allows a customer to establish a list of payees identified by numerical codes. The customer then uses the remote banking system to pay bills using the telephone by pressing the appropriate payee code and desired payment amount. The second application allows a customer to establish a list of payees identified by numerical codes and record the customer's own voice identifying the payee by name. The customer then uses the remote banking system to pay bills using the telephone by pressing the appropriate payee code. After the customer's voice recording confirms that the proper payee has been selected, the customer keys in the desired amount of payment. The third application allows a customer, after establishing a list of payees identified by numerical codes and recording the customer's own voice identifying the payee by name, to pay bills by telephone by speaking the name of the payee and then touching in the desired amount of the payment.

  Financial Power Tools 2000. The Financial Power Tools 2000 ("FPT 2000") is a front end internet interface that offers full-service banking and bill payment and gives a financial institution the flexibility to add services such as electronic bill presentment, brokerage, insurance, loan applications and service requests. Customers access their accounts in real-time, getting accurate and timely information on account balances and pending transactions. FPT 2000's secure, real-time connection to the host protects the bank and its customers by utilizing the latest browser-level security systems on the internet and accesses control at the host.

 Mainframe Connectivity Products
 -------------------------------

  Unigate/(TM)/ ADMS Gateway Server. One of a family of server products connecting access devices to the banks, the Company's gateway connectivity product supports the Visa Bill-Pay System and provides a real time connection between banks and their customers. It is a data translator which enables a real time connection between a customer's access device and a bank's host data processor, allowing the customer to access all of his or her account activity from the bank's mainframe CICS or IMS system. The product runs on a Sun SPARC 5 platform (or larger) and can communicate with almost any mainframe host.

  Unipay/(TM)/ Automated Billing Systems. The Company is developing automated payment systems, including a biller workstation. The biller workstation will allow merchants to design bill templates, transmit customized marketing information, and give customers direct access to statement information in partnership with their financial institutions. The product family incorporates the Visa InterActive and ePay standards for electronic exchange of bill payment information with Visa banks and supports formatting and delivery of bill information to consumers. Billers will also be able to send and receive payment and invoice information electronically to and from their commercial banks through the Visa Bill-Pay System. The Company expects to introduce this product line in the second half of 1997.

 Services
 --------

  Customer Support Services. The Company offers bank-branded, turnkey customer service to financial institutions in support of its consumer access products. The Company's customer service operation is open seven days a week, 18 hours a day. If a bank chooses the Company to provide customer service, the Company typically receives a start-up fee from that bank and a per minute fee per customer.

  Product Support Services. The Company offers its clients consulting services to assist in implementation, training and customization on a time and materials basis and provides maintenance services and software upgrades pursuant to agreements which are renewable on an annual basis.

 Interactive Services

  The Company's strategy is to deploy its interactive services on its smart telephones as well as other smart telephones and small screen devices, such as alpha-numeric pagers and PDAs, manufactured by other companies. The Company intends to sell interactive service applications to RBOCs, telcos and end users through retail markets and direct sales programs. The Company's current interactive service applications include electronic national directory assistance lookup, one-way alpha-numeric paging, one-way internet e-mail and a personal directory data save and restore function. Alpha-numeric paging and internet e-mail allow the users to send notes and messages to individuals carrying a paging device and to individuals with an internet e-mail address, respectively. The data save and restore service is an application that provides remote backup capability and data retrieval for information that is stored in the smart telephone memory. Additionally, the Company offers services providing
news, weather, stock quotes, sports scores and horoscopes.   These are
applications that will allow the smart telephone user to receive periodically updated application-specific information in an on-line format. In the future, the Company expects to expand its interactive services by offering two-way internet e-mail, which will enable the user to not only send an e-mail message to an internet address, but also to receive an e-mail message from an internet address. As of December 31, 1996, the Company has not generated revenues from its interactive services division.


MARKETING AND DISTRIBUTION

   The Company sells its products and services to telephone operating companies, retailers and financial institutions in the United States. Revenues from the Company's joint venture partner, an RBOC and an electronic banking service provider, were approximately 20%, 13% and 11% of total revenues for the year ended December 31, 1996.

 Consumer Telecommunications

  The Company markets its consumer telecommunications products and services through 20 employees in its direct sales force and marketing department, and currently uses 28 independent sales representative firms. The Company's distribution strategy is to make its products available to potential end users through multiple distribution channels including: direct fulfillment arrangements with RBOCs, direct marketing, direct sales, and retail as described below.

 Direct Fulfillment Arrangements
 -------------------------------

  The Company sells consumer telecommunications products to RBOC subscribers and other telco subscribers through direct fulfillment arrangements with Ameritech Corporation ("Ameritech"), Bell Atlantic Corporation ("Bell Atlantic"), BellSouth Corporation ("BellSouth"), NYNEX Corporation ("NYNEX") and Pacific Bell ("PacBell"). In most instances, the telco representatives market both Caller ID service and the Company's equipment to subscribers and transmit equipment orders to the Company electronically on a daily basis. The Company then ships its equipment directly to the subscribers and bills the telco which, in turn, bills its subscribers directly or through a third party. As part of promotional campaigns, some RBOCs may elect to purchase Caller ID units from the Company and distribute them to their subscribers free of charge. The Company provides an 800 number service and support to help the subscriber understand how to utilize the Caller ID service and equipment. In addition, during 1996, the Company entered into a three-year arrangement with PacBell whereby the Company supplies adjunct Caller ID units and cordless Caller ID telephones to PacBell's direct fulfillment vendor.

  The Company continually seeks to strengthen its current telco marketing alliances and to develop new alliances. The Company believes that marketing of Caller ID service and equipment is more successful when the subscriber can subscribe to Caller ID service and purchase or lease Caller ID equipment from a single source, especially when payment for equipment can be made either on an installment basis or by monthly lease payments through the subscriber's telephone bill. The Company believes that subscriber satisfaction with Caller ID service is enhanced when the subscriber receives Caller ID equipment promptly after ordering the service and is provided an 800 number for service and support.

 Direct Marketing on Behalf of Telcos
 ------------------------------------

  In May 1995, the Company entered into a joint venture agreement with the direct marketing firm of Blau Marketing Technologies, Inc. The joint venture operates through a jointly owned corporation, Worldwide Telecom Partners, Inc. ("Worldwide Telecom"), which is 50% owned by each of the joint venturers. The joint venture agreement is terminable by either party upon sufficient advance notice to the other to enable Worldwide Telecom to complete performance of any outstanding contracts with telcos.

  Worldwide Telecom has provided direct marketing services to Ameritech, Bell Atlantic and NYNEX under several separate programs and has completed numerous programs for Caller ID, Call Answering and Call Waiting Services. InteliData supplies Caller ID units and product management services for Worldwide Telecom.

 Direct Sales
 ------------

  Through its direct sales force and sales representatives, the Company sells Caller ID units in quantity to a number of telcos, including Ameritech, Bell Atlantic, BellSouth, NYNEX, and others, which units may be redistributed either under the Company's trade name or the respective telco's trade name.

 Retail and Other Customer Sales
 -------------------------------

  The Company sells Caller ID units and smart telephones to national, regional and local retailers and private label customers. A substantial portion of the Company's retail sales are made through manufacturers' representatives or distributors with the support of the Company's sales personnel. The Company's retail customers include Sears, Roebuck & Co., CompUSA, Inc. and Staples, Inc. The Company has identified the wireless communications or paging companies as additional distribution channels that it will begin to develop during 1997.

Electronic Commerce

  There are three distinct marketing channels within the electronic commerce market: bill payment, bill presentment and account access.

 Bill Payment Channel
 --------------------

  Visa InterActive has designated the Company as a preferred provider of certain of the Company's bill payment products and services. One of the Company's strategies with Visa is to increase the number of subscribers for the Company's bill pay products and services with the goal of growing monthly fee revenues. Visa is the largest consumer payment system in the world.

  Visa markets its bill payment and bill presentment services directly to its member banks. Once a Visa member bank signs a commitment to deploy electronic commerce services through the Visa Bill-Pay System (the "Commitment Date"), an extended roll-out period of the bank's electronic commerce services begins.

  During the first ninety days following the Commitment Date, Visa InterActive begins technical and operational implementation of the electronic commerce service for the Visa member bank and the member bank determines which consumer access devices it will offer to its customers and how it will provide customer support services. During this period, the Company has opportunities to market its products and services directly to the member bank. The bank may choose the Company to provide its Unigate/TM/ or other products, customer support services or the bank may choose any number of other suppliers. Typically, during the second ninety days following the Commitment Date, the Visa member bank completes the technical trial phase and begins a market trial of its electronic commerce system, including any selected InteliData-provided products and services. Approximately six to twelve months following the Commitment Date, the member bank completes its market trial and can begin a market roll-out of its electronic commerce services.

  In March 1996, Microsoft, Inc. entered into an agreement with Visa InterActive to include an interface that will allow users of Microsoft's Money personal finance software package to access Visa InterActive's electronic bill payment system. Previously, banks working with the Money software were only able to process bill payments through CheckFree Corporation. With the signing of this agreement and the release of the most recent Money software upgrade, banks working with the Money software are able to choose between Visa InterActive and CheckFree as their electronic bill pay processor. Royalties due the Company from Visa will be equal to $.666 per month per bill pay customer whose transactions are processed by Visa InterActive's bill pay system. The Company's right to receive these quarterly royalty payments is subject to a cumulative offset of $73,000 per quarter beginning January 1, 1995 through December 31, 1997.

  As of December 31, 1996, Visa InterActive had announced commitments from 69 financial institutions for the Visa Bill-Pay System. However, due to the time necessary to install and implement the system for each bank, only 58 banks have rolled out the system in small, limited markets and have enrolled a relatively small number of customers. There can be no assurances as to the banks' ultimate success with this program or the number of customers that ultimately will use the program. Announced customers of Visa InterActive include Merrill Lynch, Fleet Bank, First Union, Fidelity Investments, First Tennessee Bank National Association, Star Bank, Zions Bank and Deposit Guarantee. The Company believes its relationship with Visa InterActive keeps the Company in close contact with Visa, its banks and the end users of electronic commerce services. The Company believes that this relationship will enable the Company to continue to develop complementary products and services, such as applications software for Visa member banks, and potentially enable the Company to have access to Visa's worldwide member banks. There can be no assurance, however, that the Company's marketing efforts will be successful or that Visa will not reassess its commitment to the Company at any time in the future.

 Bill Presentment Channel
 ------------------------

  The Company's marketing strategy in the bill presentment channel is to offer its bill presentment products and services directly to financial institutions as well as to billers using the Visa ePay system. In December 1995, Visa commenced its ePay electronic bill-payment programs with major U.S. financial institutions, including Banc One Corp., Barnett Banks, The Chase Manhattan Bank, Crestar Bank, First Bank System, First Interstate Bank, First Chicago,

First Tennessee Bank, First Union National Bank, Mellon Bank, Norwest Banks, Star Bank and U.S. Bancorp. Visa's two-way ePay standard allows financial institutions to implement a fully electronic, seamless, back-end bill payment system. The ePay system is patented in the United States and is expected to significantly reduce remittance-processing inefficiencies for participating financial institutions and organizations that bill for goods and services. In addition, the system will enable billers to send invoices electronically to their customers who pay bills on-line.

 Account Access Channel
 ----------------------

  The Company also is developing products and services for financial institutions who want to provide their customers with the ability to access certain information from their banking accounts, much as they do with touch tone telephones today, but over personal computers and screen based telephones.

 Interactive Services

  The Company's strategy in the interactive services market is to build a subscriber base for its bundle of interactive service applications on its own smart telephones and on small screen devices manufactured by other companies. The following represent the Company's marketing channels for interactive services:

 Telecommunications Channel
 --------------------------

  The Company's strategy is to gain access to telco customers through the Company's existing relationships with the RBOCs and other telcos. The Company believes that the marketing of smart telephones and the interactive services will be more successful when a consumer can subscribe to network services and purchase the telephone from a single source, especially when the payment for the equipment can be made either on an installment basis or by monthly lease payments through the subscriber's telephone bill.

 Other Distribution Channels
 ---------------------------

  In 1996 the Company began selling its interactive content through retail stores and related outlets. The Company expects to be able to expand this channel during 1997 and also make its services available on telephones and other small screen devices manufactured by others. The Company has identified additional distribution channels for its interactive services that it will begin to develop during 1997 such as wireless communications or paging companies.

COMPETITION

 Consumer Telecommunications

  The market for the Company's products and services is highly competitive and subject to increased competition resulting from rapid technological change as well as increased competition resulting from changes in the telecommunications regulatory environment, telecommunications industry consolidation and the emergence of new market entrants. At present, the Company's principal competitors in the market for Caller ID products are CIDCO Incorporated ("CIDCO"), Lucent Technologies, Inc. ("Lucent") and Northern Telecom, Ltd. ("Northern Telecom"). The Company's Caller ID products also compete with Caller ID telephones offered by Panasonic, Sony Corp. ("Sony"), Thomson Consumer Electronics, Inc. ("Thomson"), US Electronics, Inc. ("US Electronics") and other companies.

  The smart telephone marketed by the Company is subject to competition from smart telephones marketed by Philips Electronics, N.V. ("Philips"), Northern Telecom and CIDCO as well as other emerging platforms for interactive service applications delivered through personal computers and cable television.

  The Company's competitors, including Philips and Northern Telecom, have already introduced smart telephones that include technological features incorporated in the Company's smart telephone product. Visa InterActive and Philips have announced that they have entered into a letter of intent to collaborate on a series of projects, including the development of a Visa InterActive banking application on a Philips smart telephone. Any bill pay transaction generated by a Philips smart telephone that is processed by Visa InterActive will potentially generate a royalty payment due to the Company from Visa.

 The Company expects competition in the markets for its consumer telecommunications products and services to increase in the future and expects competition from existing and new competitors, possibly including RBOCs, other telcos or other current customers, as well as from network switch-based services and from the increased application of cellular technology. The Company's primary current and potential competitors in the market for its consumer telecommunications products and services have substantially greater financial, marketing and technical resources than the Company. Increased competition could materially and adversely affect the Company's results of operations through, among other things, price reductions and loss of market share.

  The Company's Telesmart 4000/Intelifone/TM/ smart telephone product incorporates newer DSP technology. Although the Company is currently unaware of any efforts by its competitors to deploy DSP technology in their smart telephones, the Company expects that its competitors will attempt to replicate the Telesmart 4000/Intelifone/TM/ smart telephone DSP design if it is commercially successful. The Company expects that as the market for smart telephones grows, it will face competition from traditional personal computer on-line service providers, such as America Online, Inc., Prodigy, Inc. and CompuServe Corp., as well as from personal computer software companies such as Intuit, Inc. ("Intuit") and Novell, Inc.

  The Company competes with a large number of competitors for its repair services and other services supporting the development and implementation of intelligent network services. Several of the Company's competitors in the market for such services have substantially greater financial, marketing and technological resources than the Company. There can be no assurance that the Company will be able to continue to compete successfully against its existing competitors or that it will be able to compete successfully against new competitors.

  The Company believes that the principal competitive factors in the markets for its consumer telecommunications products and services are knowledge of the requirements of the various RBOCs and other telcos, product reliability, product design, the quality of repair and support services, customer service and support, and price relative to performance. The Company competes in the market for its consumer telecommunications products and services principally on the basis of its relationships with telcos, product design and reliability, low product pricing and flexibility of marketing alternatives, including leasing.

 Electronic Commerce

  The Company's electronic commerce products and services compete with services offered by a number of competitors and competition may intensify as a result of new market entrants. Banks such as Citibank, NationsBank and Bank of America have developed electronic commerce products for their own customers and, in the future, may offer these services to other banks. Non-banks, such as EDS and First Data Corporation, also may develop electronic commerce products to offer to banks. Computer software and data processing companies, such as Intuit, also offer electronic commerce services. Visa competes with other organizations, including MasterCard International, Inc. ("MasterCard"), which offers its Masterbanking electronic commerce service through CheckFree Corporation. The Company's success in electronic commerce depends in large part on the ultimate success of Visa and on the ability of Visa InterActive and Visa member banks to successfully market electronic commerce to their customers. In addition, the success of the Company's electronic commerce strategy depends on the ability of Visa member banks to maintain market share in an environment of disintermediation.

  Many competitors exist for the Company's various banking products, including other manufacturers of touch-tone response systems, such as Periphonics Corporation and Syntellect Inc., other financial software companies, such as ACI, and financial services software and service companies, such as Hogan Systems, Inc. and M&I Data Services, Inc. The Company believes that its primary competition for its customer support services will come from financial institutions and third parties that choose to offer customer support services either directly through Visa's customer support messaging standard ("CSMS") product or on their own.

  The Company expects that competition in all of these areas will increase in the near future. The Company believes that a principal competitive factor in its markets is the ability to offer an integrated system, in conjunction with Visa, of various electronic commerce products and services. Competition will be based upon price, performance, customer service and the effectiveness of marketing and sales efforts. The Company competes in its various markets on the basis of its relationships with strategic partners, by developing many of the products required for complete solutions, and by building reliable products and offering those products at reasonable prices.

 Interactive Services

  The industry for interactive services is emerging and there is potential for a number of companies to enter the marketplace. Currently, the Company's primary competitor is SmartServe Online, Inc.


PRODUCT DEVELOPMENT

  The Company operates in industries that are rapidly growing and changing. In efforts to improve the Company's position with respect to its competition, the Company has increased its product development efforts by increasing the number of personnel in the product development department and focusing management efforts in the area of product development. In 1996, 1995 and 1994, the Company's research and development expenditures, exclusive of nonrecurring in-process research and development expenses were $2,649,000, $1,067,000 and $1,769,000, respectively.

  At December 31, 1996, 62 employees were engaged in product development including 17 in the consumer telecommunications division, 35 in the electronic commerce division and 10 in the interactive services division.

 Consumer Telecommunications

  The Company's product development efforts are focused on new products that support intelligent network services, product enhancements, international standards compliance and the continued improvement of hardware components to reduce manufacturing costs. The Company's product development group is experienced in engineering products for high-volume assembly, stressing low-cost manufacturing design while maintaining quality, consistency and reliability.
The Company's products utilize proprietary electrical, mechanical and software design.

  Standard Telecommunications Ltd. ("STL") of Hong Kong, an affiliate of the Company's principal manufacturer, provides additional design, engineering and product development support services to the Company from time to time on a subcontract basis. The Company also utilizes the engineering resources of some of its other manufacturers.

 Electronic Commerce

  The electronic commerce division's product development efforts are focused on software and systems for electronic banking. In particular, the Company applies its research and development expenditures to audio and data transaction processing and messaging software and customer support services. The electronic commerce industry is characterized by rapid change. To keep pace with this change, the Company maintains an aggressive program of new product development and dedicates considerable resources to research and development to further enhance its existing products and to create new products and technologies. The Company's ability to attract and retain highly skilled research and development personnel is important to the Company's continued success.

 Interactive Services

  The interactive services division's product development efforts are focused on expanding the services and the range of content that can be provided as well as the number of devices to which the services can be delivered.


MANUFACTURING

  The Company's primary equipment manufacturer is STL and certain of its affiliates, which have ISO 9000 series certified facilities located in Hong Kong and the People's Republic of China, for the manufacture of its Caller ID units, smart telephones and other products. In addition, the Company has established relationships with other ISO 9000 series certified Asian manufacturers for its integrated corded and cordless telephones and small business telecommunications products. The facilities of the Company's suppliers are supplemented, in part, by the Company's own limited manufacturing facilities in Connecticut. The availability or cost of the Company's products may be affected by political, economic or labor conditions in the countries where those products are manufactured, including the 1997 return of Hong Kong to China, by fluctuations in currency exchange rates and by other factors. In addition, a change in the tariff structure or other trade policies of the United States could adversely affect the Company's foreign manufacturing strategies.

  The Company does not have any production contracts with its assembly contractors. The Company's principal manufacturer performs comprehensive inspection and statistical process control testing, utilizing the Company's internally designed automated testing equipment. To date, the Company has not experienced significant returns of defective products.

  In the United States, the Company's manufacturing operations are limited to the testing, quality control and shipping of finished products and the purchase and inventory management of two key components of the Company's products.

  The key components used in the Company's products are currently being purchased from two sources, except for its application specific integrated circuit ("ASIC") chips, which are purchased from a single source. Although the Company believes it could develop other sources for each of the components for its products, the process could take several months, and the inability or refusal of any such source to continue to supply components could have a material adverse effect on the Company pending the development of an alternative source.

GOVERNMENT REGULATION

 Consumer Telecommunications

  The regulatory environment relating to the telecommunications industry is undergoing rapid and significant changes. The Telecommunications Act has effected basic changes in the telecommunications regulatory scheme. The intention of the Telecommunications Act is to enhance competition in all telecommunications markets and bring new packages, lower prices and increased innovation to telephone customers in the United States. The FCC issued its first major order under the Telecommunications Act in August 1996 which constitutes the FCC's initial measures to implement certain sections of the Telcommunicatons Act relating to interconnection between carriers and the provision of access to unbundled services. However, this order has been challenged and, as of March 1, 1997, the effectiveness of some of its provisions has been stayed in the U.S. Court of Appeals for the Eighth Circuit. In December 1996, the FCC issued a Notice of Proposed Rulemaking which suggests rules concerning the implementation of the Telecommunications Act provisions relating to RBOC manufacture of telecommunications and customer premises equipment. Although the FCC has not yet implemented the regulations relating to those provisions, the proposed regulations would permit RBOCs to manufacture products that support Caller ID and other intelligent network services subject to certain conditions. The Company is unable to predict what effect, if any, the Telecommunications Act and the emerging regulatory scheme under the Telecommunications Act will have on Caller ID service or the Company's business generally .


  In the United States, Caller ID and other intelligent network services offered by telcos are subject to federal and state regulation. Caller ID is currently available in all 50 states and the District of Columbia. However, during the past several years, protests by special interest groups and regulatory concerns regarding the privacy aspects of the service have been effective in both slowing down the regulatory approval process and, in most states, requiring free per-call or per-line call blocking to be offered by the telcos, thereby allowing a caller to prevent the display of his or her name and number.

  An FCC order, which rules promulgated thereunder became effective December 1, 1995 (the "FCC Order"), requires all U.S. telephone service providers with SS7 switching architecture to transmit to each other without charge Caller ID number information on interstate calls within the United States (except for public pay phones and party lines). The FCC's order also requires that telcos that offer Caller ID service must provide to their telephone subscribers without charge a per-call blocking mechanism to block the transmission of their Caller ID information on interstate calls and must inform subscribers that their telephone numbers may be identified to a called party and how to use this blocking capability.

  Although the FCC Order was implemented December 1, 1995, several factors may delay, prevent or substantially limit the implementation or market acceptance of Caller ID. The availability of Caller ID service in a particular area requires end-to-end interconnection of SS7 networks between telcos and other carriers. Further, the FCC Order requires telcos to offer free per-call blocking for interstate calls to all customers to protect privacy interests and permits state public utility commissions to authorize per-line blocking for interstate calls. Such blocking, if widely adopted, could limit the usefulness and marketability of the Caller ID service.

  The California Public Utilities Commission and AT&T Corp. ("AT&T") filed petitions for review of the FCC Order in federal court challenging portions of the FCC Order. Although the FCC Order withstood that particular challenge, other parties have also objected to, sought delays in the implementation of or sought clarification of the FCC Order. In addition, in the future, Caller ID service may be subject to additional state and federal legislation, regulation and court challenges. The Company is unable to predict what effect, if any, further legislation, regulation, court challenges or other objections may have on the FCC Order or Caller ID service.

  The Company's smart telephone products are subject to regulation by the FCC. Among other requirements, the Company's smart telephones must comply with Parts 15 and 68 of the FCC's regulations.

 Electronic Commerce

  The banking market which the Company has targeted for marketing is highly regulated. The banking industry, although it has recently undergone significant deregulation, remains quite regulated at both the federal and state levels. Interpretation, implementation or revision of banking and telecommunications regulations can accelerate or hinder the ultimate success of the Company and its products.


PATENTS, PROPRIETARY RIGHTS AND LICENSES

  The Company holds limited patent or registered intellectual property rights with respect to its products. The Company has been issued a patent for its "Block the Blocker" feature and has also applied for a patent on certain aspects of its Caller ID on Call Waiting product. However, there can be no assurance that a patent will be issued to the Company for its Caller ID on Call Waiting product or that such patent, if issued, will afford effective protection of the Company's technology. The Company filed for patents on certain new features developed by the Company for use in the ADSI smart telephone and certain of its transaction processing technology, but there can be no assurances that such patents will be granted, or if granted, will have any commercial value.

  The Company additionally relies on trade secret laws to establish and maintain its proprietary rights to its products. Although the Company has obtained confidentiality agreements from its key executives and engineers in its product development group, there can be no assurance that third parties will not independently develop the same or similar alternative technology, obtain unauthorized access to the Company's proprietary technology or misuse the technology to which the Company has granted access.

  The Company has rights to practice the inventions under certain of Lucent's Caller ID patents. These patents are also licensed to others, including the Company's competitors. Lucent receives royalties from sales and leases of the Company's Caller ID products other than to Lucent. The Lucent license agreement has no expiration date but is terminable by Lucent for breach on two months' written notice unless within such time all specified breaches have been remedied. If the Lucent license were terminated and the Company were unable to negotiate a new patent license agreement with Lucent, the Company would no longer be authorized to manufacture or sell Caller ID products in the United States other than to the RBOCs and to Lucent. Additionally, under the agreement, the Company granted Lucent a non-exclusive, royalty-free license to all patents on inventions which are improvements or modifications based upon the technology licensed from Lucent.

  The Company does not believe that its products and services infringe on the rights of third parties. From time to time, third parties assert infringement claims against the Company. There can be no assurance that any such assertion will not result in costly litigation or require the Company to cease using, or obtain a license to use, intellectual property rights of such parties.


EMPLOYEES

  At December 31, 1996, the Company had approximately 348 employees, of whom 327 were full-time. The Company has no collective bargaining agreements with its employees and believes that its relationship with its employees is good.


ITEM 2.  PROPERTIES
-------------------

  The Company is headquartered in Herndon, Virginia, where it leases 30,000 square feet of office space from an unaffiliated party. The lease covers a fifty-three month period from its commencement date of July 1, 1996. The Company also leases 15,000 square feet of office space in Herndon, Virginia from unaffiliated parties under two leases expiring in 1999 for its consumer telecommunications and interactive services divisions and 10,000 square feet of office space in Herndon, Virginia for its customer service department from an unaffiliated party. The Company also leases other, less significant sales and product development facilities.

  Additionally, the Company owns a building located in New Milford, Connecticut which consists of approximately 63,000 square feet. Certain environmental contamination occurred in the part of the facility formerly occupied by another tenant and the Connecticut Department of Environmental Protection performed a clean-up and removed such contamination. The Company does not believe the foregoing will have a materially adverse effect on the Company.

  The Company believes that its facilities are suitable and adequate for the current and foreseeable future business of the Company, however, the Company will continue to assess its warehousing and office space needs as the Company expands its business.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

  The Company is not currently a party to any material litigation. From time to time, the Company is a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such routine litigation will be likely to have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
--------------------------------------------------------

     By a unanimous written consent of stockholders of the Company dated November 7, 1996, the stockholders of the Company approved the following actions:

     1. The following persons were elected to serve as Directors of the Company for the following respective terms: (a) CLASS I, term expiring at 1997 Annual Stockholders Meeting: William F. Gorog, Patrick F. Graham, Constantine S. Macricostas; (b) CLASS II, term expiring at 1998 Annual Stockholders Meeting: T. Coleman Andrews, III, Walter M. Fiederowicz, Timothy R. Welles; and (c) CLASS III, term expiring at 1999 Annual Stockholders Meeting: John C. Backus, Jr., Wesley C. Tallman and Robert J. Schock.

     2. The Agreement and Plan of Merger, dated as of August 5, 1996, and as amended by Amendment No. 1, dated as of November 7, 1996, by and among US Order, Colonial Data and the Company was ratified and approved.

     3.  The InteliData Non-Employee Directors' Stock Option Plan was approved.

     4.  The InteliData Incentive Plan was approved.

     5.  The InteliData Employee Stock Purchase Plan was approved.

     6. The assumption by the Company of the obligations of US Order and Colonial Data in connection with: (i) all outstanding options granted under the
(a) US Order 1991 Stock Option Plan, (b) US Order 1995 Incentive Plan, (c) US Order Non-Employee Directors Stock Option Plan, (d) US Order 1995 Outside Directors Plan and (e) USO Employee Stock Purchase Plan; (ii) all other outstanding options granted by US Order and not yet exercised; (iii) all outstanding options granted under the (a) Colonial Data 1983 Stock Option Plan and (b) Colonial Data 1994 Long-Term Incentive Plan and (iv) all outstanding warrants issued by Colonial Data and not yet exercised.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
---------------------------------------------------------
        STOCKHOLDER MATTERS
        -------------------

   Since November 8, 1996, the Company's common stock has been traded on the Nasdaq National Market under the symbol INTD. US Order common stock prices were reported for the period beginning June 2, 1995 through November 7, 1996 and were traded on the Nasdaq National Market under the symbol USOR. Colonial Data's common stock prices are reported for the period prior through November 7, 1996. Subsequent to February 9, 1996, Colonial Data common stock was traded on the Nasdaq National Market under the symbol CDTX. Prior to February 9, 1996, Colonial Data common stock was traded on the American Stock Exchange. The table below sets forth the high and low quarterly sales prices for the common stock of US Order, Colonial Data and InteliData as reported in published financial sources for each quarter during the last two years:


                                        Price Range of Common Stock
                       -------------------------------------------------------
                               US Order        Colonial Data      InteliData
                       --------------------  ------------------  -------------
                         High       Low        High      Low       High    Low
                       --------  ----------  --------  --------  --------  ---
  1996
     Fourth Quarter    $11 7/8  $ 8   1/4    $11 5/8    $ 8 3/8   $10 7/8   $6
     Third Quarter      15 1/4    8 15/16     15 1/4      8 1/2     *        *
     Second Quarter     22 1/2   13           23 5/8     14 7/8     *        *
     First Quarter      24 1/4   16   3/4     25 1/4     15 7/8     *        *

  1995
     Fourth Quarter     23  1/4   13    1/4   23        13  1/2    *         *
     Third Quarter      26  1/2   14    1/4   27  1/4   16  3/4    *         *
     Second Quarter     17  1/4   14    1/4   22  3/8   14  1/8    *         *
     First Quarter       *         *          19  1/8   12  1/4    *         *

   * No established public trading market for InteliData common stock existed prior to November 8, 1996. No established public trading market for US Order common stock existed prior to the completion of US Order's initial public offering on June 1, 1995.

   The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future decision concerning the payment of dividends on the Company's common stock will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant.

   The number of stockholders of record at March 1, 1997 was 498, and does not include those stockholders who hold shares in street name accounts.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                   INTELIDATA TECHNOLOGIES CORPORATION /(1)/
                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Year Ended December 31,
                                         -------------------------------------------------------------------
                                           1996       1995       1994               1993             1992
                                         ---------  --------  ---------          ---------         ---------
RESULTS OF OPERATIONS:
----------------------

Revenues                                 $ 13,899   $ 4,186   $  1,432          $    905         $     63
Cost of revenues                           10,448     2,470      1,013               908              126
Operating expenses                         99,563     6,877     10,584 /(2)/      10,540 /(4)/      6,492/(4)/
                                         --------   -------   --------          --------         --------
Operating loss                            (96,112)   (5,161)   (10,165)          (10,543)          (6,555)

Net income (loss)                         (95,727)   (4,718)     3,713 /(3)/     (11,225)          (6,806)
Preferred dividend requirement                 --       681      1,895             1,042              392
                                         --------   -------   --------          --------         --------
Net income (loss) available to common
 shareholders                            $(95,727)  $(5,399)  $  1,818          $(12,267)        $ (7,198)

Net income (loss) per common share       $  (5.21)  $ (0.50)  $   0.28          $  (2.01)        $  (1.18)
Weighted average shares outstanding        18,370    10,772      8,243             6,090            6,090

FINANCIAL POSITION (AS OF DECEMBER 31):
---------------------------------------

Cash, cash equivalents and
   short-term investments                $ 39,062   $25,120    $ 2,568          $  3,444         $     66
Total assets                              143,746    40,252      4,637             7,694            4,681
Long-term obligations                          --        --      4,833             4,231            1,033
Stockholders' equity (deficit)            124,289    37,733     (6,466)           (5,849)          (3,613)

(1) Results reflect the operations of US Order for the periods presented and operations of Braun Simmons since September 30, 1996 and Colonial Data since November 7, 1996. Operating expenses for 1996 include $77,214,000 of nonrecurring in-process research and development expenses related to the Mergers and Braun Simmons Acquisition.

(2) Operating expenses in 1994 include a $3.25 million payment to certain employees to cancel certain outstanding vested options in connection with the sale of the Company's bill pay operations to Visa. Visa required that all employees of the Company who became employees of Visa InterActive cancel their outstanding vested options to eliminate any potential conflicts of interest. As a result, the Company's shareholders and Board of Directors agreed to pay all active and full-time employees of the Company (excluding William F. Gorog, Chief Executive Officer and Chairman of the Board) an aggregate of $3.25 million for the cancellation of 675,334 of their outstanding and vested options with exercise prices ranging between $0.98 and $4.00 per share. Of the $3.25 million, approximately $2.1 million was paid to employees of the Company who became Visa InterActive employees as of August 1, 1994.

(3) Includes gain of approximately $14.5 million on the sale of the Company's electronic banking and bill pay operations to Visa on August 1, 1994.

(4) Operating expenses in 1993 and 1992 include write-downs of terminals and terminal components of approximately $1.5 million and $430,000, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

OVERVIEW

   InteliData Technologies Corporation ("InteliData" or the "Company"), was incorporated on August 23, 1996 under the Delaware General Corporation Law in order to effect the mergers ("Mergers") of US Order, Inc. ("US Order") and Colonial Data Technologies Corp. ("Colonial Data"). The Mergers were announced on August 5, 1996, when US Order and Colonial Data entered into an Agreement and Plan of Merger ("Merger Agreement"). On November 7, 1996, the Mergers were consummated with each share of outstanding US Order and Colonial Data common stock being exchanged for one share of InteliData common stock. Accounting for the Mergers was treated as a purchase of Colonial Data by US Order. Accordingly, the financial statements of the Company included herein reflect the results of US Order through November 7, 1996 and the consolidated results of US Order and Colonial Data thereafter.

  On October 4, 1996, US Order acquired the business of Braun, Simmons & Co., an Ohio corporation ("Braun Simmons"), for approximately $7 million consisting of cash and US Order common stock and including US Order transaction costs pursuant to a merger of Braun Simmons into US Order (the "Braun Simmons Acquisition"). Braun Simmons was an information engineering firm specializing in the development of home banking and electronic commerce solutions for financial institutions. The acquisition expands the Company's product line for both large and small financial institutions.

   The excess purchase price over the fair value of net assets acquired resulted in goodwill of $49,483,000 in connection with the Mergers, and $1,898,000 in connection with the Braun Simmons Acquisition which is being amortized on a straight-line basis over fifteen years and seven years, respectively.

   In connection with the Mergers and the Braun Simmons Acquisition, the Company charged, as of the respective dates of such transactions, in-process research and development expenses of $72,300,000 for the Mergers and $4,914,000 for the Braun Simmons Acquisition, for purchased in-process technology that had not reached technological feasibility as of the respective dates of such transactions and which did not have alternative future uses.

  The business of the Company consists of the businesses previously conducted by US Order, Colonial Data and Colonial Data's subsidiaries. The Company develops and markets products and services for the telecommunications and financial services industries through its three business divisions: consumer telecommunications, electronic commerce and interactive services.

  The consumer telecommunications division designs, develops and markets telecommunications products that support intelligent network services being developed and implemented by the regional Bell operating companies ("RBOCs") and other telephone companies ("telcos"). The Company has concentrated its product development and marketing efforts on products that support Caller ID and other emerging intelligent network services, including a smart telephone, the Telesmart 4000/Intelifone(TM), which provide consumers call management features and the ability to access numerous network services and interactive applications via telephone. The Company currently offers a line of Caller ID adjunct units and telephones with integrated Caller ID, small business telecommunications systems and high-end consumer telecommunications equipment. The Company also repairs and refurbishes telecommunications products for commercial customers and provides other services that support the development and implementation of intelligent network services.

  The electronic commerce division develops and markets products and services to assist financial institutions in their home banking and electronic bill payment initiatives. The products are designed to assist consumers in accessing and transacting business with their banks and credit unions electronically, and to assist financial institutions in connecting to and transacting business with third parties, including data processors and billers. The services focus on a financial institution's back office, offering outsourcing for data entry, telemarketing, customer service and technical support. The Company currently receives its electronic commerce revenues largely from the sale of products and services to Visa International Service Association, Inc. ("Visa") member banks.

  The interactive services division was established to provide interactive applications for use on smart telephones and other small screen devices, such as alpha-numeric pagers, Personal Communication Systems ("PCS") telephones and personal digital assistants ("PDAs"). The Company intends to sell interactive applications directly to end users and through other companies, including telcos and wireless communications companies. The Company's current interactive applications include electronic national directory assistance lookup, one-way alpha-numeric paging, one-way internet e-mail, a personal directory data save and restore function and information services such as news, weather, sports scores, stock quotes, lottery results and horoscopes.


RESULTS OF OPERATIONS - 1996 COMPARED WITH 1995

  The consummation of the Mergers on November 7, 1996 and the required accounting presentation of the historical financial statements had a significant impact on the results of operations for 1996 compared to 1995. Consolidated total revenues and all categories of expenses are significantly greater in 1996 than 1995 because 1996 results include approximately two months of Colonial Data's operations and 1995 results do not include any of Colonial Data's operations.

Revenues

  The Company's revenues were $13,899,000 in 1996 compared to $4,186,000 in 1995. Product revenues increased $6,772,000 to $8,589,000 in 1996 from $1,817,000 in 1995. Product revenues in 1996 consisted of $5,955,000 from Caller ID products and $2,634,000 from small business and smart telephone equipment. Contributing to the product revenues in 1996 were sales of $2,845,000 to the Company's direct marketing joint venture, Worldwide Telecom Partners, Inc. The Company's lease revenues of $1,838,000 in 1996 are primarily related to revenues from the Company's leasing program in the US West Communications region. Service fees in 1996 and 1995 were generated primarily from three sources: (1) customer support services, (2) monthly service fees and
(3) nonrecurring development fees for smart telephone applications. The Company's customer support services were remarketed by Visa InterActive, Inc. ("Visa Interactive") to Visa member banks under the Company's reseller agreement with Visa InterActive. Repair and refurbishment services provided by the consumer telecommunications division contributed 19% of the total 1996 service revenues.

Cost of Revenues

  The Company's cost of revenues increased by $7,978,000 to $10,448,000 for 1996 compared to $2,470,000 in 1995. Product cost of revenues contributed 62% to the total cost of revenues for 1996. Product cost of revenues consisted of $4,173,000 from Caller ID products and $2,284,000 from small business and smart telephone equipment. As a result of the Mergers, the Braun Simmons Acquisition and change in product mix in 1996, gross margins related to product revenues were 25% in 1996 compared to 4% in 1995, while gross margins related to services revenues decreased to 17% from 69%, resulting in a decrease in the Company's overall gross margin to 25% in 1996 from 41% in 1995. Gross margins from the Company's leasing activities were approximately 40% for 1996. The Company expects its gross margin percentages to vary in future periods based upon the revenue mix between product sales and services revenues and based upon the composition of services revenues earned during the period.

General and Administrative

  General and administrative expenses increased $10,338,000 to $16,121,000 in 1996 from $5,783,000 during the comparable period in 1995. The increase was primarily attributable to expenses related to the write-off in the fourth quarter of $2,801,000 related to the Company's investment in Home Financial Network, Inc. ("HFN"), a development stage personal computer software company, and the associated goodwill. The Company believes its investment in HFN was impaired based on its history of losses. Also contributing to the increase was rent expense of $907,000, employee related expenses for the increase of personnel, amortization of intangible assets and nonrecurring charges for certain customer service operations.

  In the future, the Company expects that aggregate recurring general and administrative expenses will increase as the Company grows. The amount of any increase will depend on the products and services offered by the Company and its alliances with strategic partners. During 1997, the Company expects that general and administrative expenses will increase as the Company upgrades its systems and operations in anticipation of the potential for increased business in 1997.

Research and Development

  Research and development costs were $2,649,000 in 1996 compared to $1,067,000 in 1995.

The Company has been actively engaged in research and development since its inception and expects that these activities will be essential to the operations of the Company in the future. Research and development related expenses for 1996 were largely attributable to developing, designing and testing the Company's next generation smart telephone, the Telesmart 4000/Intelifone/TM/ smart telephone, and electronic bill payment software for the electronic commerce division.

Selling and Marketing

  Selling and marketing expenses increased $1,984,000 to $2,011,000 in 1996 from $27,000 in 1995. The increase is attributed primarily to selling expenses of $914,000 for the consumer telecommunications division and selling expenses of $714,000 for the interactive services division relating to an increase in sales personnel and a substantial increase in advertising and marketing for smart telephones which were introduced in retail stores and outlets in the fourth quarter of 1996. The Company expects its advertising and promotion expenses will increase substantially in 1997 due to the further marketing efforts within the consumer telecommunications and interactive services divisions.

Provision for Corporate Restructuring

  The Company recorded a provision for corporate restructuring during the fourth quarter of 1996 of $1,568,000. This amount consists of $1,323,000 in facilities consolidations, $175,000 in relocation expenses for certain employees and $70,000 for the write-down of processing equipment.

In-Process Research and Development

  In connection with the Braun Simmons Acquisition and the Mergers in September and November 1996, respectively, the Company charged in-process research and development expenses for purchased in-process technology that had not reached technological feasibility as of the date of the Mergers and the Braun Simmons Acquisition and did not have alternative future uses. Amounts charged to in-process research and development were based on independent appraisals and totaled $4,914,000 and $72,300,000 for the Braun Simmons Acquisition and the Mergers respectively.

Other Income, Net

  Other income decreased $33,000 or 7% to $410,000 in 1996 from $443,000 in 1995. The decrease is largely associated with recognizing the Company's proportionate share of losses of HFN and the amortization of the excess of the purchase price over the Company's share of the equity in net assets of HFN.
This decrease was offset in part by an increase in interest income attributed to the Company investing funds raised in its June 1995 initial public offering.

Income Taxes

  Income taxes increased to $25,000 in 1996 from $0 in 1995 based primarily on state income taxes incurred in connection with the Company's operations. At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $38,415,000 which expire by 2010. However, use of these net operating losses in future years may be limited under applicable tax laws and regulations as a result of the Mergers and the Braun Simmons Acquisition.

Net Loss and Weighted Average Shares

   As a result of the foregoing factors, net loss applicable to common shareholders increased to $(95,727,000) in 1996 from $(4,718,000) in 1995. The weighted average shares increased to 18,370,000 in 1996 from 10,772,000 in 1995. The increase resulted primarily from the shares issued in connection with the Mergers.


FOURTH QUARTER 1996 COMPARED WITH FOURTH QUARTER 1995 (UNAUDITED)

The following table sets forth selected consolidated statement of operations data for the three months ended December 31, 1996 and 1995 (in thousands):

                           1996       1995
                         ---------  --------

   Revenues              $ 10,962   $ 1,286
   Cost of revenues         8,474       229
                         --------   -------
   Gross profit             2,488     1,057
   Operating expenses      85,022     2,492
   Other income               525       164
                         --------   -------
   Net loss              $(82,009)  $(1,271)
                         ========   =======

   The Company's revenues increased 752% to $10,962,000 for the quarter ended December 31, 1996 from $1,286,000 for the same period last year. The increase is attributed to the operations of the consumer telecommunications division subsequent to the Mergers. Revenues from the sale or lease of Caller ID products represented $7,793,000 or 71% of the total revenues for the fourth quarter of 1996.

   The cost of revenues represented 77% of total revenues, yielding a gross margin of 23% for the fourth quarter of 1996. The decrease in margins is attributed to the product mix. In 1995, the Company earned most of its revenues from services and software programs with low direct costs of revenues. Most product sales in 1996 were for lower-end model Caller ID adjuncts which yield a lower margin.

   The increase in operating expenses is largely attributed to the in-process research and development costs, aggregating $77,214,000 that were expensed in connection with the Mergers and the Braun Simmons Acquisition. Other operating expenses include nonrecurring charges for $4,369,000 for restructuring costs and revaluation of a long-term investment in HFN. The remaining increase is attributable to operational costs associated with additional personnel and operating facilities in Connecticut, Ohio and Virginia as a result of the Company's growth and the Mergers and the Braun Simmons Acquisition.


1995 COMPARED WITH 1994

Revenues

   The Company's revenues increased by $2,754,000 from $1,432,000 in 1994 to $4,186,000 in 1995. This increase was primarily related to the sale of the Company's products, such as its smart telephones, which the Company began selling through its "preferred provider" relationship with Visa in 1995. All of the Company's product sales for 1995 were generated from the sale of its smart telephones and electronic commerce products. Service fees for 1995 were generated primarily from three sources: (1) customer support services, (2) monthly service fees and (3) non-recurring development fees for smart telephone applications. The Company's customer support services, amounting to $505,000 for 1995, were remarketed by Visa InterActive to Visa member banks under the Company's reseller agreement with Visa InterActive. The monthly service fees, which accounted for $911,000 of the Company's service revenues, were from its customers who used its smart telephones and interactive applications during the year, compared to $1,235,000 during the same period in 1994. The decrease of $325,000 was primarily due to the fact that the Company was in the process of converting these customers to Visa member banks and over time expects to be offering these services strictly on a wholesale basis. In addition, in 1995, the Company earned approximately $575,000 in fees for development of smart telephone applications.

Cost of Revenues

   The Company's cost of revenue increased by $1,457,000 for 1995 compared to 1994, due to the sale of its products such as its voice response systems and smart telephones. The Company's cost of revenue prior to 1995 had consisted of bill pay processing costs and depreciation of the Company's smart telephones being utilized by customers for a monthly fee. Beginning in 1995, the Company began selling its smart telephones and voice response systems pursuant to a market penetration strategy designed to build an installed base of subscribers who are potential sources of revenue from monthly fees. Accordingly, in 1995 gross margins related to product sales were 4%, while gross margins related to service fees increased from 27% to 69%, resulting in an increase in the Company's overall gross margin from 29% in 1994 to 41% in 1995.

General and Administrative

   General and administrative expenses were $5,783,000 in 1995 versus $7,968,000 during the comparable period in 1994. The decrease of $2,185,000 was primarily due to a one time payment to certain administrative employees in conjunction with a $3.25 million payment for the August 1, 1994 sale of the Company's bill pay operations whereby Visa required that all

Company employees who became employees of Visa InterActive cancel their vested options to eliminate any potential conflict of interest. Of the $3.25 million, approximately $2.1 million was paid to the Company employees who became Visa InterActive employees as of August 1, 1994 and $1.1 million was paid to employees who remained with the Company. This decrease was partially offset by reduced costs in 1994 associated with certain of the Company's personnel becoming Visa InterActive employees.

Research and Development

   Research and development costs were $1,067,000 in 1995 compared to $1,769,000 in 1994. Research and development related expenses for 1995 were largely attributable to developing, designing and testing the Company's next generation smart telephone, the Telesmart 4000/Intelifone/TM/ smart telephone.

   The decrease of $702,000 from 1994 was partially due to a one time payment to product development employees in August 1994 in conjunction with $3.25 million payment for the cancellation of their vested options (see "general and administrative" above) of which approximately $350,000 was attributed to research and development employees. In addition, the decrease was due to reduced costs associated with approximately 60% of the Company's personnel becoming Visa Interactive employees effective August 1, 1994.

Selling and Marketing

   Selling and marketing expenses decreased by $820,000 from $847,000 in 1994 to $27,000 in 1995. Advertising expenses were significant prior to 1995. The Company curtailed advertising after the sale of the Company's electronic bill pay system to Visa in August 1994.

Other Income, Net

   In August 1994, the Company sold its electronic banking and bill pay operations to Visa and recognized a one-time non-operating gain of $14,523,000 from the sale. The transaction was structured as an asset sale with the Company retaining ownership of certain specific assets that were not related to electronic commerce. Visa granted the Company a perpetual, royalty-free, worldwide license to use intellectual property, which it purchased with the provision that the Company not compete with Visa through 2000. Similarly, the Company granted to Visa a perpetual, royalty-free, worldwide license to use intellectual property retained by the Company necessary for the operation of the Visa Bill-Pay System.

   Interest income was $970,000 for 1995 compared to $72,000 in 1994. The increase of $898,000 was due to the significant increase in the Company's cash balances and short-term investments resulting from its June 1995 initial public offering.

   The Company's interest expense consists of interest incurred in connection with capital leases for computer equipment and outstanding borrowings with WorldCorp, Inc. ("WorldCorp") and VeriFone, Inc. ("VeriFone"). Interest expense was $286,000 in 1995 compared to $650,000 in 1994. The decrease of $364,000 was primarily due to two factors: (i) in June 1995, the Company retired substantially all long-term debt as it related to its capital leases and outstanding borrowings with WorldCorp and VeriFone with proceeds derived from its initial public offering and (ii) in August 1994, in addition to purchasing the Company's electronic banking and bill pay operations, Visa assumed $853,000 of the Company's capital lease obligations and miscellaneous liabilities.

   Equity in loss of affiliate was $316,000 in 1995 compared to $0 in 1994. The increase was due to the Company recording its proportionate share of losses of HFN and the amortization of the excess of the purchase price over the Company's share of the equity in net assets of HFN, following the Company's 40% investment in HFN in October 1995.

Income Taxes

   Income taxes decreased from $70,000 in 1994 to $0 in 1995 based primarily on state income taxes incurred on the Company's 1994 income before income taxes of $3,783,000.

Net Income (Loss) and Weighted Average Shares

   As a result of the foregoing factors, net income (loss) applicable to common shareholders decreased to a net loss of $(5,399,000) in 1995 from a net income of $1,818,000 in 1994. The weighted average shares increased to 10,772,000 in 1995 from 8,243,000 in 1994. The increase resulted primarily from the issuance of 3,062,500 shares offered by the Company in an initial public offering on June 2, 1995.


LIQUIDITY AND CAPITAL RESOURCES

   During 1996, the Company's cash, equivalents and short-term investments increased by $13,942,000 resulting from the Mergers in November 1996, offset in part by cash used in operations and the funding of certain equipment purchases. At December 31, 1996, the Company had $39,062,000 in cash, cash equivalents and short-term investments. To improve the yield on its cash and equivalent holdings, in 1996, the Company invested in financial instruments that are diversified among high credit quality securities. The investments are reported at cost, which approximates market value, and are classified as short-term investments and cash equivalents. Additionally, at December 31, 1996, the Company had working capital of $63,532,000 with no long-term debt. The Company's total assets exceeded total liabilities by $124,289,000.

   The Company's cash requirements for operating and investing activities in 1996 were financed primarily by the net proceeds from an initial public offering in June 1995 aggregating approximately $41.6 million. In connection with the offering, the Company issued and sold 3,062,500 shares at $14.75 per share.

   The Company's principal needs for cash in 1996 were for investments in property and equipment and to fund working capital, primarily related to inventories and accounts receivable.

Capital expenditures for the year ended December 31, 1996 aggregated $2,304,000. The Company funded an increase in accounts receivable, prepaid expenses and inventories of $2,318,000, $1,404,000, and $1,020,000, respectively for the year ended December 31, 1996. The increase in accounts receivable is attributed to the timing of receipts for products shipped relating to the consumer telecommunications division. The increase in prepaid expenses is related to deposits paid, prepaid insurance and prepaid advertising and other charges. The increase in inventories was made to ensure that units were available for the timely fulfillment of sales orders. During 1996, the Company increased its accounts payable, accrued expenses and other liabilities by $5,123,000 from 1995.

   On July 1, 1996, the Company began leasing a facility under an operating lease for 30,000 additional square feet of office space. The lease covers a fifty-three month period from July 1, 1996 with aggregate minimum lease payments equal to approximately $2,700,000.

   The Company maintains three credit agreements aggregating $20,000,000. The first credit agreement covers the period through May 1997 and is a revolving line of credit of $1,000,000. The second credit agreement is a $4,000,000 line of credit utilized for the purpose of issuing letters of credit. The third credit agreement is a credit facility totaling $15,000,000 for cash advances and letters of credit. As of December 31, 1996, the Company had outstanding $2,000,000 under a line of credit and had available $13,500,000 to fund draw downs and letters of credit.

   The Company's primary needs for cash in the future are for investments in product development, working capital, the financing of operations, strategic ventures, potential acquisitions, capital expenditures and the upgrade of the Company's systems and operations. In order to meet the Company's needs for cash over the next twelve months, the Company will utilize proceeds from its 1995 initial public offering and cash received in the Mergers. Additionally, the Company may utilize funds it expects to generate from operations in the second half of 1997.

INFLATION

   The Company believes that inflation has not had a material effect on the Company's sales and revenue during the past three years.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that the following important factors, among others, in some cases have affected the Company's actual results, and could cause the Company's actual results for 1997 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

 Uncertainty as to Future Financial Results

  The Company believes that the Mergers will offer opportunities for long-term efficiencies that should positively affect future operating results of the combined companies. However, the combined companies will be more complex and diverse than either US Order or Colonial Data individually, and the combination and continued operation of their distinct business operations will present difficult challenges for the Company's management due to the increased time and resources required in the management effort. While the management and the Board believe that the combination can be effected in a manner that will realize the value of the two companies, neither management group has experience in combinations of this size or complexity. Accordingly, there can be no assurance that the process of effecting the business combination can be effectively managed to realize the operational efficiencies anticipated to result from the Mergers.

  Following the Mergers, in order to maintain and increase profitability, the combined Company will need to successfully integrate and streamline overlapping functions. The two predecessor companies had different systems and procedures in many operational areas that must be rationalized and integrated. There can be no assurances that integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations following the Mergers will require the dedication of management resources that may temporarily distract attention from the day-to-day business of the combined companies. Failure to effectively accomplish the integration of the two companies' operations could have an adverse effect on the Company's results of operation and financial condition.

 Developing Marketplace

  Home banking and smart telephones are developing markets. Consumer preferences in interactive technologies are difficult to predict. The Company's future growth and profitability will depend, in part, upon consumer acceptance of electronic home banking and smart telephone technologies and a significant expansion in the consumer market for telephone-based interactive applications technologies. Even if these markets experience substantial growth, there can be no assurance that the Company's products and services will be commercially successful or benefit from such growth.

  Much of the Company's success in the smart telephone market depends on the Company's ability to meet design specifications and delivery requirements for its products and services. There can be no assurance of the timing of introduction of, necessary regulatory approvals for, or market acceptance of these services and applications. The Company faces competition in these markets from other emerging interactive applications delivered through personal computers, cable television and Integrated Service Digital Network ("ISDN").

 Fluctuations in Operating Results

  Historically, US Order and Colonial Data have experienced fluctuations in quarterly operating results, and accordingly, the Company may experience fluctuations in quarterly operating results due to a variety of factors, some of which are beyond the Company's control. These include the size and timing of customer orders or the royalty payments from Visa InterActive, if any, changes in the Company's pricing policies or those of its competitors, new product introductions or enhancements by competitors, delays in the introduction of new products or product enhancements by the Company or by its competitors, customer order deferrals in anticipation of upgrades and new products, market acceptance of new products, the timing and nature of sales, marketing, and research and development expenses by the Company and its competitors, the timing of programs offering Caller ID or other intelligent network services by a telco, disruptions in sources of supply, the effects of regulation on Caller ID and other intelligent network services, the timing and extent of promotional activities by a telco, changes in service charges by a telco, other changes in operating expenses, personnel changes and general economic conditions. Additionally, certain RBOCs have entered into merger agreements. The Company is unable to assess the future effect on the company of these mergers, if consummated, and of other possible consolidations in the telecommunications industry. No assurance can be given that such quarterly variations will not occur in the future and, accordingly, the results of any one quarter may not be indicative of the operating results for future quarters.

 Reliance on Caller ID Revenues

  A substantial majority of the Company's revenues are derived from sales and leases of its Caller ID products. The sale or lease of these products is directly linked to the implementation and promotion of Caller ID service by telcos. The timing of such implementation may be affected by government regulation, by changes in the telecommunications industry resulting from changes in the regulatory and competitive environment, by switch and software upgrades and by other factors. There can be no assurance that telcos will continue to introduce and promote this service successfully or that it will gain widespread market acceptance. Delays in the introduction of Caller ID service in local markets or failure of this service to gain widespread market acceptance would materially and adversely affect the Company's business, operating results and financial condition.

 Concentration of Distribution of Products and Services

  The Company sells its telecommunications products and services to telcos, individual telephone subscribers, other equipment manufacturers on a private label basis ("private label customers") and retail chains. In addition, the Company leases its products to individual telco subscribers. Sales and leases to individual telco subscribers are largely dependent on direct fulfillment distribution arrangements with certain RBOCs and other telcos. Since the Company views the telcos with which it maintains direct fulfillment relationships as its customers, it considers its customer base to be highly concentrated. The Company's current telco fulfillment arrangements are not exclusive and may be terminated by either party. The loss of any one or more of the Company's major customers or the termination of its distribution arrangements with any telco or the failure to be selected for significant orders or programs by a telco could materially and adversely affect the Company's business, operating results, and financial condition. In addition, consolidation in the telecommunications industry or changes in the telecommunications regulatory environment could result in the loss of such customers or business.

 InteliData Common Stock Owned by WorldCorp

  As of December 31, 1996, WorldCorp beneficially owned approximately 29% of the outstanding common stock of the Company. WorldCorp is highly leveraged, and therefore requires substantial funds to meet debt service requirements each year. As a result of the Company's cash requirements, it may be required to sell shares of the Company's common stock from time to time and such sales, or the threat of such sales, could have a material adverse effect on the market price for the Company's common stock. In addition, the Company's Board of Directors has nine members, four of whom also serve on the Board of Directors of WorldCorp. As a result of membership on the Company's Board and stock ownership, WorldCorp may have a significant influence on the decisions made by the Company.


 Technological Considerations

  The Company's business activities are concentrated in fields characterized by rapid and significant technological advances. There can be no assurance that the Company will remain competitive technologically or that the Company's products, processes or services will continue to be reflective of such advances. Failure to introduce new products or product enhancements that achieve market acceptance on a timely basis could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will not encounter unanticipated technical, marketing or other problems or delays relating to new products, features or services which the Company has recently introduced or which it may introduce in the future. Moreover, there can be no assurance that the Company's new products, features or services will be successful, that the introduction of new products, features or services by the Company's competitors will not materially and adversely affect the sales of the Company's existing products or that the Company will be able to adapt to future changes in the telecommunications industry. Most of the Company's competitors and potential competitors have significantly greater financial, technological and research and development resources than the Company.

 Dependence on Foreign Production

  The Company's Caller ID units and certain other products, including the smart telephone, the Telesmart 4000/Intelifone/TM, are manufactured by companies with facilities in Hong Kong, Malaysia, and the People's Republic of China. These facilities are supplemented, in part, by other manufacturers in Asia for certain integrated telephone and small business system products and by limited manufacturing facilities in Connecticut. The availability or cost of these Caller ID units and smart telephones may be adversely affected by political, economic or labor conditions in Hong Kong, Malaysia or the People's Republic of China, including the 1997 return of Hong Kong to China, and by fluctuations in currency exchange rates. In addition, a change in the tariff structure or other trade policies of the United States or countries from which InteliData will import products could adversely affect InteliData's foreign manufacturing strategies.

 Restrictions from the Visa Agreement

  As a condition of Visa's acquisition of the Company's bill payment operations and technology (the "Visa Bill-Pay System"), the Company has agreed to work exclusively with Visa in certain areas and to refrain from certain activities that are in competition with Visa and its affiliates. These covenants may increase the Company's reliance upon Visa. The Company's dependence on Visa, and the terms of the agreement between the parties, may have a material adverse effect on the Company.

 Importance of Strategic Alliances

  One of the Company's business strategies is to manufacture or sell its products and services through strategic alliances. The success of this strategy will depend to an extent both on the ultimate success of its strategic partners as well as on the ability of its partners to successfully market the Company's products and services. There can be no assurance that any alliance partners will view their alliance with the Company as significant for their own businesses or that they will not reassess their commitment to the Company at any time in the future.

 Competition

 Consumer Telecommunications
 ---------------------------

  The market for the Company's products is highly competitive and subject to increased competition resulting from rapid technological change as well as resulting from changes in the telecommunications regulatory environment, telecommunications industry consolidation and the emergence of new market entrants. At present, the Company's principal competitors are CIDCO, Lucent and Northern Telecom. The Company's Caller ID products also compete with Caller ID telephones offered by Panasonic, Sony, Thomson and US Electronics.

  Marketing of the Company's smart telephone is subject to competition from smart telephones marketed or developed by Philips, Northern Telecom and CIDCO as well as other emerging platforms for interactive applications delivered through personal computers and cable television. The Company expects competition in the markets for its consumer telecommunications products and services to increase in the future and expects competition from existing and new competitors, possibly including RBOCs, other telcos or other current customers, as well as from network switch-based services and from the increased application of cellular technology. The Company's primary current and potential competitors in the market for its consumer telecommunications products and services have substantially greater financial, marketing and technical resources than the Company. Competition could materially and adversely affect the Company's results of operations through price reductions and loss of market share.

  The Company competes with a large number of competitors for its repair services and other services supporting the development and implementation of intelligent network services. Several of the Company's competitors in the market for such services have substantially greater financial, marketing and technological resources than the Company. There can be no assurance that the Company will be able to continue to compete successfully against its existing competitors or that it will be able to compete successfully against new competitors.

 Electronic Commerce
 -------------------

  The market for interactive products and services is highly competitive and subject to rapid innovation and technological change, shifting consumer preferences and frequent new product introductions. The Company's home banking products and services compete with services offered by a number of competitors and competition may intensify as a result of new market entrants. Banks have developed home banking products for their own customers and, in the future, may offer these services to other banks. Non-banks also may develop home banking products to offer to banks. Computer software and data processing companies also offer home banking services. Visa competes with other organizations, including MasterCard International, Inc. ("MasterCard"), which offers its Masterbanking home banking service through CheckFree Corporation. Many competitors exist for the Company's various banking products including other manufacturers of touch-tone response systems, other financial software companies and financial services software and service companies. The Company believes that its primary competition for its customer support services will come from financial institutions and third parties that choose to offer customer support services either directly through Visa's customer support messaging standard ("CSMS") product or on their own. The Company expects that competition in all of these areas will increase in the near future.

 Relationship with Visa

  The Company sold the Visa Bill-Pay System to Visa on August 1, 1994, for approximately $15 million in cash, the assumption of certain liabilities and rights to a 72-month royalty period commencing January 1, 1995 and ending December 31, 2000 (the "Royalty Period"). Visa subsequently transferred these assets to Visa InterActive, its wholly owned subsidiary. The royalty obligation is based on the number of customers who use the Visa Bill-Pay System during the Royalty Period. The agreement with Visa expressly provides that the royalty will apply only if the means by which a customer makes an electronic bill payment involves the use of a "significant portion" of the Visa Bill-Pay System.

  Royalties to the Company are calculated and paid by Visa InterActive quarterly during the Royalty Period. Because the amount of the royalties to the Company is dependent upon the number of customers that use the Visa Bill-Pay System on a monthly basis during the Royalty Period, the Company cannot provide any assurances of the amount of royalties, if any, that will be payable by Visa InterActive to the Company. The royalty payment will be reduced for each quarter through December 31, 1997, by an offset amount (the "Visa Offset") which was initially set at $73,000. If the royalty payment that would otherwise be due in respect of a quarter is smaller than the offset amount for that quarter, no royalty payment will be made to the Company, and the difference between $73,000 and the royalty otherwise due will increase the size of the Visa Offset for the next quarter. The aggregate amount of the Visa Offset for the Royalty Period is $880,000. The Company did not receive any royalty revenue from Visa in 1996 due to the Visa Offset and does not expect to receive any royalty revenue after application of the Visa Offset through at least the end of the second quarter of 1997.

  In addition, under the terms of its agreement with Visa, Visa InterActive is not obligated to pay royalties to the Company for active bank customers who utilize home banking and bill payment technology independently developed by Visa InterActive. If Visa InterActive independently develops or acquires its own home banking and bill payment technology which does not use or build upon the Company's technology, this could have a material adverse effect on the amount of royalties payable by Visa InterActive to the Company. As a condition of Visa's acquisition of the Visa Bill-Pay System, the Company has agreed to work exclusively with Visa in certain areas and to refrain from certain activities that are in competition with Visa and its affiliates. These covenants may increase the Company's reliance upon Visa.

 Dependence on Key Employees

  The Company is highly dependent on certain key executive officers and technical employees to manage the operations and business of the Company as well as to implement the business plans of the Company on an ongoing basis. The loss of any such key employees could have an adverse impact on the future operations of the Company.

 Regulation

  The Telecommunications Act of 1996 and regulations or orders promulgated thereunder may result in or accelerate changes in various aspects of the telecommunications industry, including the competitive environment, the delivery and pricing of various telecommunications products and services and possible consolidation. Although the Company is unable to predict what effect, if any, the Telecommunications Act of 1996 or other regulatory developments may have upon the telecommunications industry or the Company's business, any such effects could have a material adverse impact on the future operations of the Company.

  In the United States, Caller ID and other intelligent network services are subject to federal and state regulation. Caller ID and other intelligent network services may in the future be subject to further regulation by the federal government, state public utility commissions and other regulatory authorities, as well as court challenges, including possible challenges due to protests from special interest groups that object to such services on the basis of privacy concerns. An order issued by the FCC effective December 1, 1995, requires all United States telephone service providers with Signaling System 7 switching architecture to transmit to each other without charge Caller ID number information on interstate calls within the United States (except for public pay phones and party lines). The FCC's order also requires that telcos that offer Caller ID service must provide to their telephone subscribers without charge a per-call blocking mechanism to block the transmission of their Caller ID information on interstate calls and must inform subscribers that their telephone numbers may be identified to a called party and how to use this blocking capability.

 Volatility of Stock Price

  The market price of the Company's stock has experienced significant volatility. The stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology and developmental stage companies and that has often been unrelated to the operating performance of such companies. Factors such as announcements of the introduction of new products or services by the Company or its competitors, announcements of joint development efforts or corporate partnerships in the interactive applications industry, market conditions in the banking, telecommunications and other emerging growth company sectors and rumors relating to the Company or its competitors may have a significant impact on the market price of the Company's stock.

 Limited Proprietary Protection

  The Company possesses limited patent or registered intellectual property rights with respect to its technology. The Company depends in part upon its proprietary technology and know-how to differentiate its products from those of its competitors and works independently and from time to time with third parties with respect to the design and engineering of its own products. The Company also relies on a combination of contractual rights and trade secret laws to protect its proprietary technology. There can be no assurance, however, that the Company will be able to protect its technology or successfully develop new technology or gain access to such technology or that third parties will not be able to develop similar technology independently or that competitors will not obtain unauthorized access to the Company's proprietary technology, that third parties will not misuse the technology to which the Company has granted access, or that the Company's contractual or legal remedies will be sufficient to protect the Company's interests in its proprietary technology.

  Certain of Lucent's Caller ID patents are licensed by Lucent to the Company and others, including the Company's competitors. If the Lucent license were terminated and the Company were unable to negotiate a new patent license agreement with Lucent, the Company would no longer be authorized to manufacture or sell Caller ID products in the United States other than to the RBOCs and to Lucent, and the Company's business would be materially and adversely affected.

 Limited Sources of Supply

  The key components used in the Company's products are currently being purchased from multiple sources, except for its application specific integrated circuit ("ASIC") chips, which are purchased from a single source. Although the Company believes it could develop other sources for each of the components for its products, the process could take several months, and the inability or refusal of any such source to continue to supply components could have a material adverse effect on the Company pending the development of an alternative source.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      Page
                                                                                      ----
Consolidated Financial Statements
     Consolidated Balance Sheets as of December 31, 1996 and 1995...................  41

     Consolidated Statements of Operations for the Years Ended
       December 31, 1996, 1995 and 1994.............................................  42

     Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
       December 31, 1996, 1995 and 1994.............................................  43

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1996, 1995 and 1994.............................................  44

Independent Auditors' Reports ......................................................  64


                      INTELIDATA TECHNOLOGIES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995
                       (in thousands, except share data)

                                                                                     1996       1995
                                                                                  ---------   --------
ASSETS
 CURRENT ASSETS
  Cash and cash equivalents                                                        $ 26,644   $ 25,120
  Short-term investments                                                             12,418         --
  Accounts receivable, net of reserves of $1,788
    in 1996 and $63 in 1995 (Note 16)                                                12,925        841
  Inventories (Note 5)                                                               28,420        801
  Prepaid expenses and other current assets                                           2,582        306
                                                                                  ---------   --------
    Total current assets                                                             82,989     27,068
                                                                                  ---------   --------
 NONCURRENT ASSETS
  Costs in excess of net assets acquired (Note 3)                                    50,061         --
  Property, plant and equipment, net (Note 6)                                         9,143      1,448
  Long-term investments (Note 10)                                                        --      8,228
  Restricted cash                                                                        --      3,309
  Other assets                                                                        1,553        199
                                                                                  ---------   --------
TOTAL ASSETS                                                                       $143,746   $ 40,252
                                                                                  =========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
  Accounts payable                                                                 $  4,684   $  1,651
  Accrued expenses and other liabilities (Note 7)                                    12,773        868
  Short-term borrowings (Note 8)                                                      2,000         --
                                                                                  ---------   --------
TOTAL LIABILITIES                                                                    19,457      2,519
                                                                                  ---------   --------
COMMITMENTS AND CONTINGENCIES (Note 17)

STOCKHOLDERS' EQUITY (Note 11)
Preferred stock, $0.001 par value; authorized 5,000,000 shares in 1996 and
  1995; no shares issued and outstanding                                                --         --
Common stock, $0.001 par value; authorized 60,000,000 shares in 1996 and 30,000,000 shares in 1995; issued and outstanding 31,816,693 shares
  in 1996 and 15,529,818 shares in 1995                                                  32         16
Additional paid-in capital                                                          243,757     61,650
Receivable from sale of stock                                                        (2,456)    (2,488)
Deferred compensation                                                                  (133)      (261)
Accumulated deficit                                                                (116,911)   (21,184)
                                                                                  ---------   --------
TOTAL STOCKHOLDERS' EQUITY                                                          124,289     37,733
                                                                                  ---------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $143,746   $ 40,252
                                                                                  =========   ========

         See accompanying notes to consolidated financial statements.

                      INTELIDATA TECHNOLOGIES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                     (in thousands, except per share data)

                                                         1996       1995      1994
                                                       --------   -------   --------
REVENUES
   Product                                             $  8,589   $ 1,817   $     --
   Leasing                                                1,838        --         --
   Services                                               3,472     2,369      1,432
                                                       --------   -------   --------
        Total revenues                                   13,899     4,186      1,432
                                                       --------   -------   --------
COST OF REVENUES
   Product                                                6,457     1,747      1,013
   Leasing                                                1,105        --         --
   Services                                               2,886       723         --
                                                       --------   -------   --------
        Total cost of revenues                           10,448     2,470      1,013
                                                       --------   -------   --------
        Gross profit                                      3,451     1,716        419

OPERATING EXPENSES (Notes 3, 9, and 10)
   General and administrative                            16,121     5,783      7,968
   Research and development                               2,649     1,067      1,769
   Selling and marketing                                  2,011        27        847
   Provision for corporate restructuring (Note 12)        1,568        --         --
   In-process research and development                   77,214        --         --
                                                       --------   -------   --------
        Total operating expenses                         99,563     6,877     10,584
                                                       --------   -------   --------
        Operating loss                                  (96,112)   (5,161)   (10,165)
                                                       --------   -------   --------
OTHER INCOME (EXPENSE)
   Gain on sale of bill pay operations (Note 13)             --        --     14,523
   Interest, net                                          1,445       684       (578)
   Other, net (Note 10)                                  (1,035)     (241)         3
                                                       --------   -------   --------
        Total other income, net                             410       443     13,948
                                                       --------   -------   --------
Income (loss) before income taxes                       (95,702)   (4,718)     3,783
Income taxes (Note 15)                                       25        --         70
                                                       --------   -------   --------
Net income (loss)                                       (95,727)   (4,718)     3,713
Preferred dividend requirement (Note 13)                     --      (681)    (1,895)
                                                       --------   -------   --------
Net income (loss) applicable to common shareholders    $(95,727)  $(5,399)  $  1,818
                                                       ========   =======   ========
Net income (loss) per common share                     $  (5.21)  $ (0.50)  $   0.28
                                                       ========   =======   ========
Weighted average shares                                  18,370    10,772      8,243
                                                       ========   =======   ========



          See accompanying notes to consolidated financial statements.

                      INTELIDATA TECHNOLOGIES CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (in thousands)

                                    Series A            Series C
                                  Convertible          Convertible
                                preferred stock      preferred stock          Common stock         Additional
                             -------------------- --------------------   -----------------------    paid-in
                               Shares     Amount    Shares     Amount      Shares       Amount      capital
                             ---------  --------- ---------  ---------   ----------    ---------   ----------
Balance at December 31,1993   5,204       $  5    1,683      $   2        5,000         $  5       $ 16,817
  Sale of common stock           --         --       --         --          121           --            137
  Redemption of preferred
   stock                         --         --     (535)        (1)          --           --         (3,816)
  Dividends paid--Series C,
   $.64 per share                --         --       --         --           --           --           (183)
  Series B redeemable
   preferred stock accumu-
   lated dividends               --         --       --         --           --           --           (466)
  Net income                     --         --       --         --           --           --             --
                             ------     ------   ------      -----       ------       ------       --------
Balance at December 31,1994   5,204          5    1,148          1        5,121            5         12,489
  Sale of common stock
   in public offering, net       --         --       --         --        3,062            3         41,643
  Conversion of preferred
   stock to common stock     (5,204)        (5)  (1,148)        (1)       6,352            6             --
  Issuance of common stock
   for long-term investment      --         --       --         --          230           --          3,392
  Issuance of common stock
   for investment in
   affiliate, net                --         --       --         --          297            1          5,046
  Issuance of common stock
   upon exercise of options
   and warrants                  --         --       --         --          468            1          1,419
  Deferred compensation on
   grant of stock options        --         --       --         --           --           --            486
  Compensation expense           --         --       --         --           --           --             --
  Dividends paid - Series A      --         --       --         --           --           --         (1,577)
  Dividends paid - Series C      --         --       --         --           --           --         (1,107)
  Dividends accumulated and
   paid - Series B               --         --       --         --           --           --           (141)
  Use of advertising credits     --         --       --         --           --           --             --
  Net loss                       --         --       --         --           --           --             --
                             ------     ------   ------      -----      -------       ------       --------
Balance at December 31,1995      --         --       --         --       15,530           16         61,650
  Issuance of common stock
   related to the
   Braun Simmons Acqusition      --         --       --         --          375           --          4,170
  Issuance of common stock
   related to merger with
   Colonial Data                 --         --       --         --       15,406           15        179,103
  Retirement of common
   stock for long-term
   investment                    --         --       --         --         (230)          --         (3,392)
  Issuance of common stock
   upon exercise of
   options and warrants          --         --       --         --          730            1          2,176
  Issuance of common stock
   related to employee
   stock purchase plan           --         --       --         --            6           --             50
  Use of advertising credits     --         --       --         --           --           --             --
  Compensation expense           --         --       --         --           --           --             --
  Net loss                       --         --       --         --           --           --             --
                             ------     ------   ------      -----      -------       ------       --------
Balance at December 31,1996      --      $  --       --      $  --       31,817        $  32       $243,757
                             ======     ======   ======      =====      =======       ======       ========


                              Receivable
                              from sale    Deferred    Accumulated
                               of stock  compensation   deficit         Total
                              ---------  ------------  -----------   ------------
Balance at December 31,1993   $ (2,500)    $    --     $ (20,179)     $ (5,850)
  Sale of common stock              --          --            --           137
  Redemption of preferred
   stock                            --          --            --        (3,817)
  Dividends paid--Series C,
   $.64 per share                   --          --            --          (183)
  Series B redeemable
   preferred stock accumu-
   lated dividends                  --          --            --          (466)
  Net income                        --          --         3,713         3,713
                              ---------  ------------  -----------   ------------
Balance at December 31,1994     (2,500)         --       (16,466)       (6,466)
  Sale of common stock
   in public offering, net          --          --            --        41,646
  Conversion of preferred
   stock to common stock            --          --            --            --
  Issuance of common stock
   for long-term investment         --          --            --         3,392
  Issuance of common stock
   for investment in
   affiliate, net                   --          --            --         5,047
  Issuance of common stock
   upon exercise of options
   and warrants                     --          --            --         1,420
  Deferred compensation on
   grant of stock options           --        (486)           --            --
  Compensation expense              --         225            --           225
  Dividends paid - Series A         --          --            --        (1,577)
  Dividends paid - Series C         --          --            --        (1,107)
  Dividends accumulated and
   paid - Series B                  --          --            --          (141)
  Use of advertising credits        12          --            --            12
  Net loss                          --          --        (4,718)       (4,718)
                              ---------  ------------  -----------   ------------
Balance at December 31,1995     (2,488)       (261)      (21,184)       37,733
  Issuance of common stock
   related to the Braun
   Simmons Acquisition              --          --            --         4,170
  Issuance of common stock
   related to merger with
   Colonial Data                    --          --            --       179,118
  Retirement of common
   stock for long-term
   investment                       --          --            --        (3,392)
  Issuance of common stock
   upon exercise of
   options and warrants             --          --            --         2,177
  Issuance of common stock
   related to employee
   stock purchase plan              --          --             --           50
  Use of advertising credits        32          --             --           32
  Compensation expense              --         128             --          128
  Net loss                          --          --        (95,727)     (95,727)
                              ---------  ------------  -----------   ------------
Balance at December 31,1996   $ (2,456)    $  (133)     $(116,911)    $124,289
                              ========   ============  ===========   ============

           See accompanying notes to consolidated financial statements.

                      INTELIDATA TECHNOLOGIES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (IN THOUSANDS)

                                                                              1996       1995       1994
                                                                           ----------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                           $(95,727)   $(4,718)  $  3,713
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  In-process research and development                                         77,214         --         --
  Depreciation and amortization                                                2,725        619        749
  Equity in loss of long-term investments                                      2,801        316         --
  Receipt of affiliate stock for services provided                                --        (87)        --
  Deferred compensation expense                                                  128        225         --
  Gain on sale of bill pay operations and other assets                          (231)       (75)   (14,526)
  Other noncash activities                                                       130         --         35
  Changes in certain assets and liabilities, net of effects of non-cash transactions including acquisitions:
    Accounts receivable                                                       (2,318)      (681)       (96)
    Prepaid expenses and other current assets                                 (1,404)       155       (219)
    Inventories                                                               (1,020)      (802)        --
    Other assets                                                               3,742        (87)       (38)
    Accounts payable, accrued expenses and other liabilities                   5,123      1,079        191
    Due from (to) affiliates                                                      --       (113)      (293)
                                                                            --------    -------   --------
    Net cash used in operating activities                                     (8,837)    (4,169)   (10,484)
                                                                            --------    -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of short-term investments                                       (12,418)        --         --
    Purchases of property, plant and equipment                                (2,304)    (1,064)      (314)
    Change in restricted cash                                                  3,309     (3,309)        --
    Proceeds from sale of bill pay operations and other assets, net              231        683     16,100
    Acquisitions, net of cash acquired                                        17,578         --         --
                                                                            --------    -------   --------
       Net cash provided by (used in) investing activities                     6,396     (3,690)    15,786
                                                                            --------    -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds (payments) related to borrowings                                  2,000     (4,633)        --
    Proceeds from issuances of common stock, net of discount                   2,177     43,420        137
    Payments for redemption of preferred stock                                    --     (4,925)    (5,968)
    Payment of preferred stock dividends                                          --     (2,684)      (183)
    Other financing activities                                                  (212)      (767)      (164)
                                                                            --------    -------   --------
       Net cash provided by (used in) financing activities                     3,965     30,411     (6,178)
                                                                            --------    -------   --------
       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        1,524     22,552       (876)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  25,120      2,568      3,444
                                                                            --------    -------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $ 26,644    $25,120   $  2,568
                                                                            ========    =======   ========

          See accompanying notes to consolidated financial statements.

                      INTELIDATA TECHNOLOGIES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


(1)  ORGANIZATION

   InteliData Technologies Corporation ("InteliData" or the "Company"), is engaged in providing products and services for three primary markets: consumer telecommunications, electronic commerce and interactive services. The Company designs, develops and markets consumer telecommunications products including Caller ID adjuncts, integrated telephones and smart telephones. The Company also develops products and services for financial institutions to assist in home banking and electronic bill payment initiatives and designs and markets interactive service applications for smart telephones and other small screen devices.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Consolidation - The consolidated financial statements include the accounts of the Company after elimination of all intercompany balances and transactions. Certain items from the 1995 and 1994 financial statements have been reclassified to conform to the 1996 financial statement presentation.

(b) Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company considers the impairment of long-lived assets based on an assessment of the asset's ability to contribute to the profitability of the Company using estimates of expected future cash flows.

(c) Revenue Recognition - Revenue is recorded when products and repair merchandise are shipped to the customer. Lease revenue is recorded based on the units in service at the end of the prior month since these leases are cancelable at any time. The Company recognizes service revenue from consulting and maintenance contracts as the services are provided.

(d) Cash and Cash Equivalents - The Company considers all non-restricted highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market.

(e) Inventories - Inventories are stated at the lower of cost or market, with cost determined on a weighted average basis.

(f) Property, plant and equipment - Property, plant and equipment is stated at cost. Equipment under capital lease is stated at the lower of the present value of minimum lease payments at the beginning of the lease term or the estimated fair value of the equipment at the inception of the lease.

     Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

          Category                               Years
          --------                               -----
          Building and improvements               5-20
          Leasehold improvements                  5-15
          Leased equipment                         2-5
          Equipment                                3-7
          Molds and tools                          3-5


     Equipment held under capital lease and leasehold improvements are amortized using the straight-line method over the lease term or estimated useful life, whichever is shorter. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts and any gain or loss is reflected in income. Maintenance and repairs are charged to expense as incurred.

(g) Long-term Investments - Long-term investments at December 31, 1995 consisted of stock in Colonial Data Technologies Corp. ("Colonial Data") and an investment in Home Financial Network, Inc. ("HFN"). The investment in Colonial Data was recorded at its original cost at December 31, 1995. The Company used the equity method of accounting for its investment in and earnings of HFN in which the Company had the ability to exert significant influence, but not control, over the operating and financial policies of HFN. The excess of purchase cost of investments in affiliate over the Company's proportional amount of the fair value of net assets acquired was considered to be goodwill and was being amortized over a five year period on a straight-line basis.

(h) Intangible Assets - The Company carries its intangible assets, including costs in excess of net assets acquired and other intangible assets, at cost which are amortized using the straight-line method over 2 to 15 years. Other intangible assets are reported in other assets on the balance sheet.

(i) Income Taxes - Income taxes are accounted for in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j) Accounting for Stock-Based Compensation - The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the Financial Accounting Standards Board in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.

(k) Net Income (Loss) per Common Share - Primary income (loss) per common share is computed by dividing net income (loss), after deducting preferred stock dividend requirements, by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents are comprised entirely of stock options and warrants. Stock issued and stock options granted during the 12-month period preceding the date of the Company's initial public offering on June 2, 1995 have been included in the calculation of weighted average shares of common stock and common stock equivalents outstanding for all periods using the treasury stock method based on the initial public offering price of $14.75 per share.

     Dividend requirements on all series of the Company's preferred stock prior to the redemption or conversion of such preferred stock are deducted from net income or loss applicable to common shareholders in computing income (loss) per common share. The preferred dividend requirements were $0, $681,000 and $1,895,000 for the years ended December 31, 1996, 1995 and 1994, respectively, and included undeclared dividends for 1994 of $1,712,000, or $.21 per common share.


(3)  ACQUISITIONS

   On November 7, 1996 US Order, Inc. ("US Order") and Colonial Data were merged with and into InteliData Technologies Corporation, a newly formed corporation, through an exchange of stock ("Mergers"). Upon consummation of the Mergers, each outstanding share of US Order common stock was converted into one share of InteliData common stock and each outstanding share of Colonial Data common stock was converted into one share of InteliData common stock. The transaction was accounted for as a purchase of Colonial Data by US Order. Accordingly, the historical financial results of US Order are the historical financial results of InteliData.

     Effective September 30, 1996 Braun Simmons & Co., Inc. ("Braun Simmons"), a firm specializing in the development of home banking and electronic commerce solutions for financial institutions, was merged into US Order (the "Braun Simmons Acquisition"). This merger was accounted for as a purchase of Braun Simmons by US Order. US Order acquired all of the outstanding stock of Braun Simmons for $2 million and 375,000 shares of the Company's common stock.

(a)  Unaudited Pro Forma Condensed Consolidated Financial Information

  The unaudited pro forma condensed consolidated statements of operations for the years ended December 31, 1996 and 1995 give effect to the Mergers and the Braun Simmons Acquisition as if each was completed as of January 1, 1995 and combines US Order's, Braun Simmons' and Colonial Data's statements of operations for each of those periods. Such statements of operations do not include the combined effect of the $77 million nonrecurring charges for in-process research and development. However, such statements do reflect adjustments for the elimination of historical transactions between US Order, Braun Simmons and Colonial Data, amortization of goodwill and related income tax effects.

  The unaudited pro forma condensed consolidated financial information is provided for illustrative purposes only and is not necessarily indicative of the consolidated financial information that would have been reported had the mergers occurred on the dates indicated, nor do they represent a forecast of the consolidated financial information for any future period. The unaudited pro forma condensed consolidated financial information should be read in conjunction with the historical financial statements and accompanying notes of the Company.

  Shown below is the unaudited pro forma condensed consolidated statements of operations for the combined businesses of US Order, Braun Simmons and Colonial Data (in thousands, except per share amounts).

YEAR ENDED DECEMBER 31, 1995:

                                                Historical                                               Pro Forma
                                 ----------------------------------------                                ----------
                                 US Order   Braun Simmons   Colonial Data  Adjustments    Reference      InteliData
                                 --------   -------------   -------------  -----------   ------------    ----------
Revenues.......................  $  4,186      $1,841         $74,194         $    --                      $ 80,221
Cost of revenues...............     2,470       1,024          44,240           1,089          (2)           48,823
Gross profit...................     1,716         817          29,954          (1,089)         (2)           31,398
Operating expenses.............     6,877         826          11,056           5,494          (3)           24,253
Operating income (loss)........    (5,161)         (9)         18,898          (6,583)         (2)(3)         7,145
Net income (loss)..............    (4,718)        (29)         12,523          (4,313)   (2)(3)(4)(5)         3,463
Net income (loss) per share....  $  (0.50)                    $  0.85                                      $   0.11


YEAR ENDED DECEMBER 31, 1996:

                                                Pro Forma                                                Pro Forma
                                 ----------------------------------------                                ----------
                                 US Order   Braun Simmons   Colonial Data  Adjustments   Reference       InteliData
                                 --------   -------------   -------------  -----------   ---------       ----------
Revenues.......................  $  4,227      $3,653         $63,987         $(1,894)         (1)         $ 69,973
Cost of revenues...............     3,832       2,272          43,490             101          (1)(2)        49,695
Gross profit...................       395       1,381          20,497          (1,995)         (2)           20,278
Operating expenses.............    19,911       1,284          18,312           2,285          (3)           41,792
Operating income (loss)........   (19,516)         97           2,185          (4,280)         (2)(3)       (21,514)
Net income (loss)..............   (19,349)         67             688           4,011    (2)(3)(4)(5)       (14,583)
Net income (loss) per share....  $  (1.20)                    $  0.04                                      $  (0.46)

    Pro Forma Adjustments

  The following pro forma adjustments have been made to the unaudited pro forma condensed consolidated financial information:

     (1) Reflects the elimination of intercorporate transactions.

     (2) Reflects the amortization associated with an allocation of the purchase price of Colonial Data for its lease base of $1.9 million to recognize the excess of the estimated fair market value over the carrying amount and its amortization on a straight-line basis over five years.

     (3) Reflects the allocation of purchase price to developed technology and goodwill. Such developed technology is amortized on a straight-line basis over two years; goodwill is amortized on a straight-line basis over 7 years for Braun Simmons and 15 years for Colonial Data.

     (4) Reflects accrual of the transactions and other related costs. Estimated costs incurred by Colonial Data relating to the Mergers of $2 million have been reflected as expenses in the pro forma statement of operations for the year ended December 31, 1995. Estimated costs incurred by Braun Simmons relating to the Braun Simmons Acquisition of $50,000 have been reflected as expenses in the pro forma consolidated condensed statement of operations for the year ended December 31, 1995.

     (5) Reflects the effect of the combination of Braun Simmons', US Order's and Colonial Data's operations and the above adjustments on income taxes. A valuation allowance has been recognized for the pro forma net deferred tax assets of InteliData, relating primarily to operating loss carryforwards generated by US Order prior to the Mergers and the Braun Simmons Acquisition, based on an assessment of the likelihood of recoverability of such amounts. As a result of the Mergers and the Braun Simmons Acquisition, the use of US Order's operating loss carryforwards may be limited in future years.

(b)    Purchase Accounting

  The purchase amount of Braun Simmons was:


     Fair value of common stock issued..   $4,170
     Cash consideration.................    2,000
     US Order transaction costs.........      913
                                           ------
        Total...........................   $7,083
                                           ======

  The purchase amount was allocated for Braun Simmons as follows:

     Current assets.....................   $  700
     Equipment and other................      286
     In-process research and development    4,914
     Goodwill...........................    1,898
     Liabilities assumed................     (715)
                                           ------
        Total...........................   $7,083

                                           ======

  The purchase amount of Colonial Data was:


   Fair value of common stock issued.....................  $179,118
   Fair value of employee stock options and warrants.....     2,805
   Cost of previous investment in Colonial Data..........     3,393
   US Order transaction costs............................     1,309
                                                           --------
           Total.........................................  $186,625
                                                           ========


  The purchase amount was allocated for Colonial Data as follows:


   Current assets.......................  $ 60,488
   Lease base...........................     3,747
   Equipment and other..................     5,754
   In-process research and development..    72,300
   Developed technology.................     1,418
   Goodwill.............................    49,483
   Liabilities assumed..................    (6,565)
                                          --------
            Total.......................  $186,625
                                          ========

  The allocation of the purchase amounts to both Braun Simmons and Colonial Data tangible and identifiable intangible assets was based on independent appraisals of the estimated fair value of certain of those assets. Such appraisals indicated approximately $5 million and $72 million, respectively, for purchased in-process research and development for Braun Simmons and Colonial Data, respectively, which was expensed by the Company upon each closing, as the technologies had not reached technological feasibility and did not have alternative future uses. The unaudited pro forma condensed consolidated statements of operations do not include this one-time charge for purchased in-process technology as it represents a material nonrecurring charge. The Company is waiting for certain information pertaining to the collection of certain outstanding receivables and legal matters related to these transactions.

(c)  Net Income (Loss) Per Share

  US Order's historical loss per share for the year ended December 31, 1995 includes $681,000 of preferred dividend requirement which has been deducted from historical net loss in determining net loss attributable to common stockholders. All of US Order's series of preferred stock, including accumulated dividends, were redeemed or converted to common stock in June 1995. The historical preferred dividend requirement has been excluded from the computations of pro forma income per share.

  The weighted average shares used in the computations of pro forma income
(loss) per share assumes that the shares issued in the acquisition of Braun Simmons and the total number of shares exchanged in the Mergers and the Braun Simmons Acquisition, net of canceled intercorporate investment shares, were outstanding for all periods presented. The impact of outstanding stock options and warrants of the Company has been considered using the treasury stock method.

(4)  SEGMENT REPORTING

  The Company maintains operations in three primary markets: consumer telecommunications, electronic commerce and interactive services. Intersegment sales are not material. Operating loss represents total revenues less operating expenses, and excludes general corporate expenses, other income and expense and income taxes. Identifiable assets are those assets employed in each segment's operation, including an allocated value to each segment of cost in excess of net assets acquired. Corporate assets consist primarily of cash and cash equivalents, investments, and assets not employed in the production of goods or services. Segment financial information is as follows (in thousands):

                                      Consumer        Electronic   Interactive
                                 Telecommunications    Commerce      Services    Corporate   Consolidated
                                 -------------------  -----------  ------------  ----------  -------------
1996
Revenues                               $ 10,942         $ 2,957       $    --     $    --       $ 13,899
Operating loss                          (79,014)         (9,072)       (2,479)     (5,547)       (96,112)
Identifiable assets                      97,801           7,932           234      37,779        143,746
Depreciation and amortization             1,484             198            41       1,002          2,725
Capital expenditures                        110             771           267       1,156          2,304

  Operating loss for consumer telecommunications and electronic commerce include in-process research and development expenses of $72,300,000 and $4,914,000, respectively. Segment information for 1995 and 1994 is not presented as the Company did not operate under separate business markets during these periods.

(5)  INVENTORIES

  Inventories consist of the following at December 31 (in thousands):


                          1996    1995
                        -------  -----
     Raw materials      $ 4,843  $  --
     Finished goods      23,577    801
                        -------  -----
                        $28,420  $ 801
                        =======  =====


(6)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following at December 31 (in thousands):

                                   1996      1995
                                 --------  --------
     Land and building           $ 1,482   $    --
     Equipment                     4,491     2,206
     Leased equipment              4,366       656
     Leasehold improvements          852        95
     Furniture and fixtures          678       398
                                 -------   -------
                                  11,869     3,355
     Accumulated depreciation     (2,726)   (1,907)
                                 -------   -------
                                 $ 9,143   $ 1,448
                                 =======   =======

(7)  ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consists of the following at December 31 (in thousands):

                                                        1996      1995
                                                       -------  --------
     Accrued compensation expense                      $ 2,805  $     --
     Accrued corporate restructuring and acquisition     2,476        --
     Accrued wages and related expenses                  2,387       782
     Accrued tax liabilities                             1,100        --
     Accrued royalties and commissions                     740        --
     Accrued inventory and equipment                       713        --
     Accrued professional and insurance                    669        --
     Other liabilities                                   1,883        86
                                                       -------  --------
                                                       $12,773     $ 868
                                                       =======  ========


(8)  BORROWINGS

     In May 1996, the Company entered into three credit agreements with two banks that provide for borrowings of up to $20,000,000. The first credit agreement covers the period through May 1997 and is a revolving line of credit of $1,000,000 that is fully collateralized by a bank certificate of deposit.
The second credit agreement is $4,000,000 available to be utilized for the purpose of issuing letters of credit. The advances and/or face amounts of letters of credit issued under this agreement are collateralized by either 100% of pledged certificates of deposit or 90% of pledged U.S. Treasury investments acceptable to the bank. These agreements provide for various interest rates at the Company's election and do not have a commitment fee on the unused portion of the credit lines. These agreements also contain certain covenants including, but not limited to, restrictions related to certain financial ratios as well as restrictions with respect to acquisitions and the sale of assets. As of December 31, 1996, the Company had no borrowings related to these credit facilities.

     Additionally, the Company maintains a credit facility totaling $15,000,000 for cash advances and letters of credit. The loan is secured by substantially all of the Company's assets and bears interest at an annual rate equal to the bank's prime rate. The bank's prime rate was 8.25% as of December 31, 1996. As of December 31, 1996, the Company had $2,000,000 outstanding under the line of credit and had available $13,500,000 for cash advances and letters of credit. The loan agreement contains restrictive covenants, the most significant of which
are certain financial ratios and prohibition of dividends.   Interest expense
was $2,000, $286,000 and $650,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Cash paid for interest was $16,000, $324,000 and $594,000 in 1996, 1995 and 1994, respectively.


(9)  RELATED-PARTY TRANSACTIONS

(a)  Strategic Business Partner

     In August 1994, the Company sold its electronic banking and bill pay operations (the "Visa Bill-Pay System") to Visa (see note 13). As part of the Visa transaction, the Company's president was appointed to, and the Company's chairman was named an advisor to, the board of directors of Visa InterActive. Included in service fee revenues are $1,219,000, $737,000 and $156,000 in 1996, 1995 and 1994, respectively, related to services provided by the Company to Visa InterActive and Visa banks/members. Included in the accompanying consolidated balance sheets are receivables due from Visa InterActive totaling $581,000 and $315,000 as of December 31, 1996 and 1995, respectively.

(b)  Primary Investor

     The chairman of the board of directors of the Company is a director of WorldCorp, Inc. ("WorlCorp") the Company's primary investor. Another officer and certain directors of the Company are also members of the board of directors of WorldCorp.

     WorldCorp owned approximately 29% and 58% of the Company's outstanding voting stock as of December 31, 1996 and 1995, respectively. The decrease in ownership percentage is a direct result of the issuance of additional shares from the Mergers and the Braun Simmons Acquisition.

     The Company had a $3,500,000 long-term note that was redeemed in June 1995 with a portion of the proceeds from the sale of common stock in its initial public offering. Interest expense on this long-term note was $216,000 and $510,000 for the years ended December 31, 1995 and 1994, respectively.

     WorldCorp also paid certain of the Company's personnel costs including salary, benefits, business and other related costs for which the Company was billed on a cost-reimbursed basis. In November 1996, the Company terminated this relationship with WorldCorp. During the years ended December 31, 1996, 1995 and 1994, the Company paid WorldCorp approximately $439,000, $207,000 and $103,000, respectively, related to these arrangements. At December 31, 1996 and 1995, the Company was not indebted to WorldCorp for significant amounts.

(10) LONG-TERM INVESTMENTS

     On October 18, 1995, the Company acquired a 40% equity interest in HFN, a newly formed, development stage personal computer software company that plans to develop and deliver electronic financial products and services to consumers. In this transaction, the Company paid an aggregate purchase price of $5,015,000, through the issuance of 296,746 shares of its common stock, in exchange for 40% of HFN. The number of the Company's common shares issued in this transaction was based on the $5,015,000 purchase price divided by the average closing price of the Company's common stock on the Nasdaq National Market for each of the five business days immediately preceding the third day prior to the closing date of October 18, 1995. The purchase price exceeded the Company's proportionate share of the equity in net assets of HFN at October 18, 1995 by approximately $3.1 million. This component of the investment was considered to be goodwill and was being amortized over a period of five years on a straight-line basis.

     During the fourth quarter of 1996, the Company wrote-off its remaining investment in affiliate and the related goodwill. The Company believes its investment in HFN was impaired based on its history of losses. The carrying value of the investment at December 31, 1996 and 1995 was $0 and $4,835,000, respectively. For the period ended December 31, 1996, HFN had no revenues and incurred a net loss of $3,619,000. For the period ended December 31, 1995, HFN had no revenues and incurred a net loss of $408,000. As of December 31, 1996, HFN had total assets, total liabilities and total stockholders' equity of $4,941,000, $172,000 and $4,769,000, respectively.

     Additionally, as of December 31, 1995 the Company held shares of stock in Colonial Data which were canceled upon consummation of the Mergers (see note 3).

(11) STOCKHOLDERS' EQUITY

(a)  Initial Public Offering

   In June 1995, the Company completed an initial public offering of 4,427,500 shares of the Company's common stock, par value $.001, at an offering price of $14.75. Of the 4,427,500 shares sold, 3,062,500 were issued and sold by the Company, and 1,365,000 shares were sold by WorldCorp, the Company's largest shareholder. The Company did not receive any of the proceeds from the sale of shares by WorldCorp. The Company received approximately $41.6 million in net proceeds (after deducting issuance costs) from the stock sale. A portion of the net proceeds from the offering were used by the Company to redeem its Series B redeemable preferred stock for $4,925,000, including accumulated dividends of $625,000, pay $2,684,000 of cumulative undeclared dividends on its Series A and C convertible preferred stock, and redeem $4,887,000 in notes payable and related accrued interest.

(b)  Redeemable Preferred Stock

   In conjunction with the Company's initial public offering in June 1995, the Company redeemed all of its 4,300 outstanding shares of Series B redeemable preferred stock for

$4,300,000 and rescinded the authorization to issue any additional shares. The Series B preferred stockholders were entitled to and had preference to cumulative dividends at the annual rate of $75 per share. The dividends accrued from the date of issuance. At redemption, in June 1995, the Company paid all of the remaining accrued and unpaid dividends, totaling $625,000, with a portion of the proceeds from its initial public offering.

(c)  Stock Options

   The Company sponsors the following stock option plans which cover substantially all employees and certain directors: the US Order 1991 Stock Option Plan ("1991 Plan"), the Colonial Data 1994 Long-Term Incentive Plan ("Colonial Data Plan"), the US Order 1995 Incentive Plan ("1995 Plan"), the US Order 1995 Non-Employee Directors' Stock Option Plan ("1995 Directors' Plan"), the InteliData 1996 Incentive Plan ("1996 Plan"), and the InteliData 1996 Non-Employee Directors' Stock Option Plan ("1996 Non-Employee Directors' Plan").

   1991 Plan
   ---------

   The Company had reserved 3,000,000 shares of common stock for the exercise of options under this plan. Options are granted for purchases of the same number of shares of the Company's common stock. For the 1991 Plan, options typically vest monthly over a period of three to five years and expire after eight years. However, no vesting occurs until after the employee has completed one year of service with the Company. The 1991 Plan was terminated in May 1995. As of December 31, 1996, there were 1,383,180 shares vested and exercisable under the 1991 Plan.

   Colonial Data Plan
   ------------------

   Colonial Data's board of directors authorized the issuance of options for purchase of common stock for key employees. The options entitle the holder to purchase the Company's common stock at the fair market value at the date of grant. Colonial Data's board of directors as part of its 1994 Long-Term Incentive Plan authorized 500,000 shares of stock to be available for grants. The options vest periodically through 2000 and expire in 2006 and expire after 10 years from the date of grant. The Colonial Data Plan was terminated in November 1996. As of December 31, 1996, there were 101,647 shares vested and exercisable under the Colonial Data Plan.

   1995 Plan
   ---------

   The Company had reserved 1,000,000 shares of common stock for the exercise of options under this plan. Options are granted for purchases of the same number of shares of the Company's common stock. For the 1995 Plan, options typically vest monthly over a period of three to five years and expire after eight years from the date of grant. However, no vesting occurs until after the employee has completed one year of service with the Company. The 1995 Plan was terminated in November 1996. As of December 31, 1996, there were 70,056 shares vested and exercisable under the 1995 Plan.

   1995 Directors' Plan
   --------------------

   The Company had reserved 250,000 shares of common stock for the exercise of options under this plan. Options are granted for purchases of the same number of shares of the Company's common stock. For the 1995 Directors' Plan, options will vest monthly over a three year period beginning on the date of grant and expire ten years subsequent to the date of grant. The grant price for the plan was based on the average of the closing Nasdaq market price of the Company's stock on the thirty trading days preceding the date of the grant. The 1995 Directors' Plan was terminated in November 1996. As of December 31, 1996, there were 1,458 shares vested and exercisable under the 1995 Directors' Plan.

   1996 Plan
   ---------

   The Company had reserved 1,500,000 shares of common stock for the exercise of options under this plan. Options are granted for purchases of the same number of shares of the Company's common stock. The exercise price of each option shall not be less than eight-five percent (85%) of the fair market value of the Company's common stock on the date the option is granted and an option's maximum term is 10 years. Options for existing employees are granted by the board of directors and typically vest ratably at the end of the fourth year. Options granted to new hires are awarded at the discretion of the Company's management in accordance with guidelines approved by the board of directors. However, no vesting occurs until after the employee has completed one year of service with the Company. As of December 31, 1996, there were no shares vested and exercisable under the 1996 Plan.

   1996 Non-Employee Directors' Plan
   ---------------------------------

   The Company reserved 200,000 shares of common stock for the exercise of options under this plan. Options are granted for each non-employee director who qualifies for participation under the plan. The exercise price of each option shall be the fair market value as defined in the plan of the Company's common stock and an option's maximum term is 10 years. For the 1996 Non-Employee Directors' Plan, options vest monthly over a period of one year. As of December 31, 1996, there were no options granted under the 1996 Non-Employee Directors' Plan.

A summary of the changes in stock options for each of the Company's stock option plans is as follows:

                            1991 Plan                  1995 Plan
                     ------------------------  --------------------------
                      Exercise      Number       Exercise       Number
                       Prices     of Options      Prices      of Options
                     -----------  -----------  -------------  -----------
December 31, 1993    $0.98-$4.00   1,482,168              --          --
  Granted            $4.00-$7.13   1,320,410              --          --
  Exercised                $0.98    (120,788)             --          --
  Canceled           $0.98-$4.00    (250,869)             --          --
                                   ---------                     -------
December 31, 1994    $0.98-$7.13   2,430,921              --          --
  Granted            $7.13-$9.50     226,350   $14.50-$23.75     110,050
  Exercised          $0.98-$7.13    (373,106)             --          --
  Canceled           $0.98-$7.13     (21,010)         $21.00      (1,500)
                                   ---------                     -------
December 31, 1995    $0.98-$9.50   2,263,155   $14.50-$23.75     108,550
  Granted                     --          --   $ 9.00-$23.50     747,630
  Exercised          $0.98-$9.50    (353,013)  $14.75-$18.75        (169)
  Canceled           $2.50-$9.50    (109,613)  $ 9.88-$23.13     (71,930)
                                   ---------                     -------
December 31, 1996    $0.98-$9.50   1,800,529   $ 9.00-$23.75     784,081
                                   =========                     =======



                      1995 Directors' Plan             1996 Plan
                     -----------------------   -------------------------
                      Exercise      Number       Exercise       Number
                       Prices     of Options      Prices      of Options
                     -----------  ----------   -------------  ----------
December 31, 1995             --          --              --          --
  Granted                 $18.86       7,500           $7.00       1,400
  Exercised                   --          --              --          --
  Canceled                    --          --              --          --
                                   ---------                     -------
December 31, 1996         $18.86       7,500           $7.00       1,400
                                   =========                     =======


   In addition to options issued in 1995 under both the 1991 and 1995 Plans, the Company issued 15,000 options to three of its five non-affiliate directors and 25,000 options to a non-affiliate who helped in arranging a placement of Series C preferred stock. Each of these grants has a $7.13 exercise price. The 45,000 options issued to non-affiliate directors vest monthly over a three-year period, and the 25,000 options granted to the non-affiliate vested immediately. As of December 31, 1996, of these 45,000 options, 13,751 options were canceled during 1996, options for 25,415 shares of common stock are exercisable with a weighted average exercise price of $7.13.

   During 1996 and 1995, the Company recognized $128,000 and $225,000 of compensation expense, respectively, in connection with options granted at exercise prices below the estimated fair market value of the Company's common stock at the date of grant. As of December 31, 1996, deferred compensation relating to these grants was $133,000, which will be recognized over the remaining vesting period.

   In August 1994, as a requirement of the sale of the Visa bill payment system to Visa InterActive, the Company paid $3,250,000 to certain employees to cancel 675,334 outstanding vested options. This amount is allocated between general and administrative and research and development expenses in the accompanying 1994 statement of operations.

(d)  Stock Compensation Plans

   At December 31, 1996, the Company has six stock-based compensation plans. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock options granted under the stock compensation plans. Had compensation cost for the Company's stock compensation plans been determined based on the fair value at the grant dates for the 1996 and 1995 awards under those plans, the Company's net loss and net loss per share for the years ended December 31 1996 and 1995 would have been $(99,341,000) and $(5.41) per share and $(5,674,000) and $(0.53) per share, respectively. Stock compensation expense for 1995 was calculated for the period from the initial public offering to the end of the year.

   The weighted average fair value of options granted during 1996 and 1995 was $14.75 per share. The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 65%, and a risk free interest rate of 6.14%.


                                               Options Outstanding                              Options Exercisable
                        ----------------------------------------------------------------  ---------------------------
                                                                            Weighted                     Weighted
                           Range of        Number         Weighted           Average        Number        Average
Plan Description        Exercise Prices  of Options     Average Life       Exercise Price  Exercisable  Exercise Price
                        ---------------  ----------     -------------      --------------  -----------  --------------
1991 Plan                  $ 0.98-$9.50   1,800,529       5.8  years             $ 5.62    1,383,180          $ 5.19
Colonial Data Plan         $0.21-$20.38     474,800       9.5  years             $10.92      101,647          $ 8.54
1995 Plan                  $9.00-$23.75     784,081       8.0  years             $16.68       70,056          $17.95
1995 Directors' Plan       $      18.86       7,500      10.0  years             $18.86        1,458          $18.86
1996 Plan                  $       7.00       1,400      10.0  years             $ 7.00           --              --
1996 Non-Employee                    --          --             --                   --           --              --
     Directors' Plan

(e)  Employee Stock Purchase Plan

   Under the Employee Stock Purchase Plan, approved in 1996, the Company is authorized to issue up to 500,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each period to have up to twenty percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. The Employee Stock Purchase Plan's first period will begin January 2, 1997. The Company had an employee stock purchase plan in existence during 1996, however, there was not a significant number of shares of stock sold under the Plan in 1996.

(f)  Receivable from Sale of Stock

   In connection with a private placement offering in 1993, the Company received $2,500,000 in advertising credits. The Company has recognized advertising credits aggregating $32,000 and $12,000 in 1996 and 1995, respectively. The advertising credits are included in the accompanying balance sheet as a reduction of stockholders' equity.

(12)  CORPORATE RESTRUCTURING

   The Company recorded a provision for corporate restructuring during the fourth quarter of 1996 of $1,568,000. This amount consists of $1,323,000 in facilities consolidations, $175,000 in relocation expenses for certain employees, and $70,000 for the write-down of duplicative processing equipment. Such provisions remained in corporate restructurings at December 31, 1996.


(13) SALE OF ELECTRONIC BANKING AND BILL PAY OPERATIONS

   On August 1, 1994, the Company sold its electronic banking and bill pay operations (the "Visa Bill-Pay System") to Visa for $14,645,000 in cash (net of closing costs of $228,000), the assumption of certain of the Company's capital lease obligations and other miscellaneous liabilities totaling $853,000; 100 shares of Visa InterActive's redeemable preferred stock; and a 72 month royalty obligation commencing January 1, 1995 and ending December 31, 2000 (the "Royalty Period"). Visa subsequently transferred these assets to Visa InterActive, its wholly owned subsidiary. The System consisted of certain tangible assets with a net book value of $975,000 and certain intangible assets, including patents, computer software, firmware, and databases. The Company and Visa granted each other perpetual, royalty-free, worldwide licenses to certain intellectual property rights of the Company, including those in software, source code and know-how. The Company recognized a gain of $14,523,000 from the sale, which is included in other non-operating income.

   Royalties due to the Company will equal $.666 per month per Visa InterActive bill pay customer whose transactions are processed by the System, and will be paid by Visa InterActive quarterly during the Royalty Period. Under the terms of the agreement, Visa InterActive is not required to pay the Company for the first $73,000 of royalties earned during each quarter on a cumulative basis for a total of twelve quarters. The Company did not receive any Visa royalty payments in 1996 and 1995.

   Through July 1995, the Company paid Visa InterActive a monthly fee of $6.40 for each of the Company's bill pay customers which were not yet customers of a Visa member bank. This fee was reduced to $4.00 per bill pay customer on August 1, 1995. During 1996, 1995 and 1994, respectively, the Company paid Visa InterActive $54,000, $205,000 and $208,000 in such fees, which is included in service fees cost of revenues.

   As part of the Visa transaction, the Company's president was appointed to, and the Company's chairman was named an advisor to, the board of directors of Visa InterActive.


(14)  EMPLOYEE 401(K) SAVINGS PLAN

   The Company adopted a defined contribution plan ("Plan") that qualifies for preferential tax treatment under Section 401(a) of the Internal Revenue Code. Participation in the Plan is available to employees who are at least twenty-one years of age and have six months of service. Company contributions to the Plan are based on a percentage of employee contributions and were not significant. Administrative expenses for the Plan were paid for by the Company.

(15)  INCOME TAXES

    Income taxes consists of (in thousands):


                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              1996     1995     1994
                                                             -----    ------   ------
  Current:
   Federal..........................................         $  --    $  --   $1,028
   State                                                        25       --       10
   Utilization of net operating loss carryforwards..            --       --     (968)
                                                             -----    -----   ------
    Total current tax expense.......................         $  25    $  --   $   70
                                                             =====    =====   ======

    A reconciliation of taxes computed at the statutory Federal tax rate on income before income taxes to the actual income tax expense is as follows (in thousands):


                                                     YEARS ENDED DECEMBER 31,
                                                  -------------------------------
                                                     1996       1995       1994
                                                  ----------  ---------  --------
Income taxes (benefit) computed at the
  statutory rate................................   $(33,496)   $(1,604)  $ 1,293
Book expenses not deductible for tax purposes...     28,378        129        54
Federal alternative minimum and
  environmental taxes...........................         --         --        60
Generation of net operating loss carryforwards..      5,118      1,475        --
State income tax net of federal benefit.........         25         --        --
Change in the valuation allowance for
  deferred tax assets allocated to income tax
  expense.......................................         --         --    (1,337)
                                                   --------    -------   -------

        Income taxes............................   $     25    $    --   $    70
                                                   ========    =======   =======


          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995, are as follows (in thousands):


                                                     1996       1995
                                                   ---------  --------
Deferred tax assets:
  Net operating loss carryforwards...............  $ 15,942   $ 7,955
  Capitalized start-up expenditures..............       341       641
  Accounts receivable and inventory revaluation..     6,394        --
  Equipment and property.........................       137        --
  General business credit carryforward...........       489       489
  Alternative minimum tax carryforward...........        60        60
  Other..........................................       128        56
                                                   --------   -------
       Total gross deferred tax asset............    23,491     9,201
  Valuation allowance............................   (22,210)   (8,974)
                                                   --------   -------
     Net deferred tax assets.....................     1,281       227

Deferred tax liability:
  Equipment and property.........................        --      (227)
  Accounts payable and accrued liabilities.......    (1,281)       --
                                                   --------   -------

    Net deferred taxes...........................  $     --   $    --
                                                   ========   =======

    The net changes in the total valuation allowance for the years ended December 31, 1996 and 1995 were an increase of $13,239,000 and $2,309,000, respectively.

    At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $38,415,000, which expire in 2007 through 2011, general business tax credits of approximately $489,000, which expire in 2005 through 2010, and an alternative minimum tax credit carryforward of approximately $60,000, which may be carried forward indefinitely and used to offset future regular taxable income. Included in the Company's net operating loss carryforward is approximately $3,520,000, related to exercises of employee stock options, which, if utilized in the future to reduce taxable income, will be credited directly to additional paid-in capital. In the event a greater than 50% change in control of the Company occurs for tax purposes, use of these net operating losses may be limited in future years.

   Cash paid for taxes was $0, $65,000 and $0 in 1996, 1995 and 1994, respectively.

(16) MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

   Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company sells its products primarily to telephone operating companies, retailers and financial institutions in the United States. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process. The Company does not generally require collateral from customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Historically, the Company has not incurred any significant credit related losses.

Revenues from three customers were approximately 20%, 13% and 11% of total revenues for the year ended December 31, 1996. The Company had two customers that represented approximately 24% and 12% of total accounts receivable at December 31, 1996. Revenues from two customers were approximately 27% and 11% of total revenues for the year ended December 31, 1995. The Company had two customers which represented approximately 38% and 14% of total accounts receivable at December 31, 1995.

(17) COMMITMENTS AND CONTINGENCIES

(a)  Leases

  The Company leases facilities and equipment under cancelable and noncancellable operating lease agreements. The facility leases are for terms from one to nine years. Rent expense was $907,000, $234,000 and $214,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

  Future minimum lease payments under noncancellable operating leases with initial or remaining terms in excess of one year at December 31, 1996, were as follows (in thousands):


Year ending December 31,
------------------------
  1997..........................   $1,091
  1998..........................    1,114
  1999..........................      947
  2000..........................      796
  2001..........................       12
                                   ------
  Total minimum lease payments..   $3,960
                                   ======

   Capital lease obligations incurred for new equipment was $28,000 and $235,000 in 1995 and 1994, respectively.

(b)  Royalties

   The Company has a license relating to certain Caller ID patents and technology with Lucent Technologies, Inc. ("Lucent"). For licensed products leased, sold or put in use, the Company pays a royalty to Lucent. Royalty expense was $106,000 for the period from November 7, 1996 through December 31, 1996.

(c)  Letters of Credit

   The Company was contingently liable for outstanding letters of credit for overseas purchases totaling $4,500,000 and $3,309,000 on December 31, 1996 and 1995, respectively.

(d)  Patent Matters

  The Company does not believe that its products and services infringe on the rights of third parties. From time to time, third parties assert infringement claims against InteliData. There can be no assurance that any such assertion will not result in costly litigation or require the Company to cease using, or obtain a license to use, intellectual property rights of such parties.

(e)  Environmental Matters

  The Company was informed that certain environmental contamination existed in the part of the Company's premises formerly occupied by another tenant and that the Connecticut Department of Environmental Protection has performed a clean-up and removed such contamination. The Company does not believe that the foregoing will have a material adverse effect on the Company's consolidated financial position or results of operations.

(18) UNAUDITED QUARTERLY FINANCIAL DATA

     The results of the Company's quarterly operations for the years ended December 31, 1996 and 1995 were (in thousands except per share amounts):


                                      First     Second    Third    Fourth /(1)/     Total
                                     --------  --------  --------  -------------  ---------
   1996
   Revenues                          $ 1,326   $   548   $ 1,063     $ 10,962     $ 13,899
   Operating loss                     (2,033)   (3,145)   (8,451)     (82,483)     (96,112)
   Loss before income taxes           (1,988)   (3,206)   (8,524)     (81,984)     (95,702)
   Net loss                           (1,988)   (3,206)   (8,524)     (82,009)     (95,727)
   Net loss per common share/(2)/    $ (0.13)  $ (0.20)  $ (0.53)    $  (3.21)    $  (5.21)

   1995
   Revenues                          $   745   $   947   $ 1,208     $  1,286     $  4,186
   Operating loss                     (1,231)   (1,219)   (1,276)      (1,435)      (5,161)
   Loss before income taxes           (1,369)   (1,231)     (847)      (1,271)      (4,718)
   Net loss                           (1,369)   (1,231)     (847)      (1,271)      (4,718)
   Net loss applicable to common
       stockholders                   (1,757)   (1,524)     (847)      (1,271)      (5,399)
   Net loss per common share/(2)/    $ (0.29)  $ (0.20)  $ (0.06)    $  (0.08)    $  (0.50)


   /(1)/ On November 7, 1996, US Order, Inc. and Colonial Data Technologies
         Corp. consummated a Plan and Agreement of Merger. Operations of the Company subsequent to November 7, 1996 reflect the operations of the business of US Order and Colonial Data combined. Financial data also includes in-process research and development charges of $77,214,000 and restructuring charges of $1,568,000.

   /(2)/ Net loss per share numbers are not necessarily additive due to current year activities and rounding differences.

                          INDEPENDENT AUDITORS' REPORT


BOARD OF DIRECTORS AND STOCKHOLDERS
INTELIDATA TECHNOLOGIES CORPORATION
HERNDON, VIRGINIA

   We have audited the accompanying consolidated balance sheet of InteliData Technologies Corporation and subsidiaries (the "Company") as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of InteliData Technologies Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Hartford, Connecticut
February 5, 1997

                          INDEPENDENT AUDITORS' REPORT


BOARD OF DIRECTORS AND STOCKHOLDERS
INTELIDATA TECHNOLOGIES CORPORATION:

   We have audited the accompanying consolidated balance sheet of InteliData Technologies Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InteliData Technologies Corporation and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                /s/ KPMG PEAT MARWICK LLP

                                                KPMG PEAT MARWICK LLP

Washington, D.C.
February 5, 1996

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

   KPMG Peat Marwick LLP was previously the principal accountants for US Order, which merged with and into InteliData , successor to US Order on November 7, 1996. On November 22, 1996, that firm's appointment as principal accountants was terminated and Deloitte & Touche LLP was engaged by the Company as principal accountants. On November 7, 1996, US Order and Colonial Data merged with and into the Company with the Company being the survivor. Prior to the mergers, Deloitte & Touche LLP had been engaged as the principal accountants for Colonial Data. The decision to engage Deloitte & Touche and dismiss Peat Marwick was approved by the management of the Company and was not submitted to the Board of Directors of the Company and was based in part on the prior engagement of Deloitte & Touche LLP by Colonial Data.

   In connection with the audits of the three fiscal years ended December 31, 1995, and the subsequent interim period through November 22, 1996, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of disagreement.

   The audit reports of KPMG Peat Marwick LLP on the consolidated financial statements of US Order, Inc. as of December 31, 1995 and 1994, and for each of the years in the three-year period ended December 31, 1995, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Directors

   The Company incorporates herein by reference the information concerning directors contained in its Proxy Statement for its 1997 Stockholder's Meeting to be filed within 120 days after the end of the Company's fiscal year (the "1997 Proxy Statement").

Executive Officers

   The following table sets forth the names and ages of all executive officers of the Company and all positions and offices within the Company presently held by such executive officers:


Name                       Age            Position Held
----                       ---            -------------

William F. Gorog            71  Chairman of the Board

Robert J. Schock            55  Chief Executive Officer

John C. Backus, Jr.         38  President

Timothy R. Welles           38  Executive Vice President,
                                Consumer Telecommunications Division

Joseph  E. Smith            46  Executive Vice President,
                                Electronic Commerce Division

John W. Hillyard            40  Vice President and Chief Financial Officer

Albert N. Wergley           49  Vice President, General Counsel and Secretary

Mark L. Baird               42  Vice President, Operations


   WILLIAM F. GOROG has served as Chairman and director of the Company since November 1996. Mr. Gorog had served as Chairman of US Order from May 1990 to November 1996. From October 1987 until founding US Order in May 1990, he served as chairman of the board of Arbor

International, an investment management firm. From 1982 to 1987, he served as president and chief executive officer of the Magazine Publishers of America, an association representing the principal consumer publications in the United States. During the Ford Administration, Mr. Gorog served as deputy assistant to the President for Economic Affairs and Executive Director of the Council on International Economic Policy. Prior to that time, he founded and served as chief executive officer of DataCorp., which developed the Lexis and Nexis information systems for legal and media research and which was subsequently sold to the Mead Corporation. He currently serves as chairman of the board of WorldCorp.

  ROBERT J. SCHOCK has served as Chief Executive Officer and director of the Company since November 1996. Prior to November 1996, Mr. Schock had served as President and Chief Executive Officer of Colonial Data since September 1989 and as President of Colonial Technologies Corp., a wholly-owned subsidiary of Colonial Data, since 1981. From 1977 to 1980, Mr. Schock was director of national operations for ICOT Corporation, a telecommunications equipment manufacturer. From 1966 to 1977, Mr. Schock held a variety of positions with Xerox Corporation, including product manager, regional sales operations manager and regional manager for microsystems.

   JOHN C. BACKUS, JR. has been President and director of the Company since November 1996. Prior to November 1996, he had worked at US Order since its inception in 1990 and had served as President, Chief Operating Officer and a director of US Order since 1994. Prior to working with US Order, Mr. Backus worked for six years at WorldCorp and its subsidiaries holding a variety of executive positions including vice president of corporate development, vice president of finance, and vice president of sales and marketing at a WorldCorp subsidiary. Prior to joining WorldCorp, Mr. Backus worked for Bain & Company, Inc., a worldwide strategy consulting firm with approximately 1,200 employees, in its consulting and venture capital groups where he focused on consumer products and services. Mr. Backus serves on the board of directors of WorldCorp, Home Financial Network and Visa InterActive.

  TIMOTHY R. WELLES has been an Executive Vice President, Consumer Telecommunications Division and director of the Company since November 1996.
Mr. Welles had served as Executive Vice President and Chief Operating Officer of Colonial Data since March 1996. Prior to joining Colonial Data, Mr. Welles was Senior Vice President of First Albany Corporation, an investment banking firm, from January 1994 to March 1996, with responsibilities related primarily to corporate finance activities. Prior to joining First Albany, Mr. Welles held various positions, most recently as Managing Director, at Advest, Inc., an investment banking firm, from August 1989 to January 1994. Prior to joining Advest, Inc., Mr. Welles practiced securities and corporate law at Cahill Gordon & Reindel in its New York office.

   JOSEPH E. SMITH has served as Executive Vice President, Electronic Commerce Division for the Company since November 1996. Mr. Smith had served as Executive Vice President, Financial Services of US Order since March 1996. Prior to joining US Order, Mr. Smith was senior vice president of client services, sales and marketing at Deluxe Data Systems, Inc. an electronic funds transfer services company. He was responsible for strategic market expansion and operations. Prior to that Mr. Smith was senior vice president, worldwide sales and marketing at Calcomp, Inc. in Anaheim, CA and also served at IBM for ten years.

   JOHN W. HILLYARD has served as Vice President and Chief Financial Officer of the Company since January 1997. Prior thereto, Mr. Hillyard was executive vice president and chief financial officer of Vision Technologies LLC, an assembler and seller of computers and peripherals from August 1996 to January 1997.
From May 1985 to August 1996, he was the chief financial officer of Deluxe
Data Systems, Inc., an electronic funds transfer services company. From May 1982 to May 1985, he was vice president of finance for Hogan Systems, Inc., a developer of an integrated line of application software for large financial institutions. Mr. Hillyard is a Certified Public Accountant.

   ALBERT N. WERGLEY has served as Vice President and General Counsel of the Company since November 1996. From May 1995 to November 1996, he served as
Vice president and General Counsel of US Order. From 1986 to 1994, Mr. Wergley was vice president and general counsel of Verdix Corporation (now Rational Software Corporation), a manufacturer of software development tools. Previous to that he was associated with the McLean, Virginia office of the law firm of Reed Smith Shaw & McClay and with the law firm of Howrey & Simon in Washington, D.C.

   MARK L. BAIRD has served as Vice President of Operations of the Company since November 1996. Mr. Baird had served as Director of Staff Operations and then as Vice President of Operations for Colonial Data since July 1994. Prior to joining Colonial Data, Mr. Baird was vice president of Consolidated Asset Recovery Corporation, a subsidiary of the Chase Manhattan Bank of Connecticut, N.A., with responsibilities related primarily to special asset management. Prior to joining Chase Manhattan, Mr. Baird held various positions, most recently as Assistant Vice President of The Bank Mart, a mutual savings bank. Prior to that, Mr. Baird was Assistant to the Chairman of the Bodine Corporation, a privately held machine tool manufacturer.

Beneficial Ownership Reporting

   The Company incorporates herein by reference the information required by Item 405 of Regulation S-K contained in its 1997 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

   The Company incorporates herein by reference the information concerning executive compensation contained in the 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
          MANAGEMENT
          ----------

   The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

   The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1997 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-----------------------------------------------------------------
          FORM 8-K
          --------

(a) 1.  FINANCIAL STATEMENTS

        See Item 8 of this Report

    2.  FINANCIAL STATEMENT SCHEDULES

        See Item 8 of this Report

    3.  EXHIBITS     (* denotes filed herewith)

        Status of Prior Documents

      InteliData's Annual Report on Form 10-K for the year ended December 31, 1996, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14, and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, as amended, which incorporates by reference such Annual Report on Form 10-K.

      2.1 Agreement and Plan of Merger dated as of August 5, 1996, between Colonial Data Technologies Corp. and US Order, Inc. (Incorporated herein by reference to the Company's Registration Statement on Form S-4, File Number 333-11081).

      2.2 Amendment No. 1 dated as of November 7, 1996, by and among US Order, Inc., Colonial Data Technologies Corp. and InteliData Technologies Corporation to the Agreement and Plan of Merger. (Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on November 12, 1996).

      3.1 Certificate of Incorporation of InteliData Technologies Corporation. (Incorporated herein by reference to the Company's Registration Statement on Form S-4, File Number 333-11081).

      3.2 Bylaws of InteliData Technologies Corporation. (Incorporated herein by reference to the Company's Registration Statement on Form S-4, File Number 333-11081).

      4.1 Form of Warrant, as amended. (Incorporated by reference to the Colonial Data Registration Statement on Form S-4, File Number 33-30242).

      10.1 Memorandum of Understanding regarding Personnel Services between WorldCorp, Inc. and InteliData Technologies Corporation, dated February 11, 1994. (Incorporated herein by reference to the US Order Registration Statement on Form S-1, dated June 1, 1995, File Number 33-90978).

      10.2 Sales and Service Subcontract Agreement, dated December 20, 1994, between US Order, Inc. and Visa Interactive, Inc. (Incorporated herein by reference to the US Order Registration Statement on Form S-1, File Number 33-90978).

      10.3 Acquisition Agreement, as amended, dated July 15, 1994, among Visa International Service Association, US Order, Inc. and WorldCorp, Inc. (Incorporated herein by reference to the US Order Registration Statement on Form S-1, File Number 33-90978).

      10.4 US Order, Inc. 1991 Stock Option Plan. (Incorporated herein by reference to the US Order Registration Statement on Form S-1, File Number 33-90978).

      10.5 US Order, Inc. 1995 Incentive Plan. (Incorporated herein by reference to the US Order Registration Statement on Form S-1, File Number 33-90978).

      10.6 US Order, Inc. Non-Employee Directors' and Directors' Stock Option Plans. (Incorporated herein by reference to the US Order Registration Statements on Form S-8, File Numbers 333-2348 and 333-2346).

      10.7 Employment Agreement, dated as of August 1, 1994, between US Order, Inc. and John C. Backus, Jr. (Incorporated herein by reference to the US Order Registration Statement on Form S-1, File Number 33-90978).

      10.8 Stock Option Agreement, dated as of August 1, 1995, between US Order, Inc. and John C. Backus, Jr. (Incorporated herein by reference to the US Order Registration Statement on Form S-1, dated June 1, 1995, File Number 33-90978).

      10.9 Stock Restriction Agreement, as amended, dated September 14, 1990, among US Order, Inc. and certain founders of US Order, Inc.. (Incorporated herein by reference to the US Order Registration Statement on Form S-1, File Number 33-90978).

     10.10 Investment Agreement, dated December 20, 1993, between US Order, Inc. and Knight-Ridder, Inc. (Incorporated herein by reference to the US Order Registration Statement on Form S-1, File Number 33-90978).

     10.11 Letter Agreement dated April 5, 1995 between Visa International Service Association and US Order, Inc.. (Incorporated herein by reference to the US Order Registration Statement on Form S-1, File Number 33-90978).

     10.12 Amendment No. 1, dated as of May 1, 1995, to Stock Option Agreement between US Order, Inc. and John C. Backus, Jr. (Incorporated herein by reference to the US Order Registration Statement on Form S-1, File Number 33-90978).

     10.13 Employment Agreement, dated as of July 1, 1996, between Colonial
           Data Technologies Corp. and Robert J. Schock. (Incorporated herein by reference to the Company's Registration Statement on Form S-4, File Number 333-11081).

     10.14 Technical Information and Patent License Agreement effective as of August 1, 1987 by and between American Telephone and Telegraph and Colonial Data Technologies Corp. (Incorporated herein by reference to the Colonial Data Report on Form 10-Q for the quarter ended September 30, 1989, File Number 0-15562).

     10.15 Colonial Data Technologies Corp. 401(k) Plan. (Incorporated herein by reference to the Colonial Data Report on Form 10-K for the year ended December 31, 1994, File Number 0-15562).

     10.16 Agreement, dated as of March 1, 1996 between Colonial Data Technologies Corp. and Robert J. Schock. (Incorporated herein by reference to the Colonial Data Report on Form 10-Q for the quarter ended March 31, 1996, File Number 0-15562).

     10.17 Amended and Restated Loan and Security Agreement between Colonial Technologies Corp. and People's Bank, dated May 3, 1996. (Incorporated herein by reference to the Colonial Data Report on Form 10-Q for the quarter ended June 30, 1996, File Number 0-15562).

     10.18 Revolving Credit Note between Colonial Technologies Corp. and People's Bank, dated May 3, 1996. (Incorporated herein by reference to the Colonial Data Report on Form 10-Q for the quarter ended June 30, 1996, File Number 0-15562).

     10.19 Guaranty Agreement between Colonial Data Technologies Corp. and People's Bank, dated May 3, 1996. (Incorporated herein by reference to the Colonial Data Report on Form 10-Q for the quarter ended June 30, 1996, File Number 0-15562).

     10.20 Master Trademark License Agreement between Colonial Data Technologies Corp. and Pacific Bell. (Incorporated herein by reference to the Colonial Data Report on Form 10-Q for the quarter ended June 30, 1996, File Number 0-15562).

     10.21 Bond Purchase Agreement by and among CDT Realty Corp. and 80
           Pickett District Associates, L.L.C., dated as of September 13, 1996. (Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1996, File Number 000-21685).

     10.22 InteliData Technologies Corporation 1996 Incentive Plan. (Incorporated herein by reference to the Company's Registration Statement on Form S-8, File Number 333-16115).

     10.23 InteliData Technologies Corporation Non-Employee Directors' Stock Option Plan. (Incorporated herein by reference to the Company's Registration Statement on Form S-8, File Number 333-16117).

     10.24 InteliData Technologies Corporation Employee Stock Purchase Plan. (Incorporated herein by reference to the Company's Registration Statement on Form S-8, File Number 333-16121).

    *10.25 Restricted Shares Award Agreement between Colonial Data
           Technologies Corp. and Timothy R. Welles.

    *10.26 Award Agreement between Colonial Data Technologies Corp. and
           Timothy R. Welles.

    *10.27 Aircraft Lease Agreement between CDT Corp. and Colonial Data
           Technologies Corp.

     16.1 Letter from KPMG Peat Marwick LLP. (Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on November 27, 1996).

    *21.1  InteliData Technologies Corporation List of Significant
           Subsidiaries.

     23.1  Consent of Deloitte & Touche LLP.

     23.2  Consent of KPMG Peat Marwick LLP.

     27    Financial Data Schedule.

(b)  REPORTS ON FORM 8-K

   The Company filed Current Reports on Form 8-K with the Securities and Exchange Commission on November 12, 1996 and November 27, 1996.

                  *     *     *     *     *     *     *     *

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INTELIDATA  TECHNOLOGIES CORPORATION

                                By  /s/Robert J. Schock
                                    -------------------
                                ROBERT J. SCHOCK
                                Chief Executive Officer and Director
                                (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                      Title                          Date
---------                                      -----                         -----
/s/ Robert J. Schock           Chief Executive Officer and Director      March 28, 1997
-----------------------------  (Principal Executive Officer)
ROBERT J. SCHOCK

/s/ William F. Gorog           Chairman of the Board and Director        March 28, 1997
-----------------------------
(WILLIAM F. GOROG)

/s/ John C. Backus, Jr.        President, Chief Operating                March 28, 1997
-----------------------------  Officer and Director
JOHN C. BACKUS, JR.

/s/ John W. Hillyard           Vice President - Finance and Chief        March 28, 1997
-----------------------------  Financial Officer (Principal Financial
JOHN W. HILLYARD               and Accounting Officer)


/s/ Timothy R. Welles          Executive Vice President and Director     March 28, 1997
-----------------------------
TIMOTHY R. WELLES

/s/ T. Coleman Andrews, III    Director                                  March 28, 1997
-----------------------------
T. COLEMAN ANDREWS, III

/s/ Walter M. Fiederowicz      Director                                  March 28, 1997
-----------------------------
WALTER M. FIEDEROWICZ

/s/ Patrick F. Graham          Director                                  March 28, 1997
-----------------------------
PATRICK F. GRAHAM



-----------------------------  Director
CONSTANTINE S. MACRICOSTAS



-----------------------------  Director
WESLEY C. TALLMAN
