Form 10-Q
period 1997-03-31
INTELIDATA TECHNOLOGIES CORP
filed 1997-05-13
CIK 1021810

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549
                             ----------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                ------------------------------------------------



For the Quarter ended: March 31, 1997           Commission File Number 000-21685



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
Yes   X       No
   -------      -------


The number of shares of the registrant's Common Stock outstanding on March 31, 1997 was 31,816,693.


================================================================================

                       INTELIDATA TECHNOLOGIES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS




                                                                            Page

PART I - FINANCIAL INFORMATION

  Item 1.  Unaudited Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets
           March 31, 1997 and December 31, 1996 .............................. 3

           Condensed Consolidated Statements of Operations
           Three Months Ended March 31, 1997 and 1996 ........................ 4

           Condensed Consolidated Statement of Changes in Stockholders' Equity
           Three Months Ended March 31, 1997.................................. 5

           Condensed Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1997 and 1996......................... 6

           Notes to Condensed Consolidated Financial Statements .............. 7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................... 8


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K...................................12


SIGNATURES..................................................................  13

PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1:  FINANCIAL STATEMENTS
-----------------------------

                                         INTELIDATA TECHNOLOGIES CORPORATION
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                        MARCH 31, 1997 AND DECEMBER 31, 1996
                                          (in thousands, except share data)

                                                                                   1997               1996
                                                                                -----------        -----------
                                                                                (unaudited)
ASSETS
 CURRENT ASSETS
     Cash and cash equivalents                                                  $    18,596        $    26,644
     Short-term investments                                                           9,906             12,418
     Accounts receivable, net of reserves of
         $1,374 in 1997 and $1,788 in 1996                                           22,221             12,925
     Inventories                                                                     27,134             28,420
     Prepaid expenses and other current assets                                        1,323              2,582
                                                                                -----------        -----------
         Total current assets                                                        79,180             82,989
                                                                                -----------        -----------

 NONCURRENT ASSETS
     Costs in excess of net assets acquired                                          49,327             50,061
     Property, plant and equipment, net                                               7,412              9,143
     Other assets                                                                     1,376              1,553
                                                                                -----------        -----------
TOTAL ASSETS                                                                    $   137,295        $   143,746
                                                                                ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                                                           $     2,769        $     4,684
     Accrued expenses and other liabilities                                          10,043             12,773
     Short-term borrowings                                                               --              2,000
                                                                                -----------        -----------
TOTAL LIABILITIES                                                                    12,812             19,457
                                                                                -----------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares in 1997
  and 1996; no shares issued and outstanding in 1997 and 1996                            --                 --
Common stock, $0.001 par value; authorized 60,000,000 shares in 1997
  and 1996; issued and outstanding 31,816,693 shares in 1997 and 1996                    32                 32
Additional paid-in capital                                                          243,757            243,757
Receivable from sale of stock                                                        (2,456)            (2,456)
Deferred compensation                                                                  (104)              (133)
Accumulated deficit                                                                (116,746)          (116,911)
                                                                                -----------        -----------
TOTAL STOCKHOLDERS' EQUITY                                                          124,483            124,289
                                                                                -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   137,295        $   143,746
                                                                                ===========        ===========


                      See accompanying notes to condensed consolidated financial statements.

                                      INTELIDATA TECHNOLOGIES CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                               (in thousands, except per share data; unaudited)
                                                                                   1997               1996
                                                                                -----------        -----------
REVENUES
     Consumer telecommunications                                                $    20,408        $       777
     Electronic commerce                                                              1,148                549
     Interactive services                                                                 8                 --
                                                                                -----------        -----------
         Total revenues                                                              21,564              1,326
                                                                                -----------        -----------

COST OF REVENUES
     Consumer telecommunications                                                     13,027                612
     Electronic commerce                                                                795                318
     Interactive services                                                                 6                 --
                                                                                -----------        -----------
         Total cost of revenues                                                      13,828                930
                                                                                -----------        -----------
         Gross profit                                                                 7,736                396

OPERATING EXPENSES
     General and administrative                                                       3,098              1,841
     Selling and marketing                                                            2,036                 29
     Research and development                                                         2,083                559
     Goodwill amortization                                                              770                 --
                                                                                -----------        -----------
         Total operating expenses                                                     7,987              2,429
                                                                                -----------        -----------
         Operating loss                                                                (251)            (2,033)
                                                                                -----------        -----------

OTHER INCOME
     Interest, net                                                                      439                359
     Equity in loss of affiliate                                                         --               (426)
     Other, net                                                                          --                112
                                                                                -----------        -----------
         Total other income                                                             439                 45
                                                                                -----------        -----------

Income (loss) before income taxes                                                       188             (1,988)
     Income taxes                                                                        23                 --
                                                                                -----------        -----------
Net income (loss)                                                               $       165        $    (1,988)
                                                                                ===========        ===========
Net income (loss) per common share                                              $      0.01        $     (0.13)
                                                                                ===========        ===========
Weighted average outstanding shares                                                  32,223             15,783
                                                                                ===========        ===========



                      See accompanying notes to condensed consolidated financial statements.

                                           INTELIDATA TECHNOLOGIES CORPORATION
                              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          THREE MONTHS ENDED MARCH 31, 1997
                                              (in thousands; unaudited)

                                            Common Stock       Additional   Receivable
                                         ------------------     paid-in      from sale      Deferred      Accumulated
                                         Shares     Amount      capital      of stock     Compensation      Deficit        Total
                                         ------   ---------    ----------   ----------    ------------    -----------   ----------
Balance at December 31, 1996             31,817   $      32    $ 243,757     $ (2,456)      $ (133)       $ (116,911)   $  124,289
  Compensation expense                                                                          29                              29
  Net income                                                                                                     165           165
                                         ------   ---------    ---------     ---------      -------       -----------   ----------
Balance at March 31, 1997                31,817   $      32    $ 243,757     $ (2,456)      $ (104)       $ (116,746)   $  124,483
                                         ======   =========    =========     =========      =======       ===========   ==========





























                      See accompanying notes to condensed consolidated financial statements.

                                      INTELIDATA TECHNOLOGIES CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                           (in thousands; unaudited)
                                                                                   1997              1996
                                                                                -----------       -----------
Cash flows from operating activities
Net income (loss)                                                               $       165       $    (1,988)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization                                                      2,139                93
   Equity in loss of affiliate                                                           --               426
   Other noncash activities                                                             693               (72)
   Changes in certain assets and liabilities, net of effects of noncash transactions:
       Accounts receivable                                                           (9,296)               51
       Inventories                                                                    1,286                50
       Due from affiliates                                                               --              (264)
       Prepaid expenses and other current assets                                      1,259                 7
       Accounts payable                                                              (1,915)             (673)
       Accrued expenses and other liabilities                                        (2,730)             (334)
                                                                                -----------       -----------
                 Net cash used in operating activities                               (8,399)           (2,704)
                                                                                -----------       -----------

Cash flows from investing activities
       Proceeds from the sale of short-term investments                               2,512                --
       Purchases of property and equipment                                             (161)             (318)
       Proceeds from sale of property and equipment                                      --               112
                                                                                -----------       -----------
             Net cash provided by (used in) investing activities                      2,351              (206)
                                                                                -----------       -----------

Cash flows from financing activities
       Payment of short-term borrowings                                              (2,000)               --
       Proceeds from issuance of common stock                                            --               517
                                                                                -----------       -----------
             Net cash provided by (used in) financing activities                     (2,000)              517
                                                                                -----------       -----------

             Decrease in cash and cash equivalents                                   (8,048)           (2,393)

Cash and cash equivalents, beginning of period                                       26,644            25,120
                                                                                -----------       -----------
Cash and cash equivalents, end of period                                        $    18,596       $    22,727
                                                                                ===========       ===========








                      See accompanying notes to condensed consolidated financial statements.

               INTELIDATA TECHNOLOGIES CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  Basis of Presentation

          The condensed consolidated balance sheet as of March 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1997 and 1996 presented in this Form 10-Q represent the results of InteliData Technologies Corporation for 1997 and the historical results of US Order, Inc. ("US Order") for 1996. On November 7, 1996, US Order and Colonial Data Technologies Corp. ("Colonial Data") merged with and into InteliData Technologies Corporation ("InteliData" or the "Company").

          The condensed consolidated balance sheet of InteliData as of March 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1997 and 1996, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts have been reclassified to conform to the current year presentation.

          The condensed consolidated financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual audited financial statements and notes. These financial statements should be read in conjunction with the annual audited financial statements of the Company and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Form 10-K for the fiscal year ended December 31, 1996.

(2)  New Accounting Standards

          Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") was issued in February 1997 and is effective for financial statements issued after December 15, 1997. The statement establishes new standards for computing and presenting earnings per share ("EPS") and will require restatement of prior years' information. This statement simplifies the standards for computing EPS previously found in APB Opinion 15. It replaces the presentation of primary and fully diluted EPS with a presentation of basic EPS and diluted EPS, requires a dual presentation on the face of the financial statements, and requires a reconciliation of basic EPS to diluted EPS. The presentation of basic EPS and diluted EPS would have been the same as EPS actually reported for the respective periods.

ITEM 2: MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

RESULTS OF OPERATIONS
---------------------

The following represents the results of operations for InteliData for the three months ended March 31, 1997 and 1996. Results for the three months ended March 31, 1997 represent the operations of InteliData; results for the three months ended March 31, 1996 were based on the stand alone operations of US Order, Inc., the predecessor corporation to InteliData.

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Revenues

     The Company's first quarter revenues were $21,564,000 in 1997 compared to $1,326,000 in 1996 an increase of $20,238,000. Revenues generated by the consumer telecommunications division were $20,408,000 during the first quarter of 1997. Consumer telecommunications division revenues are generated primarily from marketing and promotional campaigns for Caller ID units and services conducted by telephone operating companies and the Company. Contributing to the consumer telecommunications revenues were $16,691,000 from Caller ID and small business product shipments on the sale of approximately 543,000 adjuncts, telephones and small business key systems; $2,818,000 from customers within a US West Communications leasing program; and $899,000 in the telephone repair business.

     The electronic commerce division contributed $1,148,000 in revenues in the first quarter of 1997, a 109% increase over the same period in the prior year. The increase is primarily attributed to the expansion of the division's product sales which aggregated $636,000 for the first quarter of 1997. Service fees revenues for the first quarter of 1997 were $512,000 compared to $549,000 for the same period in 1996, a decrease of $37,000. The Company's customer support revenues, which are remarketed by Visa InterActive to Visa member banks, increased 86% and aggregated $364,000 for the first quarter of 1997, compared to $196,000 for the same period in the prior year. Monthly service fees revenues decreased to $60,000 in 1997 from $90,000 for the same period in 1996. Monthly service fees revenues are from customers who use the Company's previous generation smart telephones and associated interactive applications, and the decrease was primarily due to the Company's continuing efforts to convert these customers to Visa member banks.

Cost of Revenues

     The Company's first quarter cost of revenues increased to $13,828,000 for 1997 from $930,000 for the same period in 1996. The consumer telecommunications division contributed $13,027,000 of the total cost of revenues, consisting of $11,076,000 from the sale of Caller ID and small business product shipments; $1,446,000 from leasing activities and $505,000 from telephone repair services.

     The electronic commerce division reported cost of revenues aggregating $795,000 for the first quarter of 1997 or a 150% increase over the same period in the prior year. Cost of revenues from the electronic commerce division during the first quarter of 1997 consisted of $105,000 in software product sales, $340,000 in customer service expenses, and $350,000 in consulting and professional services including service cost of revenue related to generating monthly fee revenues.

     Overall gross profit margins increased to 36% for the first quarter of 1997 from 30% for the first quarter of 1996. Gross profit margins for the consumer telecommunications, electronic commerce and interactive services divisions were 36%, 31% and 25%, respectively for the first quarter of 1997. The gross profit margin derived from the sale of Caller ID and small business units was 34% for the first quarter of 1997. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, competitive pricing pressure, the introduction of new products and changes in the volume and terms of leasing activity.

General and Administrative

     General and administrative expenses were $3,098,000 for the first quarter of 1997 as compared to $1,841,000 in the first quarter of 1996. The increase of $1,257,000 was primarily the result of additional staff obtained through the merger with Colonial Data and the acquisition of Braun Simmons, and upgrading systems and operations in anticipation of the potential of increased business later in 1997. Throughout the year, the Company expects to control general and administrative expenses and plans to continually assess its operations in managing the continued development of infrastructure to handle the anticipated increase in business in both the consumer telecommunications and electronic commerce divisions.

Selling and Marketing

     Selling and marketing expenses increased to $2,036,000 for the first quarter of 1997 from $29,000 for the same period last year. The Company is increasing its marketing efforts in promoting the residential and small business telecommunications product lines to retail markets and to the regional Bell operating companies and other telephone operating companies with whom the Company generates its product, lease and service revenues. In the first quarter of 1997, selling and marketing expenses were related primarily to the development of innovative marketing programs, paying salaries and commissions to the Company's sales force and working with telemarketers and other third party vendors to sell telecommunications products.

Research and Development

     Research and development costs were $2,083,000 in the first quarter of 1997 as compared to $559,000 for the same period in 1996. The increase of $1,524,000 was largely attributable to developing, designing and testing new telecommunications products and the Company's home banking connectivity products and support services and the Company's next generation smart telephone and its associated interactive services. The Company has been actively engaged in research and development since its inception and expects that these activities will be essential to the operations of the Company in the future. The Company also expects research and development costs to increase during the remainder of 1997.

Goodwill Amortization

     The Company incurred $770,000 in goodwill amortization as a result of the Company's acquisition of Braun Simmons and merger with Colonial Data in September and November 1996, respectively. With respect to goodwill from these transactions, goodwill is amortized on a straight-line basis over seven years for the acquisition of Braun Simmons or fifteen years for the merger with Colonial Data.

Other Income

     Other income was $439,000 for the first quarter of 1997 compared to $45,000 for the same period in the prior year. Interest income, net was $439,000 for the first quarter of 1997 compared to $359,000 for the first quarter of 1996. The increase of $80,000 was due to increased cash, equivalents and short-term investment balances for the first quarter of 1997 compared to the first quarter of 1996, primarily related to the merger with Colonial Data which provided additional cash, equivalent and short-term investment balances. The Company incurred minimal interest expense in the first quarter of 1997 and 1996. During the first quarter of 1996, the Company incurred a loss of $426,000 in its proportionate share of Home Financial Network, Inc. and recognized other income from the sale of assets of $112,000.

Weighted Average Outstanding Shares and Net Income (Loss) Per Common Share

     The primary and fully diluted weighted average shares increased to 32,223,000 for the first quarter of 1997 compared to 15,783,000 for the first quarter of 1996. The increase resulted primarily from shares issued in connection with the acquisition of Braun, Simmons & Co. and the merger with Colonial Data in September and November 1996, respectively. As a result of the foregoing, net income (loss) per common share was $0.01 for the first quarter of 1997 compared to $(0.13) for the first quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 1997, the Company's cash, equivalents and short-term investments decreased by $10,560,000 resulting from the payment of outstanding liabilities at year-end and the financing of certain accounts receivable. At March 31, 1997, the Company had $28,502,000 in cash, equivalents and short-term investments that were invested in financial instruments that are diversified among high credit quality securities. The investments are reported at cost, which approximates market value, and are classified as short-term investments and cash equivalents. Additionally, at March 31, 1997, the Company had working capital of $66,368,000 with no long-term debt. The Company's total assets exceeded total liabilities by $124,483,000.

     During the first quarter of 1997, cash used in operating activities was $8,399,000 compared to $2,704,000 in the same period in 1996. This increase was primarily related to financing an increase in accounts receivable of $9,296,000 and funding payments from accounts payable and accrued expenses of $4,465,000, offset in part by decreases in inventories and prepaid expenses aggregating $2,545,000.

     Investing activities provided $2,351,000 during the first quarter of 1997 compared to using $206,000 in the same period in 1996. Cash provided by investing activities was primarily contributed by the sale of short-term investments offset in part by the purchase of certain property and equipment, primarily to support an upgrade for the Company's internal networks.

     Financing activities used $2,000,000 in the first quarter of 1997 compared to providing $517,000 in the same period in 1996. This change resulted from the repayment of short-term borrowings from December 31, 1996 offset by proceeds received from the issuance of common stock during the first quarter of 1996.

     The Company's primary needs for cash in the future are for investments in product development, working capital, the financing of operations, strategic ventures, potential acquisitions, capital expenditures and the upgrade of the Company's systems and operations. In order to meet the Company's needs for cash throughout the year, the Company will utilize cash, short-term investments and may utilize, to the extent available, funds generated from operations in the second half of 1997.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, uncertainty as to future financial results, developing marketplace, fluctuations in operating results, reliance on Caller ID revenues, concentration of distribution of products and services, InteliData common stock owned by WorldCorp, technological considerations, dependence on foreign production, restrictions from the Company's agreements with Visa, importance of strategic alliances, competition, relationship with Visa, dependence on key employees, regulation, volatility of stock price, limited proprietary protection, limited sources of supply and and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 1996. These risks could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act.

PART II:   OTHER INFORMATION
----------------------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

(a)  Exhibits
     --------

     None


(b)  Reports on Form 8-K
     -------------------

     None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             INTELIDATA TECHNOLOGIES CORPORATION




                             By: __________________________________________
                                 John C. Backus
                                 President and Chief Executive Officer




                             By: __________________________________________
                                 John W. Hillyard
                                 Vice President and Chief Financial Officer