Form 10-Q/A
period 1997-03-31
INTELIDATA TECHNOLOGIES CORP
filed 1997-05-14
CIK 1021810

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549
                             ----------------------


                               Amendment No. 1 to
                                    FORM 10-Q


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


                             INTELIDATA TECHNOLOGIES CORPORATION




                             By: /s/John C. Backus
                                 ------------------------------------------
                                 John C. Backus
                                 President and Chief Executive Officer




                             By: /s/John W. Hillyard
                                 ------------------------------------------
                                 John W. Hillyard
                                 Vice President and Chief Financial Officer