Form 10-Q
period 1997-06-30
INTELIDATA TECHNOLOGIES CORP
filed 1997-08-13
CIK 1021810

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



 For the Quarter ended: June 30, 1997          Commission File Number 000-21685



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

The number of shares of the registrant's Common Stock outstanding on June 30, 1997 was 31,844,527.



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

                  Condensed Consolidated Balance Sheets
                  June 30, 1997 and December 31, 1996 ........................ 3

                  Condensed Consolidated Statements of Operations
                  Three and Six Months Ended June 30, 1997 and 1996 ........   4

                  Condensed Consolidated Statement of Stockholders' Equity
                  Six Months Ended June 30, 1997 ...........................   5

                  Condensed Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1997 and 1996 ..................   6

                  Notes to Condensed Consolidated Financial Statements .....   7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ................................  10


PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K .........................  18



SIGNATURES..................................................................  19

PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1:  FINANCIAL STATEMENTS
-----------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                        (in thousands, except share data)
                                                                                   1997           1996
                                                                                -----------    -----------
                                                                                (unaudited)
ASSETS
 CURRENT ASSETS
     Cash and cash equivalents                                                  $    12,842    $    26,644
     Short-term investments                                                          11,412         12,418
     Accounts receivable, net of reserves of
         $1,323 in 1997 and $1,788 in 1996                                           18,813         12,925
     Inventories                                                                     30,646         28,420
     Prepaid expenses and other current assets                                        1,610          2,582
                                                                                -----------    -----------

         Total current assets                                                        75,323         82,989
                                                                                -----------    -----------

 NONCURRENT ASSETS
     Costs in excess of net assets acquired                                          48,477         50,061
     Property, plant and equipment, net                                               7,076          9,143
     Investments                                                                      2,120            253
     Other assets                                                                     1,249          1,300
                                                                                -----------    -----------
 TOTAL ASSETS                                                                   $   134,245    $   143,746
                                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
     Accounts payable                                                           $     4,892    $     4,684
     Accrued expenses and other liabilities                                           7,578         12,773
     Short-term borrowings                                                               --          2,000
                                                                                -----------    -----------

TOTAL LIABILITIES                                                                    12,470         19,457
                                                                                -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares
  issued and outstanding                                                                 --             --
Common stock, $0.001 par value; authorized 60,000,000 shares; issued and
  outstanding 31,844,527 shares in 1997 and 31,816,693 shares in 1996                    32             32
Additional paid-in capital                                                          243,857        243,757
Receivable from sale of stock                                                        (2,456)        (2,456)
Deferred compensation                                                                   (75)          (133)
Accumulated deficit                                                                (119,583)      (116,911)
                                                                                -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                                                          121,775        124,289
                                                                                -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   134,245    $   143,746
                                                                                ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                (in thousands, except per share data; unaudited)

                                                               Three months ended                   Six months ended
                                                                    June 30,                            June 30,
                                                          ----------------------------        ---------------------------
                                                              1997             1996               1997            1996
                                                          -----------      -----------        -----------     -----------
REVENUES
     Consumer telecommunications                          $    15,784      $        69        $    36,192     $       846
     Electronic commerce                                        1,063              479              2,211           1,028
     Interactive services                                          16               --                 24              --
                                                          -----------      -----------        -----------     -----------

         Total revenues                                        16,863              548             38,427           1,874
                                                          -----------      -----------        -----------     -----------

COST OF REVENUES
     Consumer telecommunications                               11,598               81             24,625             693
     Electronic commerce                                          707              261              1,502             579
     Interactive services                                          14               --                 20              --
                                                          -----------      -----------        -----------     -----------

         Total cost of revenues                                12,319              342             26,147           1,272
                                                          -----------      -----------        -----------     -----------

         Gross profit                                           4,544              206             12,280             602

OPERATING EXPENSES
     General and administrative                                 2,496            2,681              5,594           4,522
     Selling and marketing                                      3,774               54              5,810              83
     Research and development                                   2,501              616              4,584           1,175
     Goodwill amortization                                        903               --              1,673              --
                                                          -----------      -----------        -----------     -----------

         Total operating expenses                               9,674            3,351             17,661           5,780
                                                          -----------      -----------        -----------     -----------

         Operating loss                                        (5,130)          (3,145)            (5,381)         (5,178)
                                                          -----------      -----------        -----------     -----------

OTHER INCOME (EXPENSE)
     Interest, net                                                446              333                885             693
     Equity in affiliate                                        1,867             (468)             1,867            (894)
     Other, net                                                    --               74                 --             185
                                                          -----------      -----------        -----------     -----------

         Total other income (expense)                           2,313              (61)             2,752             (16)
                                                          -----------      -----------        -----------     -----------

Loss before income taxes                                       (2,817)          (3,206)            (2,629)         (5,194)
     Income taxes                                                  20               --                 43              --
                                                          -----------      -----------        -----------     -----------

Net loss                                                  $    (2,837)     $    (3,206)       $    (2,672)    $    (5,194)
                                                          ===========      ===========        ===========     ===========

Net loss per common share                                 $     (0.09)     $     (0.20)       $     (0.08)    $     (0.33)
                                                          ===========      ===========        ===========     ===========

Weighted average outstanding shares                            31,819           15,882             31,818          15,833
                                                          ===========      ===========        ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1997
                            (in thousands; unaudited)

                                            Common Stock       Additional   Receivable
                                         ------------------     paid-in      from sale      Deferred      Accumulated
                                         Shares     Amount      capital      of stock     Compensation      Deficit        Total
                                         ------   ---------    ----------   ----------    ------------    -----------   ----------
Balance at December 31, 1996             31,817   $      32    $ 243,757     $ (2,456)      $ (133)       $ (116,911)   $  124,289
  Issuance of common stock upon
   exercise of stock options                  5          --            5           --           --                --             5
  Issuance of common stock related
   to employee stock purchase plan           23          --           95           --           --                --            95
  Compensation expense                       --          --           --           --           58                --            58
  Net loss                                   --          --           --           --           --            (2,672)       (2,672)
                                         ------   ---------    ---------     ---------      -------       -----------   ----------
Balance at June 30, 1997                 31,845   $      32    $ 243,857     $ (2,456)      $  (75)       $ (119,583)   $  121,775
                                         ======   =========    =========     =========      =======       ===========   ==========


























     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                            (in thousands; unaudited)

                                                                                   1997           1996
                                                                                -----------    -----------
Cash flows from operating activities
Net loss                                                                        $    (2,672)   $    (5,194)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization                                                      3,972            203
   Equity in affiliate                                                               (1,867)           894
   Restructuring credit                                                              (1,167)            --
   Other noncash activities                                                              23            (67)
   Changes in certain assets and liabilities, net of effects of noncash transactions:
       Accounts receivable                                                           (5,888)           512
       Inventories                                                                   (2,226)            88
       Prepaid expenses and other current assets                                        972           (439)
       Other assets                                                                      51            163
       Accounts payable                                                                 208           (498)
       Accrued expenses and other liabilities                                        (4,028)          (169)
                                                                                -----------    -----------
                 Net cash used in operating activities                              (12,622)        (4,507)
                                                                                -----------    -----------

Cash flows from investing activities
       Net activity of short-term investments and restricted cash                     1,006         (3,500)
       Purchases of property and equipment                                             (286)        (1,021)
       Proceeds from sale of property and equipment                                      --            344
                                                                                -----------    -----------
                 Net cash provided by (used in) investing activities                    720         (4,177)
                                                                                -----------    -----------

Cash flows from financing activities
       Payment of short-term borrowings                                              (2,000)            --
       Proceeds from issuance of common stock                                           100            684
                                                                                -----------    -----------
                 Net cash provided by (used in) financing activities                 (1,900)           684
                                                                                -----------    -----------

                 Decrease in cash and cash equivalents                              (13,802)        (8,000)

Cash and cash equivalents, beginning of period                                       26,644         25,120
                                                                                -----------    -----------

Cash and cash equivalents, end of period                                        $    12,842    $    17,120
                                                                                ===========    ===========








     See accompanying notes to condensed consolidated financial statements.

               INTELIDATA TECHNOLOGIES CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)      Basis of Presentation

                  The condensed consolidated balance sheet as of June 30, 1997, and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 1997 and 1996 presented in this Form 10-Q represent the results of InteliData Technologies Corporation for 1997 and the historical results of US Order, Inc. ("US Order") for 1996. On November 7, 1996, US Order and Colonial Data Technologies Corp. ("Colonial Data") merged with and into InteliData Technologies Corporation ("InteliData" or the "Company").

                  The condensed consolidated balance sheet of InteliData as of June 30, 1997, and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 1997 and 1996, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year. Certain amounts have been reclassified to conform to the current year presentation.

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

(2)      New Accounting Standards

                  Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") was issued in February 1997 and is effective for financial statements issued after December 15, 1997. This statement establishes new standards for computing and presenting earnings per share ("EPS") and will require restatement of prior years' information. This statement simplifies the standards for computing EPS previously found in APB Opinion 15. It replaces the presentation of primary and fully diluted EPS with a presentation of basic EPS and diluted EPS, requires a dual presentation on the face of the financial statements, and requires a reconciliation of basic EPS to diluted EPS. The presentation of basic EPS and diluted EPS would have been the same as EPS actually reported for the respective periods.

                  Statement of Financial Accounting Standards No. 130, Reporting
         Comprehensive Income ("SFAS 130") was issued in June 1997 and is effective for financial statements issued after December 15, 1997. This statement establishes new standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Management has not yet determined the impact of SFAS 130 on future financial statement presentations.

                  Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") was issued in June 1997 and is effective for financial statements issued after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management has not yet determined the impact of SFAS 131 on future financial statement presentations.

(3)      Stock Options

                  On May 21, 1997, the Company offered employees participating in the Company's Stock Option Plans the opportunity to replace any remaining unvested stock options as of May 21, 1997 with an equal number of options at an exercise price of $6.00, which was above the closing market price on such date. The Company did not offer this opportunity to the Chairman of the Board or the President, but offered this opportunity to other key employees as an incentive. Approximately, 642,000 stock options with exercise prices ranging from $6.38 to $23.75 were replaced. The replacement options vest over three years from May 21, 1997 in equal annual increments.

(4)      Corporate Restructuring

                  In June 1997, the Company reduced its accrued liabilities by $1,167,000 for certain restructuring charges recognized in the fourth quarter of 1996. The Company's management has determined that certain liabilities associated with the facilities consolidations were no longer necessary and, accordingly, such accruals were reversed.

(5)      Equity in Affiliate

                  During the second quarter of 1997, the Company revalued its investment in Home Financial Network, Inc. ("HFN") by $1,867,000. The revaluation related to HFN selling shares of stock thereby reducing the Company's ownership percentage from 40% to 25%. This gain was recorded net of expected HFN operating losses accounted for on an equity basis.

(6)      Subsequent Events

                  On August 4, 1997, the Company provided notice to its joint venture partner, Blau Marketing Technologies, Inc. of its intention to terminate the parties' joint venture in Worldwide Telecom Partners, Inc. ("WTP") effective September 5, 1997 or such other date as may be necessary to wind-down WTP. The joint venture provides marketing services to the telecommunications industry. The Company's intention in providing notice to its joint venture partner is to bring marketing services in-house and reduce costs. The Company's management does not expect that costs associated with the termination of the joint venture will be material to the Company's financial statements.

                  In August 1997, the Board of Directors approved a stock repurchase program whereby the Company may repurchase up to 2,000,000 shares of its common stock from time to time on the open market.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

RESULTS OF OPERATIONS
---------------------

The following represents the results of operations for InteliData for the three and six months ended June 30, 1997 and 1996. Results for the three and six months ended June 30, 1997 represent the operations of InteliData; results for the three and six months ended June 30, 1996 were based on the stand alone operations of US Order, Inc., the predecessor corporation to InteliData. Consolidated total revenues and all categories of expenses are significantly greater in 1997 than 1996 because 1997 results include the operations of Colonial Data Technologies Corp. ("Colonial Data") and 1996 results do not include any of Colonial Data's operations.

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Revenues

         The Company's second quarter revenues were $16,863,000 in 1997 compared to $548,000 in 1996 an increase of $16,315,000. Revenues generated by the consumer telecommunications division were $15,784,000 during the second quarter of 1997. Consumer telecommunications division revenues are generated primarily from marketing and promotional campaigns for Caller ID units and services conducted by telephone operating companies and the Company. Contributing to the consumer telecommunications revenues were $13,132,000 from the sale of approximately 452,500 Caller ID adjuncts; 7,500 integrated telephones and 2,376 multi-line systems; $2,203,000 from customers within a US West Communications leasing program; and $449,000 in the telephone repair business.

         The electronic commerce division contributed $1,063,000 in revenues in the second quarter of 1997, a 122% increase over the same period in the prior year. The increase is primarily attributed to the expansion of the division's product sales and related services which aggregated $676,000 for the second quarter of 1997. Service fees revenues for the second quarter of 1997 were $387,000 compared to $479,000 for the same period in 1996, a decrease of $92,000. The Company's customer support revenues, which are remarketed by Visa InterActive to Visa member banks, decreased 12% and aggregated $295,000 for the second quarter of 1997, compared to $335,000 for the same period in the prior year. The decrease is attributed to a wind-down relating to the termination of the customer service agreement with Visa InterActive announced in the first quarter of 1997. The customer service agreement terminated effective July 31, 1997. The Company's decision to exit the customer service business was in a manner mutually agreed upon by the Company and Visa InterActive. During the first quarter of 1997, the Company ceased technical support services for Visa InterActive, and in the second quarter, the Company decreased its customer service support levels. Monthly service fees revenues decreased to $92,000 in 1997 from $140,000 for the same period in 1996. Monthly service fees revenues are from customers who use the Company's previous generation smart telephones and associated interactive applications, and the decrease was primarily due to the Company's continuing efforts to convert these customers to Visa member banks.

         The interactive services division recorded revenue of $16,000 during the second quarter of 1997 related to SmartTime(R) services that are offered to customers on a variety of small screen devices, primarily screen telephones.

Cost of Revenues

         The Company's second quarter cost of revenues increased to $12,319,000 for 1997 from $342,000 for the same period in 1996. The consumer telecommunications division contributed $11,598,000 of the total cost of revenues, consisting of $10,068,000 from the sale of Caller ID adjuncts, integrated telephones and multi-line system shipments; $1,220,000 from leasing activities and $310,000 from telephone repair services.

         The electronic commerce division reported cost of revenues aggregating $707,000 for the second quarter of 1997 or a 171% increase over the same period in the prior year. Cost of revenues from the electronic commerce division during the second quarter of 1997 consisted of $118,000 in software product sales, $250,000 in customer service expenses, and $339,000 in consulting and professional services including service cost of revenue related to generating monthly fee revenues.

         Overall gross profit margins decreased to 27% for the second quarter of 1997 from 38% for the second quarter of 1996. Gross profit margins for the consumer telecommunications, electronic commerce and interactive services divisions were 27%, 33% and 13%, respectively for the second quarter of 1997. The gross profit margin derived from the sale of Caller ID adjuncts, integrated telephones and multi-line systems was 23% for the second quarter of 1997. During the quarter, the Company experienced pricing pressures from competition in Caller ID adjuncts. The market for the Company's telecommunications products is highly competitive and is also subject to increased pressures resulting from rapid technological change and the emergence of new market entrants.
The Company's management expects such pricing pressures to continue in the future.

General and Administrative

         General and administrative expenses were $2,496,000 for the second quarter of 1997 as compared to $2,681,000 in the second quarter of 1996. Included in the general and administrative expenses was a reversal of $1,167,000 for certain restructuring charges recognized in the fourth quarter of 1996. The Company's management has determined that certain liabilities associated with facilities consolidations were no longer necessary and accordingly, such accruals were reversed in the second quarter of 1997. Exclusive of this restructuring charge, the increase of $982,000 was primarily the result of additional staff obtained through the merger with Colonial Data and the acquisition of Braun, Simmons & Co., Inc. ("Braun Simmons") in September 1996, and upgrading network systems and operations. Throughout the year, the Company expects to control general and administrative expenses and plans to continually assess its operations in managing the continued development of the Company's infrastructure.

Selling and Marketing

         Selling and marketing expenses increased to $3,774,000 for the second quarter of 1997 from $54,000 for the same period last year. The Company is increasing its marketing efforts in promoting its residential and small business telecommunications product lines to retail markets and to the regional Bell operating companies and other telephone operating companies with whom the Company generates its product, lease and service revenues. In the second quarter of 1997, selling and marketing expenses were related primarily to the development of innovative marketing programs, advertising through trade publications and trade shows, introducing the multi-line systems in the retail market, initiating a direct sales force, organizing direct mail campaigns for smart telephones, paying salaries and commissions to the Company's sales force and working with telemarketers and other third party vendors.

Research and Development

         Research and development costs were $2,501,000 in the second quarter of 1997 as compared to $616,000 for the same period in 1996. The increase of $1,885,000 was largely attributable to developing, designing and testing new telecommunications products and the Company's home banking connectivity products and support services and the Company's next generation smart telephone and its associated interactive services. The Company has been actively engaged in research and development since its inception and expects that these activities will be essential to the operations of the Company in the future. The Company expects research and development costs to remain consistent during the remainder of 1997.

Goodwill Amortization

         The Company incurred $903,000 in goodwill amortization as a result of the Company's acquisition of Braun Simmons and merger with Colonial Data in September and November 1996, respectively. With respect to goodwill from these transactions, goodwill is amortized on a straight-line basis over seven years for the acquisition of Braun Simmons and fifteen years for the merger with Colonial Data.

Other Income (Expense), Net

     Other income (expense), net was $2,313,000 for the second quarter of 1997 compared to $(61,000) for the same period in the prior year. Interest income, net was $446,000 for the second quarter of 1997 compared to $333,000 for the second quarter of 1996. The increase of $113,000 was due to increased cash, equivalents and short-term investment balances for the second quarter of 1997 compared to the second quarter of 1996, primarily related to the merger with Colonial Data which provided additional cash, equivalent and short-term investment balances. The Company incurred minimal interest expense in the second quarter of 1997 and 1996. During the second quarter of 1997, the Company revalued its investment in Home Financial Network, Inc. ("HFN") by $1,867,000. The revaluation related to HFN selling shares of stock thereby reducing the Company's ownership percentage from 40% to 25%. This gain was recorded net of expected

HFN operating losses accounted for on an equity basis. In 1996, the Company incurred a loss of $468,000 in its proportionate share of HFN and recognized other income from the sale of assets of $74,000.

Weighted Average Outstanding Shares and Net Loss Per Common Share

         The primary and fully diluted weighted average shares increased to 31,819,000 for the second quarter of 1997 compared to 15,882,000 for the second quarter of 1996. The increase resulted primarily from shares issued in connection with the acquisition of Braun, Simmons & Co. and the merger with Colonial Data in September and November 1996, respectively. As a result of the foregoing, net loss per common share was $(0.09) for the second quarter of 1997 compared to $(0.20) for the second quarter of 1996.


SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Revenues

     The Company's first six month revenues were $38,427,000 in 1997 compared to $1,874,000 in 1996, an increase of $36,553,000. Revenues generated by the consumer telecommunications division were $36,192,000 during the first six months of 1997. Consumer telecommunications division revenues are generated primarily from marketing and promotional campaigns for Caller ID units and services conducted by telephone operating companies and the Company. Contributing to the consumer telecommunications revenues were $29,823,000 from the sale of approximately 938,500 Caller ID adjuncts, 63,750 integrated telephones and 3,071 multi-line systems; $5,021,000 from customers within a US West Communications leasing program; and $1,348,000 in the telephone repair business.

         The electronic commerce division contributed $2,211,000 in revenues in the first six months of 1997, a 115% increase over the same period in the prior year. The increase is primarily attributed to the expansion of the division's product sales and related services which aggregated $1,312,000 for the first six months of 1997. Service fees revenues for the first six months of 1997 were $899,000 compared to $1,028,000 for the same period in 1996, a decrease of $129,000. The service fees revenues were generated primarily from customer support services and monthly service fees. The Company's customer support revenues, which are remarketed by Visa InterActive to Visa member banks, aggregated $751,000 for the first six months of 1997, compared to $716,000 for the same period in the prior year. Monthly service fees revenues decreased to $152,000 in 1997 from $304,000 for the same period in 1996. Monthly service fees revenues are from customers who use the Company's previous generation smart telephones and associated interactive applications, and the decrease was primarily due to the Company's continuing efforts to convert these customers to Visa member banks.

         The interactive services division recorded revenues of $24,000 for the first six months related to bill-pay subscriptions and SmartTime(R) services that are offered to customers on a variety of small screen devices, primarily screen telephones.

Cost of Revenues

         The Company's first six months cost of revenues increased to $26,147,000 for 1997 from $1,272,000 for the same period in 1996. The consumer telecommunications division contributed $24,625,000 of the total cost of revenues, consisting of $21,144,000 from the sale of Caller ID and small business product shipments; $2,666,000 from leasing activities and $815,000 from telephone repair services.

         The electronic commerce division reported cost of revenues aggregating $1,502,000 for the first six months of 1997 or a 159% increase over the same period in the prior year. Cost of revenues from the electronic commerce division during the first six months of 1997 consisted of $223,000 in software product sales, $590,000 in customer service expenses, and $689,000 in consulting and professional services including service cost of revenue related to generating monthly fee revenues.

         Overall gross profit margins remained consistent at 32% for the first six months of 1997 compared to the first six months of 1996. Gross profit margins for the consumer telecommunications, electronic commerce and interactive services divisions were 32%, 32% and 17%, respectively for the first six months of 1997. The gross profit margin derived from the sale of Caller ID and small business units was 29% for the first six months of 1997. During the quarter, the Company experienced pricing pressures from competition in Caller ID adjuncts. The market for the Company's telecommunications products is highly competitive and is also subject to increased pressures resulting from rapid technological change and the emergence of new market entrants. The Company's management expects such pricing pressures to continue in the future.

General and Administrative

         General and administrative expenses were $5,594,000 for the first six months of 1997 as compared to $4,522,000 in the first six months of 1996. Included in the general and administrative expenses was a reversal of $1,167,000 for certain restructuring charges recognized in the fourth quarter of 1996. The Company's management has determined that certain liabilities associated with facilities consolidations were no longer necessary and accordingly, such accruals were reversed in the first six months of 1997. Exclusive of this restructuring charge, the increase of $2,239,000 was primarily the result of additional staff obtained through the merger with Colonial Data and the acquisition of Braun Simmons, and upgrading network systems and operations. Throughout the year, the Company expects to control general and administrative expenses and plans to continually assess its operations in managing the continued development of the Company's infrastructure.

Selling and Marketing

     Selling and marketing expenses increased to $5,810,000 for the first six months of 1997 from $83,000 for the same period last year. The Company is increasing its marketing efforts in promoting its residential and small business telecommunications product lines to retail markets and to the regional Bell operating companies and other telephone operating companies with whom the Company generates its product, lease and service revenues. In the first six months of 1997, selling and marketing expenses were related primarily to the development of innovative marketing programs, advertising through trade publications and trade shows, introducing the multi-line systems in the retail market, initiating a direct sales force, organizing direct mail campaigns for smart telephones, paying salaries and commissions to the Company's sales force and working with telemarketers and other third party vendors.

Research and Development

         Research and development costs were $4,584,000 in the first six months of 1997 as compared to $1,175,000 for the same period in 1996. The increase of $3,409,000 was largely attributable to developing, designing and testing new telecommunications products and the Company's home banking connectivity products and support services and the Company's next generation smart telephone and its associated interactive services. The Company has been actively engaged in research and development since its inception and expects that these activities will be essential to the operations of the Company in the future. The Company expects research and development costs to remain consistent during the remainder of 1997.

Goodwill Amortization

         The Company incurred $1,673,000 in goodwill amortization as a result of the Company's acquisition of Braun Simmons and merger with Colonial Data in September and November 1996, respectively. With respect to goodwill from these transactions, goodwill is amortized on a straight-line basis over seven years for the acquisition of Braun Simmons and fifteen years for the merger with Colonial Data.

Other Income (Expense), Net

         Other income (expense), net was $2,752,000 for the first six months of 1997 compared to $(16,000) for the same period in the prior year. Interest income, net was $885,000 for the first six months of 1997 compared to $693,000 for the first six months of 1996. The increase of $192,000 was due to increased cash, equivalents and short-term investment balances for the first six months of 1997 compared to the first six months of 1996, primarily related to the merger with Colonial Data which provided additional cash, equivalent and short-term investment balances. The Company incurred minimal interest expense in the first six months of 1997 and 1996. During the second quarter of 1997, the Company revalued its investment in HFN by $1,867,000. The revaluation related to HFN selling shares of stock thereby reducing the Company's ownership percentage from 40% to 25%. This gain was recorded net of expected HFN operating losses accounted for on an equity basis. In the first half 1996, the Company incurred a loss of $894,000 in its proportionate share of HFN and recognized other income, primarily from the sale of assets of $185,000.

Weighted Average Outstanding Shares and Net Loss Per Common Share

         The primary and fully diluted weighted average shares increased to 31,818,000 for the first six months of 1997 compared to 15,833,000 for the first six months of 1996. The increase resulted primarily from shares issued in connection with the acquisition of Braun, Simmons & Co. and the merger with Colonial Data in September and November 1996, respectively. As a result of the foregoing, net loss per common share was $(0.08) for the first six months of 1997 compared to $(0.33) for the second half of 1996.


LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 1997, the Company's cash, equivalents and short-term investments decreased by $14,818,000 resulting from the payment of outstanding liabilities at year-end and the financing of certain accounts receivable balances and inventory purchases. At June 30, 1997, the Company had $24,254,000 in cash, equivalents and short-term investments that were invested in financial instruments that are diversified among high credit quality securities. The investments are reported at cost, which approximates market value, and are classified as short-term investments and cash equivalents. Additionally, at June 30, 1997, the Company had working capital of $62,853,000 with no long-term debt. The Company's total assets exceeded total liabilities by $121,775,000.

         During the first six months of 1997, cash used in operating activities was $12,622,000 compared to $4,507,000 in the same period in 1996. This increase was primarily related to financing an increase in accounts receivable of $5,888,000, inventories of $2,226,000 and funding net payments from accounts payable and accrued expenses of $3,820,000, offset in part by decreases in prepaid expenses and other assets aggregating $1,023,000.

         Investing activities provided $720,000 during the first six months of 1997 compared to using $4,177,000 in the same period in 1996. Cash provided by investing activities was primarily contributed by the sale of short-term investments offset in part by the purchase of certain property and equipment, primarily to support an upgrade for the Company's internal networks.

         Financing activities used $1,900,000 in the first six months of 1997 compared to providing $684,000 in the same period in 1996. Current year activities consisted of the repayment of short-term borrowings from December 31, 1996 in the amount of $2,000,000 offset by proceeds received from the issuance of common stock during the first six months of 1997. During the first six months of 1996, the Company received $684,000 from the issuance of common stock.

     The Company's primary needs for cash in the future are for investments in product development, working capital, the financing of operations, potential acquisitions, strategic ventures, capital expenditures and the upgrade of the Company's systems and operations. In addition, the Company may from time to time repurchase shares of its common stock on the open market. In order to meet the Company's needs for cash throughout the year, the Company will utilize cash, short-term investments and may utilize, to the extent available, funds generated from operations in the second half of 1997 through the collections of accounts receivable and sale of inventories.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, pricing pressure, product demand and market acceptance risks, timing of customer programs, uncertainty as to future financial results, developing marketplace, fluctuations in operating results, reliance on Caller ID revenues, concentration of products and services, InteliData common stock owned by WorldCorp, technological considerations, dependence on foreign production, dependence on key employees, regulation, volatility of stock price, limited proprietary protection, and limited sources of supply, manufacturing delays, the availability of key component parts, product obsolescence, inventory levels and valuations and other risks detailed from time to time in the Company's filings with  the  Securities  and  Exchange  Commission,  including  the  risk  factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 1996. These risks could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act.

PART II:  OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)   Exhibits
      --------

      None

(b)   Reports on Form 8-K
      -------------------

      None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                INTELIDATA TECHNOLOGIES CORPORATION



                                By:   /s/ John C. Backus
                                      ------------------------------------------
                                      John C. Backus
                                      President and Chief Executive Officer




                                By:   /s/ John W. Hillyard
                                      ------------------------------------------
                                      John W. Hillyard
                                      Vice President and Chief Financial Officer