Form 10-Q
period 1997-09-30
INTELIDATA TECHNOLOGIES CORP
filed 1997-11-13
CIK 1021810

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



For the Quarter ended: September 30, 1997       Commission File Number 000-21685



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

The number of shares of the registrant's Common Stock outstanding on October 31, 1997 was 31,163,027.



================================================================================

                       INTELIDATA TECHNOLOGIES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS




                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

         Item 1.  Unaudited Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets
                  September 30, 1997 and December 31, 1996.....................3

                  Condensed Consolidated Statements of Operations
                  Three and Nine Months Ended September 30, 1997 and 1996......4

                  Condensed Consolidated Statement of Changes in
                  Stockholders' Equity
                  Nine Months Ended September 30, 1997.........................5

                  Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1997 and 1996................6

                  Notes to Condensed Consolidated Financial Statements.........7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................10


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................20

         Item 6.  Exhibits and Reports on Form 8-K............................20


SIGNATURES....................................................................21

PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1:  FINANCIAL STATEMENTS
-----------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                        (in thousands, except share data)
                                                                                   1997           1996
                                                                                -----------    -----------
                                                                                (unaudited)
ASSETS
 CURRENT ASSETS
     Cash and cash equivalents                                                  $       305    $    26,644
     Short-term investments                                                          10,770         12,418
     Accounts receivable, net of reserves of
         $5,738 in 1997 and $1,788 in 1996                                           17,158         12,925
     Inventories                                                                     19,673         28,420
     Prepaid expenses and other current assets                                          396          2,582
                                                                                -----------    -----------
         Total current assets                                                        48,302         82,989

 NONCURRENT ASSETS
     Costs in excess of net assets acquired                                              --         50,061
     Property, plant and equipment, net                                               6,830          9,143
     Investments                                                                      1,267            253
     Other assets                                                                       309          1,300
                                                                                -----------    -----------
TOTAL ASSETS                                                                    $    56,708    $   143,746
                                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                                                           $     1,883    $     4,684
     Accrued expenses and other liabilities                                          10,507         12,773
     Short-term borrowings                                                            1,300          2,000
                                                                                -----------    -----------
TOTAL LIABILITIES                                                                    13,690         19,457

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares;
   no shares issued and outstanding                                                      --             --
Common stock, $0.001 par value; authorized 60,000,000 shares;
   issued 31,844,527 shares in 1997 and 31,816,693 shares in 1996;
   outstanding 31,163,027 shares in 1997 and 31,816,693 shares in 1996                   32             32
Additional paid-in capital                                                          243,857        243,757
Treasury stock, at cost, 681,500 shares                                              (2,064)            --
Receivable from sale of stock                                                            --         (2,456)
Deferred compensation                                                                   (46)          (133)
Accumulated deficit                                                                (198,761)      (116,911)
                                                                                -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                                           43,018        124,289
                                                                                -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    56,708    $   143,746
                                                                                ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                (in thousands, except per share data; unaudited)

                                             Three months ended            Nine months ended
                                                September 30,                September 30,
                                         --------------------------    --------------------------
                                            1997           1996           1997           1996
                                         -----------    -----------    -----------    -----------
REVENUES
     Telecommunications                  $    10,841    $       512    $    47,033    $     1,358
     Electronic commerce                         824            551          3,035          1,579
     Interactive services                         43             --             67             --
                                         -----------    -----------    -----------    -----------

         Total revenues                       11,708          1,063         50,135          2,937
                                         -----------    -----------    -----------    -----------

COST OF REVENUES
     Telecommunications                        9,018            573         33,643          1,266
     Electronic commerce                         500            130          2,002            709
     Interactive services                         40             --             60             --
                                         -----------    -----------    -----------    -----------

         Total cost of revenues                9,558            703         35,705          1,975
                                         -----------    -----------    -----------    -----------

         Gross profit                          2,150            360         14,430            962

OPERATING EXPENSES
     General and administrative                4,736          2,926         11,437          7,448
     Selling and marketing                     4,397            185         10,207            268
     Research and development                  2,751          5,700          7,335          6,875
     Unusual charges                          69,125             --         69,691             --
                                          ----------    -----------    -----------    -----------

         Total operating expenses             81,009          8,811         98,670         14,591
                                         -----------    -----------    -----------    -----------

         Operating loss                      (78,859)        (8,451)       (84,240)       (13,629)
                                         -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
     Interest, net                               299            306          1,184            998
     Equity in affiliate                        (600)          (537)         1,267         (1,431)
     Other                                        --            158             --            344
                                         -----------    -----------    -----------    -----------

         Total other income (expense)           (301)           (73)         2,451            (89)
                                         -----------    -----------    -----------    -----------

Loss before income taxes                     (79,160)        (8,524)       (81,789)       (13,718)
     Income taxes                                 18             --             61             --
                                         -----------    -----------    -----------    -----------

Net loss                                 $   (79,178)   $    (8,524)   $   (81,850)   $   (13,718)
                                         ===========    ===========    ===========    ===========

Net loss per common share                $     (2.51)   $     (0.53)   $     (2.58)   $     (0.86)
                                         ===========    ===========    ===========    ===========

Weighted average outstanding shares           31,497         16,044         31,711         15,903
                                         ===========    ===========    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                            (in thousands; unaudited)


                                    Common stock     Additional              Receivable
                                   ---------------    paid-in     Treasury   from sale      Deferred     Accumulated
                                   Shares   Amount    capital       Stock     of stock    Compensation     Deficit        Total
                                   ------   ------   ----------   --------   ----------   ------------   -----------    ---------
Balance at December 31, 1996       31,817   $   32   $  243,757   $      -   $   (2,456)      $   (133)  $  (116,911)   $ 124,289
  Issuance of common stock:
    Exercise of stock options           5        -            5          -            -              -             -            5
    Employee stock purchase plan       23        -           95          -            -              -             -           95
  Acquisition of treasury stock      (682)       -            -     (2,064)           -              -             -       (2,064)
  Unusual charges                       -        -            -          -        2,456              -             -        2,456
  Compensation expense                  -        -            -          -            -             87             -           87
  Net loss                              -        -            -          -            -              -       (81,850)     (81,850)
                                   ------   ------   ----------   --------   ----------       --------   -----------    ---------
Balance at September 30, 1997      31,163   $   32   $  243,857   $ (2,064)  $        -       $    (46)  $  (198,761)   $  43,018
                                   ======   ======   ==========   ========   ==========       ========   ===========    =========

















     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (in thousands; unaudited)

                                                                                   1997               1996
                                                                                -----------        -----------
Cash flows from operating activities
Net loss                                                                        $   (81,850)       $   (13,718)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization                                                      4,280                352
   Provision for bad debts                                                              550                 --
   Equity in affiliate                                                               (1,267)             1,431
Noncash unusual charges                                                              69,691                 --
   In-process research and development from acquired company                             --              4,914
   Deferred compensation and other noncash activities                                    87                114
   Changes in certain assets and liabilities, net of effects of noncash transactions:
       Accounts receivable                                                           (8,183)               222
       Inventories                                                                   (1,456)               (81)
       Prepaid expenses and other current assets                                      1,116               (132)
       Other assets                                                                     223               (802)
       Accounts payable                                                              (2,801)               (65)
       Accrued expenses and other liabilities                                        (4,762)               352
                                                                                -----------        -----------
             Net cash used in operating activities                                  (24,372)            (7,413)
                                                                                -----------        -----------

Cash flows from investing activities
       Net activity of short-term investments and restricted cash                     1,648             (1,013)
       Purchases of property and equipment                                             (951)            (1,702)
       Proceeds from sale of property and equipment                                      --                407
       Other investing activities                                                        --                (78)
                                                                                -----------        -----------
             Net cash provided by (used in) investing activities                        697             (2,386)
                                                                                -----------        -----------

Cash flows from financing activities
       Payment of short-term borrowings                                                (700)                --
       Payments to acquire treasury stock                                            (2,064)                --
       Proceeds from issuance of common stock                                           100              2,173
                                                                                -----------        -----------
             Net cash provided by (used in) financing activities                     (2,664)             2,173
                                                                                -----------        -----------

             Decrease in cash and cash equivalents                                  (26,339)            (7,626)

Cash and cash equivalents, beginning of period                                       26,644             25,120
                                                                                -----------        -----------

Cash and cash equivalents, end of period                                        $       305        $    17,494
                                                                                ===========        ===========





     See accompanying notes to condensed consolidated financial statements.

               INTELIDATA TECHNOLOGIES CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)      Basis of Presentation

                  The condensed consolidated balance sheet as of September 30, 1997, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996 presented in this Form 10-Q represent the results of InteliData Technologies Corporation for 1997 and the historical results of US Order, Inc. ("US Order") for 1996. On November 7, 1996, US Order and Colonial Data Technologies Corp.
         ("Colonial Data") merged with and into InteliData Technologies Corporation ("InteliData" or the "Company").

                  The condensed consolidated balance sheet of InteliData as of September 30, 1997, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year. Certain amounts have been reclassified to conform to the current year presentation.

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

                  Statement of Financial Accounting Standards No. 130, Reporting
         Comprehensive Income ("SFAS 130") was issued in June 1997 and is effective for financial statements issued after December 15, 1997. The statement establishes new standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Management has not yet determined the impact of SFAS 130 on future financial statement presentations.

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

 (3)     Investment in Joint Venture

                  As previously disclosed, on August 4, 1997, the Company provided notice to its joint venture partner, Blau Marketing Technologies, Inc. ("BMT") of its intention to terminate the parties' joint venture in Worldwide Telecom Partners, Inc. ("WTP") effective September 5, 1997. The joint venture provided telecommunications products combined with marketing services to the telecommunications industry. As of September 30, 1997, the Company wrote-off its investment in the joint venture and provided for certain reserves for accounts receivable due from the joint venture.

                  The Company's subsidiary filed suit in September 1997 against WTP, BMT and Barry Blau in Connecticut Superior Court seeking payment by WTP of past due accounts receivable in the amount of approximately $11.0 million and making certain other claims including breach of contract. BMT filed a separate suit against the Company and its subsidiary, WTP and John C. Backus on October 31, 1997 alleging breach of contract and making certain other claims and seeking damages in excess of $15,000. The Company believes that its claims and defenses in the above-described actions are meritorious and intends to vigorously pursue its remedies.

(4)      Unusual Charges

                  During the third quarter of 1997 the Company announced a strategic repositioning of the Company's telecommunications division based on recent events in its marketplace. In connection with this repositioning and corporate restructuring, the Company's management evaluated its financial position and determined that it would be appropriate to charge to operations the remaining intangible assets due to impairment, adjust inventory carrying amounts to the lower of cost or market, and reflect certain restructuring charges, including charges for separation agreements with employees and charges associated with the termination of a joint venture agreement. Additionally, the Company adjusted the carrying value of a receivable from the sale of stock for an advertising credit based on the Company's expected use of the credit. Such third quarter 1997 charges aggregated $49,246,000 for the impairment of intangible assets;
         $11,333,000   for   inventories   and   commitments;   $2,437,000  for
         restructuring charges and separation agreements; $3,653,000 for assets relating to the joint venture; and $2,456,000 for impairment of the advertising credits. The impairment was based on the excess of the carrying value of the assets over the assets' fair values. The fair value of the assets were generally determined as the estimates of future cash flows generated by the assets.

(5)      Stock Options

                  In order to motivate and retain employees, on May 21, 1997, the Company offered employees, except for the Chairman of the Board and the Chief Executive Officer, participating in the Company's Stock Option Plans the opportunity to replace any remaining unvested stock options as of May 21, 1997 with an equal number of options at an exercise price of $6.00, which was above the closing market price on such date. Approximately, 642,000 stock options with exercise prices ranging from $6.38 to $23.75 were replaced. The replacement options vest over three years from May 21, 1997 in equal annual increments.

(6)      Stock Repurchase Program

                  On August 12, 1997, the Company announced that its board of directors authorized a stock repurchase program whereby the Company is authorized to repurchase from time to time up to two million shares of the Company's common stock from the open market. As of September 30, 1997, the Company had paid $2,064,000 to repurchase 681,500 shares of its common stock.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

RESULTS OF OPERATIONS
---------------------

The following represents the results of operations for InteliData for the three and nine months ended September 30, 1997 and 1996. Results for the three and nine months ended September 30, 1997 represent the operations of InteliData; results for the three and nine months ended September 30, 1996 were based on the stand alone operations of US Order, Inc., the predecessor corporation to InteliData.

During the third quarter of 1997 the Company announced a strategic repositioning of the Company's telecommunications division based on recent events in its marketplace. In connection with this repositioning and corporate restructuring, the Company's management evaluated its financial position and determined that it would be appropriate to charge to operations the remaining intangible assets due to impairment, adjust inventory carrying amounts to the lower of cost or market, and reflect certain restructuring charges, including charges for separation agreements with employees and charges associated with the termination of a joint venture agreement. Additionally, the Company adjusted the carrying value of a receivable from the sale of stock for an advertising credit based on its expected use of the credit. The impairment was based on the excess of the carrying value of the assets over the assets' fair values. The fair value of the assets were generally determined as the estimates of future cash flows generated by the assets.

On August 1, 1994, the Company entered into an Acquisition Agreement with Visa International Services Association ("Visa"), pursuant to which the Company sold its electronic banking and bill payment operations to Visa for approximately $15 million, the assumption of certain liabilities and the right to receive certain royalties during a 72-month period commencing January 1, 1995 (the "Acquisition Agreement"). Visa subsequently licensed certain of its rights under the
Acquisition Agreement to Visa InterActive. In connection with Integrion Financial Network, LLC's ("Integrion") acquisition of substantially all of the assets of Visa InterActive, including Visa InterActive's license to Integrion to use the Bill-Pay System, effective September 30, 1997, the Company entered into a Settlement Agreement with Visa and Visa InterActive whereby the Company received $5 million as a non-refundable prepayment for any royalty payments otherwise owed to the Company from Visa's domestic licensees, including Integrion, until August 22, 1999. Thereafter, and until the expiration of the Acquisition Agreement on December 31, 2000, the Company shall receive all royalty payments otherwise due to the Company from Visa's domestic licensees, including Integrion, as otherwise provided in the Acquisition Agreement. In addition, the Company is entitled to receive royalty payments from international licensees to whom Visa may license the Bill-Pay System, through December 31, 2000. The Company intends to recognize the revenue from the prepaid royalties ratably through the third quarter of 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues

         The Company's third quarter revenues were $11,708,000 in 1997 compared to $1,063,000 in 1996 an increase of $10,645,000. Revenues generated by the telecommunications division were $10,841,000 during the third quarter of 1997. Telecommunications division revenues are generated primarily from marketing and promotional campaigns for Caller ID units and services conducted by telephone operating companies and the Company. Contributing to the telecommunications revenues were $8,417,000 from the sale of approximately 257,000 Caller ID adjuncts; 1,987 integrated telephones and 2,227 multi-line systems; $1,987,000 from customers within a Caller ID leasing program; and $437,000 in the telephone repair business. Telecommunications revenues for the fourth quarter are expected to be in line with the Company's performance in the third quarter.

         The electronic commerce division contributed $824,000 in revenues in the third quarter of 1997, a 50% increase over the same period in the prior year. The increase is primarily attributed to the expansion of the division's software sales and related services which aggregated $588,000 for the third quarter of 1997. Software revenues were $274,000 for the third quarter of 1997 compared to $0 for the third quarter of 1996. Service fee revenues for the third quarter of 1997 were $236,000 compared to $551,000 for the same period in 1996, a decrease of $315,000. The decrease is predominantly related to a decrease in the Company's customer support revenues, which are remarketed by Visa InterActive to Visa member banks, which aggregated $155,000 for the third quarter of 1997 compared to $422,000 for the same period one year ago. This decrease is a result of a wind-down relating to the Company's termination of the customer service agreement with Visa InterActive announced in the first quarter of 1997. The customer service agreement terminated effective July 31, 1997. Monthly service fees revenues decreased to $81,000 in 1997 from $140,000 for the same period in 1996. Monthly service fees revenues are from customers who use the Company's previous generation smart telephones and associated interactive applications, and the decrease was primarily due to the Company's continuing efforts to convert these customers to Visa member banks.

         The interactive services division recorded revenue of $43,000 during the third quarter of 1997 related to SmartTime(R) services that are available to customers on a variety of small screen devices, primarily screen telephones, as well as consulting service revenue.

Cost of Revenues

         The Company's third quarter cost of revenues increased to $9,558,000 for 1997 from $703,000 for the same period in 1996. The telecommunications division contributed $9,018,000 of the total cost of revenues, consisting of $7,437,000 from the sale of Caller ID adjuncts, integrated telephones and multi-line system shipments; $1,254,000 from leasing activities and $327,000 from telephone repair services.

         The electronic commerce division reported cost of revenues aggregating $500,000 for the third quarter of 1997 or a 284% increase over the same period in the prior year. Cost of revenues from the electronic commerce division during the third quarter of 1997 consisted of consulting and professional services including service cost of revenue related to generating monthly fee revenues.

         The interactive services division recorded cost of revenues of $40,000 during the third quarter of 1997. The Company expects that because of certain fixed fees and expenses associated with providing interactive services, the cost of revenues for this division will remain high as a percentage of revenues.

         Overall gross profit margins decreased to 18% for the third quarter of 1997 from 34% for the third quarter of 1996. Gross profit margins for the telecommunications, electronic commerce and interactive services divisions were 17%, 39% and 7%, respectively for the third quarter of 1997. The gross profit margin derived from the sale of Caller ID adjuncts, integrated telephones and multi-line systems was 12% for the third quarter of 1997. Primarily, Caller ID adjunct sales contributed to the low margin associated with the telecommunications product sales as the Company sold certain adjuncts at prices below original cost. Accordingly, the Company incurred a charge in the third quarter to write down its inventories. During the quarter, the Company experienced severe pricing pressures from competition in Caller ID adjuncts. The market for the Company's telecommunications products is highly competitive and is also subject to increased pressures resulting from rapid technological change and the emergence of new market entrants. The Company's management expects such pricing pressures for its telecommunications products to continue in the future and accordingly, the Company is reviewing various outsourcing arrangements for products. See Unusual Charges.

General and Administrative

         General and administrative expenses were $4,736,000 for the third quarter of 1997 as compared to $2,926,000 in the third quarter of 1996, an increase of 62% over the same period last year. The increase of $1,810,000 was primarily the result of additional staff obtained through the merger with Colonial Data and the acquisition of Braun, Simmons & Co., Inc. ("Braun Simmons") in September 1996, and upgrading network systems and operations and specific increases in legal fees primarily for the defense of a patent infringement lawsuit in the amount of $532,000 (with summary judgment on the infringement claims entered on October 23, 1997 in favor of the Company by the United States District Judge) and an increase in the Company's provision for bad debts in the amount of $963,000. Throughout the remainder of the year, the Company expects to control general and administrative expenses and plans to continually assess its operations in managing the continued development of the Company's infrastructure.

Selling and Marketing

         Selling and marketing expenses increased to $4,397,000 for the third quarter of 1997 from $185,000 for the same period last year. The Company is increasing its marketing efforts in promoting its residential and small business telecommunications product lines to retail markets and to the regional Bell operating companies and other telephone operating companies with whom the Company generates product, lease and service revenues. In the third quarter of 1997, selling and marketing expenses were related primarily to the support of the Company's telecommunications division customer service department, development of innovative marketing programs, advertising through trade publications and trade shows, introduction of the multi-line systems in the retail market, supporting payroll for the Company's sales force and working with third party vendors to sell telecommunications products. The Company expects selling and marketing expenses to fluctuate widely in future reporting periods based on the timing of marketing campaigns and the support of retail sales.

         Selling and marketing expenses associated with the electronic commerce division and interactive services divisions aggregated $564,000 and $230,000, respectively for the three months ended September 30, 1997. The Company regularly markets and promotes the Company's home banking connectivity products to financial institutions and interactive services products to telephone and paging companies and other distribution channels.

Research and Development

         Research and development costs were $2,751,000 in the third quarter of 1997 as compared to $5,700,000 for the same period in 1996. The decrease of $2,949,000 was largely attributable to the recognition of in-process research and development expenses of $4,914,000 associated with the acquisition of Braun Simmons in 1996. Exclusive of the in-process research and development charge in 1996, the Company increased research and development expenses by $1,965,000 primarily relating to the developing, designing and testing of new telecommunications products, and the Company's home banking connectivity products and, the Company's two-line smart telephone and its associated interactive services. The Company has been actively engaged in research and development since its inception and expects that these activities will be essential to the operations of the Company in the future. The Company expects research and development costs to remain consistent with the third quarter level during the remainder of 1997.

Unusual Charges

         Unusual charges aggregated $69,125,000 for the third quarter of 1997. The unusual charges are associated primarily with a strategic repositioning of the Company's telecommunications division based on recent events in its marketplace announced in the third quarter of 1997. In connection with this repositioning and corporate restructuring, the Company's management evaluated its financial position and determined that it would be appropriate to charge to operations the remaining intangible assets due to impairment, adjust inventory carrying amounts to the lower of cost or market, and reflect certain restructuring charges, including charges for separation agreements with employees and charges associated with the termination of a joint venture agreement. Additionally, the Company adjusted the carrying value of a receivable from the sale of stock for an advertising credit based on the Company's expected use of the credit. Such third quarter 1997 charges aggregated $49,246,000 for the impairment of intangible assets; $11,333,000 for inventories and commitments; $2,437,000 for restructuring charges and separation agreements; $3,653,000 for assets relating to the joint venture; and $2,456,000 for impairment of the advertising credits. The impairment was based on the excess of the carrying value of the assets over the assets' fair values. The fair value of the assets were generally determined as the estimates of future cash flows generated by the assets.

Other Income (Expense)

         Other income (expense) was $(301,000) for the third quarter of 1997 compared to $(73,000) for the same period in the prior year. Interest income, net was $299,000 for the third quarter of 1997 compared to $306,000 for the third quarter of 1996. The decrease of $7,000 was due to lower average balances for cash, equivalents and short-term investment balances for the third quarter of 1997 compared to the third quarter of 1996. The Company incurred minimal interest expense in the third quarter of 1997 and 1996. During the third quarter of 1997, the Company adjusted its investment in Home Financial Network, Inc. by $(600,000) based upon expected operations of this company and in 1996, the Company incurred a loss of $(537,000) in its proportionate share of Home Financial Network, Inc. and recognized other income from the sale of assets of $158,000.

Weighted Average Outstanding Shares and Net Loss Per Common Share

         The primary and fully diluted weighted average shares increased to 31,497,000 for the third quarter of 1997 compared to 16,044,000 for the third quarter of 1996. The increase resulted primarily from shares issued in connection with the acquisition of Braun, Simmons and the merger with Colonial Data in September and November 1996, respectively.

         As a result of the foregoing, net loss per common share was $(2.51) for the third quarter of 1997 compared to $(0.53) for the third quarter of 1996.


NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues

         The Company's first nine month revenues were $50,135,000 in 1997 compared to $2,937,000 in 1996 an increase of $47,198,000. Revenues generated by the telecommunications division were $47,033,000 during the first nine months of 1997. Telecommunications division revenues are generated primarily from marketing and promotional campaigns for Caller ID units and services conducted by telephone operating companies and the Company. Contributing to the telecommunications revenues were $38,240,000 from the sale of approximately 1,195,500 Caller ID adjuncts, 65,737 integrated telephones and 5,298 multi-line systems; $7,008,000 from customers within a US West Communications leasing program; and $1,785,000 in the telephone repair business.

         The electronic commerce division contributed $3,035,000 in revenues in the first nine months of 1997, a 92% increase over the same period in the prior year. The increase is primarily attributed to the expansion of the division's software sales and related services which aggregated $1,717,000 for the first nine months of 1997. Software revenues were $965,000 for the nine months ended September 30, 1997 compared to $133,000 for the nine months ended September 30, 1996. Service fee revenues for the first nine months of 1997 were $1,313,000 compared to $1,579,000 for the same period in 1996, a decrease of $266,000. The service fees revenues were generated primarily from customer support services and monthly service fees. The Company's customer support revenues, which are remarketed by Visa InterActive to Visa member banks, aggregated $1,043,000 for the first nine months of 1997, compared to $1,138,000 for the same period in the prior year. Monthly service fees revenues decreased to $270,000 in 1997 from $290,000 for the same period in 1996. Monthly service fees revenues are from customers who use the Company's previous generation smart telephones and associated interactive applications, and the decrease was primarily due to the Company's continuing efforts to convert these customers to Visa member banks.

         The interactive services division recorded revenues of $67,000 for the first nine months related to bill-pay subscriptions and SmartTime(R) services that are available to customers on a variety of small screen devices, primarily screen telephones, as well as consulting service revenue.

Cost of Revenues

         The Company's first nine months cost of revenues increased to $35,705,000 for 1997 from $1,975,000 for the same period in 1996. The telecommunications division contributed $33,643,000 of the total cost of revenues, consisting of $28,581,000 from the sale of Caller ID and multi-line product shipments; $3,920,000 from leasing activities and $1,142,000 from telephone repair services.

         The electronic commerce division reported cost of revenues aggregating $2,002,000 for the first nine months of 1997 or a 182% increase over the same period in the prior year. Cost of revenues from the electronic commerce division during the first nine months of 1997 consisted of software product sales, customer service expenses, and consulting and professional services including service cost of revenue related to generating monthly fee revenues.

         The interactive services division recorded cost of revenues of $60,000 during the first nine months of 1997. The Company expects that because of certain fixed fees and expenses associated with providing interactive services, the cost of revenues for this division will remain high as a percentage of revenues.

         Overall gross profit margins decreased to 27% for the first nine months of 1997 compared to 33% for the first nine months of 1996. Gross profit margins for the telecommunications, electronic commerce and interactive services divisions were 28%, 34% and 10%, respectively for the first nine months of 1997. The gross profit margin derived from the sale of Caller ID and multi-line products was 29% for the first nine months of 1997. During the third quarter of 1997, the Company experienced severe pricing pressures from competition in Caller ID adjuncts which contributed to a charge to write down certain inventories. The market for the Company's telecommunications products is highly competitive and is also subject to increased pressures resulting from rapid technological change and the emergence of new market entrants. The Company's management expects such pricing pressures to continue in the future and accordingly, the Company is reviewing various outsourcing arrangements for products. See Unusual Charges.

General and Administrative

         General and administrative expenses were $11,437,000 for the first nine months of 1997 as compared to $7,448,000 in the first nine months of 1996. The increase of $3,989,000 was primarily the result of additional staff obtained through the merger with Colonial Data and the acquisition of Braun Simmons and upgrading network systems and operations. Additionally, during the third quarter of 1997, the Company incurred specific increases in legal fees primarily for the defense of a patent infringement lawsuit in the amount of $532,000 (with summary judgment on the infringement claims entered on October 23, 1997 in favor of the Company by the United States District Judge) and an increase in the Company's provision for bad debts in the amount of $963,000. Throughout the year, the Company expects to control general and administrative expenses and plans to continually assess its operations in managing the continued development of the Company's infrastructure.

Selling and Marketing

         Selling and marketing expenses increased to $10,207,000 for the first nine months of 1997 from $268,000 for the same period last year. The Company is increasing its marketing efforts in promoting its residential and small business telecommunications product lines to retail markets and to the regional Bell operating companies and other telephone operating companies with whom the Company generates its telecommunications product, lease and service revenues. In the first nine months of 1997, selling and marketing expenses were related primarily to the support of the Company's customer service department, the development of innovative marketing programs, advertising through trade publications and trade shows, introducing the multi-line systems in the retail market, initiating a direct sales force, organizing direct mail campaigns for smart telephones, paying payroll for the Company's sales force and working with telemarketers and other third party vendors to sell telecommunications products.

         Selling and marketing expenses associated with the electronic commerce division and interactive services divisions aggregated $922,000 and $559,000, respectively for the nine months ended September 30, 1997. The Company regularly markets and promotes the Company's home banking connectivity products to financial institutions and interactive services products to telephone and paging companies and other distribution channels.

Research and Development

         Research and development costs were $7,335,000 in the first nine months of 1997 as compared to $6,875,000 for the same period in 1996. The increase of $460,000 was largely attributable to a recognition of in-process research and development expenses of $4,914,000 associated with the acquisition of Braun Simmons in the third quarter of 1996. Exclusive of the reclassification, research and development charges increased by $5,374,000 over the same period last year. This increase is attributed to developing, designing and testing new telecommunications products and the Company's home banking connectivity products and support services and the Company's next generation smart telephone and its associated interactive services. The Company has been actively engaged in research and development since its inception and expects that these activities will be essential to the operations of the Company in the future. The Company expects research and development costs to remain consistent during the remainder of 1997.

Unusual Charges

         Unusual charges aggregated $69,691,000 for the nine months ended September 30, 1997. The unusual charges relate primarily with a strategic repositioning of the Company's telecommunications division based on recent events in its marketplace announced in the third quarter of 1997. In connection with this repositioning and corporate restructuring, the Company's management evaluated its financial position and determined that it would be appropriate to charge to operations the remaining intangible assets due to impairment, adjust inventory carrying amounts to the lower of cost or market, and reflect certain restructuring charges, including charges for separation agreements with employees and charges associated with the termination of a joint venture agreement. Additionally, the Company adjusted the carrying value of a receivable from the sale of stock for an advertising credit based on the Company's expected use of the credit. Such third quarter 1997 charges aggregated $49,246,000 for the impairment of intangible assets; $11,333,000 for inventories and commitments; $2,437,000 for restructuring charges and separation agreements; $3,653,000 for assets relating to the joint venture; and $2,456,000 for impairment of the advertising credits. The impairment was based on the excess of the carrying value of the assets over the assets' fair values. The fair value of the assets were generally determined as the estimates of future cash flows generated by the assets.

Other Income (Expense)

         Other income (expense) was $2,451,000 for the first nine months of 1997 compared to $(89,000) for the same period in the prior year. Interest income, net was $1,184,000 for the first nine months of 1997 compared to $998,000 for the first nine months of 1996. The increase of $186,000 was due to increased cash, equivalents and short-term investment balances for the first nine months of 1997 compared to the first nine months of 1996, primarily related to the merger with Colonial Data which provided additional cash, equivalents and short-term investment balances. The Company incurred minimal interest expense in the first nine months of 1997 and 1996. The Company recorded its equity in its investment in Home Financial Network, Inc. of $1,267,000 and in the first nine months of 1996, the Company incurred a loss of $1,431,000 in its proportionate share of Home Financial Network, Inc. and recognized other income, primarily from the sale of assets of $344,000.

Weighted Average Outstanding Shares and Net Loss Per Common Share

         The primary and fully diluted weighted average shares increased to 31,711,000 for the first nine months of 1997 compared to 15,903,000 for the first nine months of 1996. The increase resulted primarily from shares issued in connection with the acquisition of Braun, Simmons and the merger with Colonial Data in September and November 1996, respectively.

         As a result of the foregoing, net loss per common share was $(2.58) for the first nine months of 1997 compared to $(0.86) for the third quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 1997, the Company's cash, equivalents and short-term investments decreased by $26,339,000 resulting from the payment of outstanding liabilities at December 31, 1996 and the financing of operations and certain accounts receivable balances. At September 30, 1997, the Company had $11,075,000 in cash, equivalents and short-term investments that were invested in financial instruments that are diversified among high credit quality securities. The investments are reported at cost, which approximates market value, and are classified as short-term investments and cash equivalents. Additionally, at September 30, 1997, the Company had working capital of $34,612,000 with no long-term debt. The Company's total assets exceeded total liabilities by $43,018,000.

         During the first nine months of 1997, cash used in operating activities was $24,372,000 compared to $7,413,000 in the same period in 1996. This increase was primarily related to funding operations, financing an increase in accounts receivable of $8,183,000, funding net payments from accounts payable and accrued expenses of $7,563,000, offset in part by decreases in inventories, prepaid expenses and other assets aggregating $3,762,000.

         Investing activities provided $697,000 during the first nine months of 1997 compared to using $2,386,000 in the same period in 1996. Cash provided by investing activities was primarily contributed by the sale of short-term investments offset in part by the purchase of certain property and equipment, primarily to support an upgrade for the Company's internal networks.

         Financing activities used $2,664,000 in the first nine months of 1997 compared to providing $2,173,000 in the same period in 1996. Current year activities consisted of the repurchasing of shares of the Company's common stock for $2,064,000, net changes in short-term borrowings from December 31, 1996 in the amount of $700,000 offset by proceeds received from the issuance of common stock during the first nine months of 1997. During the first nine months of 1996, the Company received $2,173,000 from the issuance of common stock.

         The Company's primary needs for cash in the future are for investments in product development, working capital, the financing of operations, strategic ventures, capital expenditures and the upgrade of the Company's systems and operations. In order to meet the Company's needs for cash throughout the year, the Company will utilize cash and short-term investments and may utilize, to the extent available, funds generated from operations through the remainder of 1997 through the collections of accounts receivable and sale of inventories.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the Company's ability to successfully implement its recently announced telecommunications business strategy, the effects of a down-sized workforce on its operations, the impact of competitive products, pricing pressure, product demand and market acceptance risks, timing of customer programs, reliance on key strategic alliances, the outcome of pending litigation, the ability to attract and retain key employees, manufacturing delays, outsourcing partners, the availability of key component parts, availability of cash for growth, product obsolescence, inventory levels and valuations, ability to reduce product costs, fluctuations in operating results, ability to continue funding operating losses, delays in development of highly complex products and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 1996. These risks could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act.

PART II: OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         The Company's subsidiary filed suit in September 1997 against Worldwide Telecom Partners, Inc. ("WTP"), Blau Marketing Technologies, Inc. ("BMT") and Barry Blau in Connecticut Superior Court seeking payment by WTP of past due accounts receivable in the amount of approximately $11.0 million and making certain other claims including breach of contract. WTP is a terminated joint venture which provided telecommunications products combined with marketing services to telcos. BMT filed a separate suit against the Company and its subsidiary, WTP and John C. Backus on October 31, 1997 alleging breach of contract and making certain other claims and seeking damages in excess of $15,000. The Company believes that its claims and defenses in the above-described actions are meritorious and intends to vigorously pursue its remedies.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits

         10.28 Employment Agreement dated August 11, 1997 between InteliData Technologies Corporation and John C. Backus, Jr.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 INTELIDATA TECHNOLOGIES CORPORATION



                                 By: /s/ John C. Backus
                                     ----------------------------------------
                                     John C. Backus
                                     President and Chief Executive Officer




                                 By: /s/ John W. Hillyard
                                     ----------------------------------------
                                     John W. Hillyard
                                     Vice President and Chief Financial Officer