Form 10-K
period 1997-12-31
INTELIDATA TECHNOLOGIES CORP
filed 1998-03-31
CIK 1021810

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                             ----------------------

For the fiscal year ended: DECEMBER 31, 1997    Commission File Number 000-21685

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

                     Common Stock par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X      No
                                         -----      -----

State by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 1, 1998, was approximately $65,142,000. In determining this figure, the Registrant has assumed that all of its directors and executive officers are affiliates. Such assumptions should not be deemed to be conclusive for any other purpose.

The number of shares of the registrant's Common Stock outstanding on March 1, 1998 was 31,170,949.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of InteliData Technologies Corporation's Proxy Statement for its 1998 Annual Stockholder Meeting, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Report.

================================================================================

                       INTELIDATA TECHNOLOGIES CORPORATION

                         1997 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
------
Item 1.    Business............................................................3

Item 2.    Properties.........................................................17

Item 3.    Legal Proceedings..................................................17

Item 4.    Submission of Matters to a Vote of Stockholders....................17


PART II
-------
Item 5.    Market for Registrant's Common Stock and Related
           Stockholder Matters................................................18

Item 6.    Selected Financial Data............................................19

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operation...............................................20

Item 8.    Financial Statements and Supplementary Data........................38

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................65


PART III
--------
Item 10.   Directors and Executive Officers of the Registrant.................66

Item 11.   Executive Compensation.............................................68

Item 12.   Security Ownership of Certain Beneficial Owners and Management.....68

Item 13.   Certain Relationships and Related Transactions.....................68


PART IV
-------
Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K...........................................................69

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

         Effective September 30, 1996, US Order acquired the business of Braun, Simmons & Co., an Ohio corporation ("Braun Simmons"), for approximately $7 million consisting of cash and US Order common stock (and including US Order transaction costs) pursuant to the merger of Braun Simmons into US Order (the "Braun Simmons Acquisition"). Braun Simmons was an information engineering firm specializing in the development of home banking and electronic commerce solutions for financial institutions. The acquisition expanded the Company's product line for both large and small financial institutions.

         The business of the Company consists of the businesses previously conducted by US Order, Colonial Data and Colonial Data's subsidiaries. The Company develops and markets products and services for the telecommunications, retail and financial services industries through its two primary business divisions: telecommunications and electronic commerce.

         The telecommunications division designs, develops and markets telecommunications products that support intelligent network services being developed and implemented by the regional Bell operating companies ("RBOCs") and other telephone companies ("telcos"). The Company has concentrated its product development and marketing efforts on products that support Caller ID and other emerging intelligent network services, including smart telephones which provide consumers call management features and the ability to access numerous network services and interactive applications via telephone. The Company currently offers a line of Caller ID adjunct units, smart telephones, small business telecommunications systems and high-end telecommunications equipment. The Company also repairs and refurbishes telecommunications products for commercial customers and provides other services that support the development and implementation of intelligent network services.

         The electronic commerce division develops and markets software products and implementation services to assist financial institutions in their home banking and electronic bill payment initiatives. The products are designed to assist consumers in accessing and transacting business with their banks and credit unions electronically, and to assist financial institutions in connecting to and transacting business with third party processors. The services focus on consulting and maintenance agreements that support the Company's products.

         In 1994, the Company sold its bill payment operations and technology (the "Visa Bill-Pay System") to Visa for cash and the right to future royalty payments which are based on the number of customers utilizing the Visa Bill-Pay System. In August 1997, Integrion Financial Network ("Integrion") acquired Visa InterActive, and certain rights in the Visa Bill-Pay System, from Visa. In October 1997, the Company surrendered the right to certain future royalty payments in exchange for $5,000,000 in cash from Visa. The cash payment is recorded as deferred revenue and is being recognized into electronic commerce revenues over a two year period.

         During the fourth quarter of 1997, the Company announced its intention to sell the interactive services division which was established to provide interactive applications for use on smart telephones and other small screen devices, such as alpha-numeric pagers, Personal Communication Systems ("PCS") devices and personal digital assistants ("PDAs"). The discontinued operations of the interactive services division are not considered to be material to the overall financial statements.

         The  Company's   principal  executive  offices  are  located  at  13100
Worldgate Drive, Suite 600, Herndon,  Virginia 20170 and its telephone number is
(703) 834-8500.


INDUSTRY BACKGROUND

         The Company maintains operations in two primary markets: telecommunications and electronic commerce.

Telecommunications

         The telecommunications division designs, develops and markets telecommunications products that support intelligent network services being developed and implemented by RBOCs and other telcos. Deregulation and technological advances have intensified competition among existing operators of telecommunication networks and encouraged the entrance of new service providers. In the United States, competition among RBOCs, other telcos and long distance carriers and new service providers that have entered the local and long distance markets, has increased and may increase further as a result of the Telecommunications Act of 1996 (the "Telecommunications Act") or industry consolidation. RBOCs and other telcos are responding to increasing competition by, among other things, introducing value-added, intelligent network services.

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

         One of the first intelligent network service offerings by RBOCs and telcos was Caller ID, a service that provides information about the incoming call, including the number and name of the caller and the time and date of the call, enabling that information to be displayed on a screen located on the telephone (an integrated telephone) or on a device located near the telephone, in the case of an adjunct unit. InteliData estimates that the current penetration rate of Caller ID service is approximately 25% of the total subscribers in those areas in the United States that have Caller ID capabilities.

         By deploying the ADSI protocol in the telecommunications network, RBOCs and other telcos will be able to offer additional intelligent network services and third-party interactive applications. ADSI-based services will include Caller ID on Call Waiting together with call disposition. By subscribing to Caller ID on Call Waiting with Disposition, a subscriber who receives a Call Waiting signal can look at the Caller ID display screen and see the name and number of the calling party before deciding whether to answer the call, send a prerecorded message telling the calling party to wait, forward the call to voice mail, conference both calls together or drop the line. Additional services which can be supported through ADSI include on-line directory assistance, e-mail, paging, news, weather, stock quotes and other information.

         The regulatory environment relating to the telecommunications industry is undergoing rapid and significant changes. The Telecommunications Act has effected basic changes in the telecommunications regulatory scheme. The intention of the Telecommunications Act is to enhance competition in all telecommunications markets and bring new packages, lower prices and increased innovation to telephone customers in the United States. The Federal Communications Commission ("FCC") issued its first major order under the Telecommunications Act in August, 1996 which constitutes the FCC's initial measures to implement sections of the Telecommunications Act relating to interconnection between carriers and the provision of access to unbundled services. However, portions of this order, most significantly its pricing provisions, have been successfully challenged in the U.S. Court of Appeals for the Eighth Circuit. The U.S. Supreme Court has agreed to review the Eighth Circuit's decision overturning those provisions. In December 1996, the FCC issued a Notice of Proposed Rulemaking which suggests rules concerning the implementation of the Telecommunications Act provisions relating to RBOC manufacture of telecommunications and customer premises equipment. Although the FCC has not yet implemented the regulations relating to those provisions, the proposed regulations would permit RBOCs to manufacture products that support Caller ID and other emerging intelligent network services subject to certain conditions. The U.S. District Court for the Northern District of Texas has declared the Telecommunications Act's manufacturing provisions, among others, unconstitutional. The decision has been stayed pending review by the U.S. Court of Appeals for the Fifth Circuit. The Company is unable to predict what effect, if any, the Telecommunications Act and the emerging regulatory scheme under the Telecommunications Act will have on Caller ID service or the Company's business generally.

Electronic Commerce

         The electronic commerce division provides software products and implementation services to financial institutions whose processes and systems are subject to regulatory approvals. Electronic commerce is a developing marketplace. Financial institutions are expanding their electronic home banking services to permit customers not only to review historical account information, but also to engage in transactions such as paying bills and transferring funds. The Company's future growth and profitability will depend, in part, upon consumer acceptance of electronic home banking.


PRODUCTS AND SERVICES

         The Company's business strategy is to develop products and services to meet the needs of its customers in the telecommunications and electronic commerce markets. The Company develops products and services for the RBOCs and other telcos, financial institutions and their customers. The Company strives to develop products with broad appeal that are easy-to-use, practical, inexpensive and built around common industry standards. The Company believes its electronic commerce products position the Company to offer support services which are expected to generate recurring monthly fee revenue.

Telecommunications

         Since introducing the first commercially available Caller ID unit in 1987, the Company has developed and marketed Caller ID products with increased functionality to meet the needs of its RBOC and other telco customers. A substantial majority of the Company's revenues are derived from the sale of its Caller ID products. The following represent the Company's telecommunications products and services:

   Entry Level Caller ID Adjunct Devices
   -------------------------------------

         The Company provides low-priced, entry level Caller ID devices primarily to support RBOC marketing and promotional campaigns in which a telco may give away or subsidize the purchase of a Caller ID adjunct device when a consumer subscribes for the service. The Company believes that RBOCs utilize lower-priced products to reduce or eliminate the initial consumer expenditure required to obtain the service and, as a result, may subsequently achieve higher penetration rates for Caller ID in selected markets. The Company's entry level Caller ID adjunct devices have suggested retail prices of $19.99 to $29.99.

   Full-Featured Caller ID Adjunct Devices
   ---------------------------------------

         The Company's full-featured products display all transmitted information before the incoming telephone call is answered and store this information in memory. Among the features available on the Company's full-featured products are memory capacity for up to 99 calls, a "blocked call"/"new call" light, a patented "Block the Blocker" feature, a bilingual display and a "message waiting alert" light that indicates to a network voice mail subscriber that a new voice mail message has been received. "Block the Blocker" is a feature that detects when call block is used by a caller, delivers a message to that caller that the Caller ID subscriber does not accept blocked calls and disconnects the call. The Company's full-featured Caller ID adjunct devices have suggested retail prices of $29.99 to $59.99.

   Caller ID on Call Waiting
   -------------------------

         Caller ID on Call Waiting allows a subscriber to combine both Caller ID and Call Waiting network services, to view the directory name and telephone number of an incoming call as the Call Waiting signal is delivered. The Company's Caller ID on Call Waiting adjunct device also allows a consumer to store approximately 85 names and numbers in memory. The Caller ID on Call Waiting adjunct device has a suggested retail price of $69.99.

   Call Manager
   ------------

         The Call Manager is a sophisticated Caller ID device that works with both single-data and multi-data message services. The Call Manager stores up to 75 of the most recent names and numbers called. The product incorporates a wide variety of telco provided network services, including Caller ID on Call Waiting with Disposition, into a compact adjunct. The Call Manager has a suggested retail price of $89.99.

   Smart Telephones
   ----------------

         The Company offers a line of smart telephones with integrated Caller ID, Caller ID on Call Waiting and preprogrammed keys to support intelligent network services. The Company's ADSI-Compatible smart telephone was designed and developed by the Company and is being marketed under the Intelifone(TM) brand name. The smart telephone incorporates a graphics display screen, magnetic card reader, alpha-numeric keypad, V.22 modem and a processor. It also supports Caller ID with Disposition, the integration of Caller ID on Call Waiting and a visual message waiting indicator. The Company's smart telephones have suggested retail prices of $99.99 to $199.99.

   Small Business Telecommunications Systems
   -----------------------------------------

         The Company, through one of its subsidiaries, distributes small business telecommunications systems and multi-line telephones. The small business telecommunications systems include analog and digital key systems that allow up to 128 individual telephone lines to be serviced from the same operating system. These small business systems are sold through independent dealers that install and service the products. The IPS telephone systems and multi-line telephones are also sold through retail stores. The Company markets its small business telecommunications systems to small businesses and small office/home office ("SOHO") consumers who are looking for an easy-to-install communications system at a reasonable price.

   Repair and Refurbishment
   ------------------------

         The Company has provided telephone repair and refurbishment services to telcos and certain telephone equipment manufacturers for a wide variety of telecommunications products, including corded and cordless telephones, key telephone business systems, cellular telephones and leased telephone products. During the year ended December 31, 1997, the Company's service customer base included Nitsuko America Corp., TIE/communications, Inc. ("TIE") and Motorola, Inc.

Electronic Commerce

         The Company's strategy in the electronic commerce market is to support financial institutions by providing products and services that help them deploy home banking to their customers. In addition, during the first half of 1997, the Company supported Visa InterActive and Visa member banks with products and services which facilitate bill payment and bill presentment. The Company's products and services are designed to provide financial institutions the capability to process banking transactions from multiple channels including personal computers, internet or telephone. The following represent the Company's electronic commerce products and services:

   Interpose(TM)  Financial Engine
   -------------------------------

         The Interpose Financial Engine is the heart of the Company's home banking software system. It runs on the financial institution's host computer system, providing real-time connectivity to remote delivery channels. Along with this critical host connection, Interpose provides robust customer profiling and control over system security. Its Advanced Financial Message Set gives banks the functionality to offer a complete range of online financial services.

   Interpose(TM) OFX Server
   ------------------------

         The Interpose OFX Server allows a financial institution to take advantage of the Open Financial Exchange ("OFX") standard to directly support customers who use Intuit Quicken(R), Microsoft Money(R), Home Financial Network's Home ATM(TM), and other OFX compliant client software. It supports synchronized information across all delivery channels, including personal computers, the internet and telephones.

   Interpose(TM) Bill Payment Warehouse
   ------------------------------------

         The Interpose Bill Payment Warehouse provides a software solution to financial institutions that automates bill payment processing while giving the financial institution the benefit of tracking payment activity and integrating delivery channels.

   MoneyClip(TM)
   -------------

         The MoneyClip smart card system allows financial institutions to offer a secure banking system based on smart cards with digital certificates. MoneyClip can turn almost any personal computer into a smart card reader, providing home banking security and building an infrastructure for stored value and internet commerce applications. The smart card contains a digital certificate that permits access to bank account information and transactions, letting users bank from any internet connected personal computer with a 3.5-inch disk drive.

   Product Support Services
   ------------------------

         The Company offers its clients consulting services to assist in implementation, training and customization on a time and materials basis and provides maintenance services and software upgrades pursuant to agreements which are typically renewable on an annual basis.

   Customer Support Services
   -------------------------

         The Company offered bank-branded turnkey customer service to financial institutions in support of its consumer access products. The Company's customer service operation was open seven days a week, 18 hours a day. If a bank chose the Company to provide customer service, the Company typically received a start-up fee from that bank and a per minute fee per customer. The Company discontinued its customer support services in the second quarter of 1997.


MARKETING AND DISTRIBUTION

         The Company sells its products and services to telephone operating companies, retailers and financial institutions in the United States. Revenues from Bell Atlantic, Worldwide Telecom and the US West lease base represented 19%, 19% and 14% of total revenues for the year ended December 31, 1997.

Telecommunications

         The Company markets its telecommunications products and services through 22 employees in its direct sales force and marketing department, and currently uses 14 independent sales representative firms. The Company's distribution strategy is to make its products available to potential end users through multiple distribution channels including: direct fulfillment arrangements, direct marketing, retailers and others as described below.

   Direct Fulfillment Arrangements
   -------------------------------

         The Company sells telecommunications products to RBOC subscribers and other telco subscribers through direct fulfillment arrangements with Ameritech Corporation ("Ameritech"), Bell Atlantic Corporation ("Bell Atlantic"), BellSouth Corporation ("BellSouth") and SBC Communications Inc. ("SBC"). In most instances, the telco representatives market both Caller ID service and the Company's equipment to subscribers and transmit equipment orders to the Company electronically on a daily basis. The Company then ships its equipment directly to the subscribers and bills the telco which, in turn, bills its subscribers directly or through a third party. As part of promotional campaigns, some RBOCs may elect to purchase Caller ID units from the Company and distribute them to their subscribers free of charge. The Company provides an 800 number for service and support to help the subscriber understand how to utilize the Caller ID service and equipment.

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

   Direct Marketing on Behalf of Telcos
   ------------------------------------

         During 1997, the Company was a party to a joint venture agreement with the direct marketing firm of Blau Marketing Technologies, Inc. The joint venture operated through a jointly owned corporation, Worldwide Telecom Partners, Inc. ("Worldwide Telecom"), which was 50% owned by each of the joint venturers. Worldwide Telecom provided direct marketing services to Ameritech, Bell Atlantic and SBC under several separate programs and has completed numerous programs for Caller ID, Call Answering and Call Waiting services. InteliData supplied Caller ID units and product management services for Worldwide Telecom. The joint venture agreement was terminated by the Company in the third quarter of 1997.

         Beginning in 1998, the Company has contracted with telcos directly to market services on behalf of the telcos. The Company expects to aggressively compete in this marketplace.

   Retail and Other Customer Sales
   -------------------------------

         The Company sells Caller ID units, smart telephones and small business telephone systems to national, regional and local retailers and private label customers. A substantial portion of the Company's retail sales are made through manufacturers' representatives or distributors with the support of the Company's sales personnel. The Company's retail customers include Sears, Roebuck & Co., Staples, Inc. and OfficeMax, Inc. among others. In addition, the

Company sells its small business telephone systems and multi-line telephones to small business dealers and distributors.

Electronic Commerce

         The Company concentrates its marketing efforts on direct sales to financial institutions. Currently, the Company is marketing to the top 200 banks in the United States and targeting financial institutions that have a large percentage of customers interested in home and remote banking. The Company is developing products and services to assist financial institutions who want to provide their customers with the ability to access certain information from their bank accounts and complete transactions with the bank concerning bill payments, loan payments, online transfers and other transactions from remote locations via touch tone telephones, personal computers and screen based telephones.


COMPETITION

Telecommunications

         The market for the Company's products and services is highly competitive and subject to increased competition resulting from rapid technological change as well as increased competition resulting from changes in the telecommunications regulatory environment, telecommunications industry consolidation and the emergence of new market entrants. At present, the Company's principal competitors in the market for Caller ID products are CIDCO Incorporated ("CIDCO"), Lucent Technologies, Inc. ("Lucent") and Northern Telecom, Ltd. ("Northern Telecom"). The Company's Caller ID products also compete with Caller ID adjuncts and telephones offered by Panasonic, Sony Corp. ("Sony"), Thomson Consumer Electronics, Inc. ("Thomson"), TT Systems Corporation ("TT Systems"), US Electronics, Inc. ("US Electronics") and other companies.

         The Company expects competition to increase in the future from existing and new competitors, possibly including telcos or other current customers, from network switch-based services and from the increased application of cellular technology. The Company's primary current and potential competitors in the market for products that support intelligent network services have substantially greater financial, marketing and technical resources than the Company. Increased competition could materially and adversely affect the Company's results of operations through, among other things, price reductions and loss of market share.

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

         The Company believes that the principal competitive factors in the markets for its telecommunications products and services are knowledge of the requirements of the various RBOCs and other telcos, product reliability, product design, the quality of repair and support services, customer service and support, and price relative to performance. The Company competes in the market for its telecommunications products and services principally on the basis of its relationships with telcos, product design and reliability, low product pricing and flexibility of marketing alternatives, including leasing.

Electronic Commerce

         The Company's electronic commerce products and services face competition from several types of competitors. Some banks have elected to develop internally their own home banking solutions instead of purchasing products and services from the Company or third parties. Banks may also contract with service bureaus, such as Checkfree Corp., Security First Network Bank or Online Resources, Inc., to obtain electronic commerce services. Finally, a number of other software companies, including Edify Corp., Corillian Corporation and Destiny Software Corporation, offer products and services that compete with those of the Company.

         The Company expects that competition in all of these areas will increase in the near future. The Company believes that a principal competitive factor in its markets is the ability to offer an integrated system of various electronic commerce products and services. Competition will be based upon price, performance, customer service and the effectiveness of marketing and sales efforts. The Company competes in its various markets on the basis of its relationships with strategic partners, by developing many of the products required for complete solutions, by leveraging market experience, and by building reliable products and offering those products at reasonable prices.


PRODUCT DEVELOPMENT

         The Company operates in industries that are rapidly growing and changing. In efforts to improve the Company's position with respect to its competition, the Company has increased its product development efforts and has focused management efforts in the area of product development. In 1997, 1996 and 1995, the Company's research and development expenditures, exclusive of nonrecurring in-process research and development expenses were $9,691,000, $2,649,000 and $1,067,000, respectively.

         At December 31, 1997, 43 employees were engaged in product development including 14 in the telecommunications division and 29 in the electronic commerce division.

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

Electronic Commerce

         The electronic commerce division's product development efforts are focused on software and systems for electronic banking. In particular, the Company applies its research and development expenditures to data transaction processing and messaging software. The electronic commerce industry is characterized by rapid change. To keep pace with this change, the Company maintains an aggressive program of new product development and dedicates considerable resources to research and development to further enhance its existing products and to create new products and technologies. The Company's ability to attract and retain highly skilled research and development personnel is important to the Company's continued success.


MANUFACTURING

         The Company's primary equipment manufacturer in the past has been STL and certain of its affiliates, which have ISO 9000 series certified facilities located in the People's Republic of China, for the manufacture of its Caller ID units, smart telephones and other products. In addition, the Company has established relationships with other ISO 9000 series certified Asian manufacturers for its smart telephones and small business telecommunications products. The facilities of the Company's suppliers are supplemented, in part, by the Company's own limited manufacturing facilities in Connecticut. The availability or cost of the Company's products may be affected by political, economic or labor conditions in the countries where those products are manufactured, including the 1997 return of Hong Kong to China, by fluctuations in currency exchange rates and by other factors. In addition, a change in the tariff structure or other trade policies of the United States could adversely affect the Company's foreign manufacturing strategies.

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


GOVERNMENT REGULATION

Telecommunications

         The regulatory environment relating to the telecommunications industry is undergoing rapid and significant changes. The Telecommunications Act has effected basic changes in the telecommunications regulatory scheme. The intention of the Telecommunications Act is to enhance competition in all telecommunications markets and bring new packages, lower prices and increased innovation to telephone customers in the United States. The FCC issued its first major order under the Telecommunications Act in August 1996 which constitutes the FCC's initial measures to implement certain sections of the Telecommunications Act relating to interconnection between carriers and the provision of access to unbundled services. However, portions of this order, most significantly its pricing provisions, have been successfully challenged in the U.S. Court of Appeals for the Eighth Circuit. The U.S. Supreme Court has agreed to review the Eighth Circuit's decision overturning those provisions. In December 1996, the FCC issued a Notice of Proposed Rulemaking which suggests rules concerning the implementation of the Telecommunications Act provisions relating to RBOC manufacture of telecommunications and customer premises equipment. Although the FCC has not yet implemented the regulations relating to those provisions, the proposed regulations would permit RBOCs to manufacture products that support Caller ID and other intelligent network services subject to certain conditions. The U.S. District Court for the Northern District of Texas has declared the Telecommunications Act's manufacturing provisions, among others, unconstitutional. The decision has been stayed pending review by the U.S. Court of Appeals for the Fifth Circuit. The Company is unable to predict what effect, if any, the Telecommunications Act and the emerging regulatory scheme under the Telecommunications Act will have on Caller ID service or the Company's business generally.

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

         A series of FCC orders require all U.S. telephone service providers with signaling system 7 ("SS7") switching architecture to transmit to each other without charge Caller ID number information on interstate calls within the United States (except for public pay phones, hotel and motel lines, and party lines). FCC orders also require that by March 28, 1998, telcos that offer Caller ID service must provide to their telephone subscribers without charge per-call blocking and unblocking mechanisms to block and unblock the transmission of their Caller ID information on interstate calls and must inform subscribers that their telephone numbers may be identified to a called party and how to use these blocking and unblocking capabilities.

         Although the initial FCC order setting forth these requirements was implemented December 1, 1995, several factors may delay, prevent or substantially limit the implementation or market acceptance of Caller ID. The availability of Caller ID service in a particular area requires end-to-end interconnection of SS7 networks between telcos and other carriers. Further, the FCC Order requires telcos to offer free per-call blocking for interstate calls to all customers to protect privacy interests and permits state public utility commissions to authorize per-line blocking for interstate calls. Such blocking, if widely adopted, could limit the usefulness and marketability of the Caller ID service.

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


PATENTS, PROPRIETARY RIGHTS AND LICENSES

         The Company holds limited patent or registered intellectual property rights with respect to its products. The Company has been issued a patent for its "Block the Blocker" feature and certain aspects of its Caller ID on Call Waiting product. However, there can be no assurance that the patent will afford effective protection of the Company's technology. The Company also holds or has filed for patents on certain new features developed by the Company for use in the ADSI smart telephone and certain of its transaction processing technology, but there can be no assurances that such patents will have any commercial value.

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


EMPLOYEES

         At December 31, 1997, the Company had approximately 280 employees, of whom 265 were full-time. The Company has no collective bargaining agreements with its employees and believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES
-------------------

         The Company is headquartered in Herndon, Virginia, where it leases 30,000 square feet of office space from an unaffiliated party. The lease expires in August 1999. The Company also leases other, less significant sales and product development facilities.

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

         The Company believes that its facilities are suitable and adequate for the current and foreseeable future business of the Company, however, the Company will continue to assess its warehousing and office space needs.


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

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
---------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

         Since November 8, 1996, the Company's common stock has been traded on the Nasdaq National Market under the symbol INTD. US Order's common stock prices were reported for the period through November 7, 1996 and were traded on the Nasdaq National Market under the symbol USOR. Colonial Data's common stock prices are reported for the period through November 7, 1996. Subsequent to February 9, 1996, Colonial Data common stock was traded on the Nasdaq National Market under the symbol CDTX. Prior to February 9, 1996, Colonial Data common stock was traded on the American Stock Exchange. The table below sets forth the high and low quarterly sales prices for the common stock of US Order, Colonial Data and InteliData as reported in published financial sources for each quarter during the last two years:

                                                            Price Range of Common Stock
                                 ---------------------------------------------------------------------------------
                                       US Order                    Colonial Data                 InteliData
                                 -------------------------      ------------------------    ----------------------
                                 High           Low             High           Low          High          Low
                                 ----           ---             ----           ---          ----          ---
     1997
         Fourth Quarter             *             *                *             *            $3  15/16    $1  1/4
         Third Quarter              *             *                *             *             5  3/8       2  3/4
         Second Quarter             *             *                *             *             6  1/4       4  1/8
         First Quarter              *             *                *             *             8  5/8       4  7/8

     1996
         Fourth Quarter           $11  7/8       $8  1/4         $11  5/8       $8  3/8       10  7/8       6
         Third Quarter             15  1/4        8  15/16        15  1/4        8  1/2       **           **
         Second Quarter            22  1/2       13               23  5/8       14  7/8       **           **
         First Quarter             24  1/4       16  3/4          25  1/4       15  7/8       **           **

       * No trading market was available for US Order and Colonial Data after November 7, 1996.
       ** No established public trading market for InteliData common stock existed prior to November 8, 1996.

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

         The number of stockholders of record at March 1, 1998 was 622, and does not include those stockholders who hold shares in street name accounts.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                     INTELIDATA TECHNOLOGIES CORPORATION (1)
                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           Year Ended December 31,
                                               ------------------------------------------------------------------------------
                                                  1997             1996             1995             1994             1993
                                               ----------       ----------       ----------       ----------       ----------
RESULTS OF OPERATIONS:

Revenues                                       $   60,309       $   13,899       $    4,186       $    1,432       $      905
Cost of revenues                                   43,514           10,448            2,470            1,013              908
Operating expenses                                108,099  (2)      99,563  (2)       6,877           10,584  (2)      10,540  (4)
                                               ----------       ----------       ----------       ----------       ----------
Operating loss                                    (91,304)         (96,112)          (5,161)         (10,165)         (10,543)

Net income (loss)                                 (90,094)         (95,727)          (4,718)           3,713  (3)     (11,225)
Preferred dividend requirement                         --               --              681            1,895            1,042
                                               ----------       ----------       ----------       ----------       ----------
Net income (loss) applicable to common
      shareholders                             $  (90,094)      $  (95,727)      $   (5,399)      $    1,818       $  (12,267)

Basic income (loss) per common share(5)        $    (2.85)      $    (5.21)      $    (0.50)      $     0.36  (6)  $    (2.45)
Basic weighted average shares outstanding(5)       31,574           18,370           10,772            5,000  (6)       5,000

FINANCIAL POSITION (as of December 31):

Cash, cash equivalents and
   short-term investments                      $   11,359       $   39,062       $   25,120       $    2,568       $    3,444
Total assets                                       54,401          143,746           40,252            4,637            7,694
Long-term obligations                                  --               --               --            4,833            4,231
Stockholders' equity (deficit)                     37,069          124,289           37,733           (6,466)          (5,849)

(1) Results reflect the operations of US Order for the periods presented and operations of Braun Simmons since September 30, 1996 and Colonial Data since November 7, 1996.

(2) Operating expenses for 1997 include $69,691,000 of unusual charges related to impairment of assets and restructuring charges. Operating expenses for 1996 include $77,214,000 of nonrecurring in-process research and development expenses related to the Mergers and Braun Simmons Acquisition. Operating expenses in 1994 include a $3.25 million payment to certain employees to cancel certain outstanding vested options in connection with the sale of the Company's bill pay operations to Visa. Visa required that all employees of the Company who became employees of Visa InterActive cancel their outstanding vested options to eliminate any potential conflicts of interest. As a result, the Company's shareholders and Board of Directors agreed to pay all active and full-time employees of the Company (excluding William F. Gorog, Chief Executive Officer and Chairman of the
     Board) an aggregate of $3.25 million for the cancellation of 675,334 of their outstanding and vested options with exercise prices ranging between $0.98 and $4.00 per share. Of the $3.25 million, approximately $2.1 million was paid to employees of the Company who became Visa InterActive employees as of August 1, 1994.

(3) Includes gain of approximately $14.5 million on the sale of the Company's electronic banking and bill pay operations to Visa on August 1, 1994.

(4) Operating expenses in 1993 include write-downs of terminals and terminal components of approximately $1.5 million.

(5) All net income (loss) per common share data and weighted average shares outstanding data has been restated for SFAS 128, Earnings Per Share.

(6) Diluted income per common share was $0.12 and diluted weighted average shares outstanding was 14,906,000.

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

         Effective September 30, 1996, US Order acquired the business of Braun, Simmons & Co., an Ohio corporation ("Braun Simmons"), for approximately $7 million consisting of cash and US Order common stock (and including US Order transaction costs), pursuant to a merger of Braun Simmons into US Order (the "Braun Simmons Acquisition"). Braun Simmons was an information engineering firm specializing in the development of home banking and electronic commerce solutions for financial institutions. The acquisition expands the Company's product line for both large and small financial institutions.

         The excess purchase price over the fair value of net assets acquired resulted in goodwill of $49,483,000 in connection with the Mergers, and $1,898,000 in connection with the Braun Simmons Acquisition which were being amortized on a straight-line basis over fifteen years and seven years, respectively. Based on rapid market and technological changes in 1997, the goodwill generated from these transactions was considered impaired and was written-off in the third quarter of 1997. The impairment was based on the excess of the carrying value of the assets over the assets' fair values. The fair value of the assets were generally determined as the estimates of future cash flows generated by the assets.

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

         The business of the Company consists of the businesses previously conducted by US Order and Colonial Data. The Company develops and markets products and services for the telecommunications and financial services industries through its telecommunications and electronic commerce business divisions.

         The telecommunications division designs, develops and markets telecommunications products that support intelligent network services being developed and implemented by the regional Bell operating companies ("RBOCs") and other telephone companies ("telcos"). The Company has concentrated its product development and marketing efforts on products that support Caller ID and other emerging intelligent network services, including smart telephones which provide consumers call management features and the ability to access numerous network services and interactive applications via telephone. The Company currently offers a line of Caller ID adjunct units, smart telephones, small business telecommunications systems and high-end telecommunications equipment. The Company also repairs and refurbishes telecommunications products for commercial customers and provides other services that support the development and implementation of intelligent network services.

       The electronic commerce division develops and markets products and services to assist financial institutions in their home banking and electronic bill payment initiatives. The products are designed to assist consumers in accessing and transacting business with their banks and credit unions electronically, and to assist financial institutions in connecting to and transacting business with third parties, including data processors and billers. The services focus on consulting and maintenance agreements that support the Company's products.

         The  Company  has  initiated a  comprehensive  process to evaluate  its
current  business  strategy,   including   customer   relationships  and  market
opportunities. This could result in restructuring charges in 1998.

         During the fourth quarter of 1997, the Company announced its intention to sell the interactive services division which was established to provide interactive applications for use on smart telephones and other small screen devices, such as alpha-numeric pagers, Personal Communication Systems ("PCS") devices and personal digital assistants ("PDAs"). The discontinued operations of the interactive services division are not considered to be material to the overall financial statements.


RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1997 AND 1996

         The consummation of the Mergers on November 7, 1996 and the required accounting presentation of the historical financial statements had a significant impact on the results of operations for 1997 compared to 1996. Consolidated total revenues and all categories of expenses are significantly greater in 1997 than 1996 because 1997 results include a full year of operations for all businesses and 1996 results only include approximately two months of Colonial Data's operations and three months of Braun Simmons' operations.

Revenues

         The Company's revenues were $60,309,000 in 1997 compared to $13,899,000 in 1996. Telecommunications revenues increased $45,416,000 to $56,358,000 in 1997 from $10,942,000 in 1996. Telecommunications revenues in 1997 consisted of $37,198,000 from Caller ID adjuncts and smart telephones, $8,306,000 from small business telephone equipment, $8,570,000 from the lease of Caller ID adjuncts and telephones and $2,284,000 from repair and other services. Contributing to the telecommunications revenues in 1997 were sales of $11,628,000 to the Company's direct marketing joint venture, Worldwide Telecom Partners, Inc. The joint venture was terminated in the third quarter of 1997. During the year ended December 31, 1997, the Company sold 1,398,500 Caller ID adjuncts, 72,137 telephones and 6,480 multi-line, small business systems.

         Telecommunications revenues for 1996 consisted of $7,938,000 from Caller ID adjuncts and smart telephones, $506,000 from small business telephone equipment, $1,838,000 from the lease of Caller ID adjuncts and telephones and $660,000 from product management, repair and other services. Contributing to the telecommunications revenues in 1996 were sales of $2,845,000 to Worldwide Telecom Partners, Inc. During 1997, the Company sold fewer units than originally anticipated because the Company did not participate in as many telco programs and promotional campaigns that sell high volumes of product as the Company and Colonial Data did prior to the Mergers in 1996. The Company intends to work aggressively to be a primary supplier and marketer for telco promotional campaigns in 1998.

         The electronic commerce division revenues increased $994,000 to $3,951,000 in 1997 from $2,957,000 in 1996. The primary reason for the increase was from revenues generated by the professional service and maintenance contracts associated with the Company's software sales. This increase was partially offset by the elimination of customer service support provided to Visa-member banks during the second half of 1997. The Company's customer support services were remarketed by Visa InterActive, Inc. ("Visa InterActive") to Visa member banks under the Company's reseller agreement with Visa InterActive.
During 1997, the Company earned $1,041,000 by providing customer support services to the Visa-member banks, $1,040,000 from software and hardware sales, $868,000 from professional services and maintenance contracts for the Company's software programs, recognized $625,000 from deferred revenues related to the agreement between Visa and the Company for the Visa Bill Pay System royalties and earned $377,000 from monthly service fees.

         During 1996, the electronic commerce division earned revenues primarily from services derived from three sources: customer support services, monthly service fees and software and software related consulting fees. The Company recorded $1,203,000 from its customer support services, $561,000 from its monthly service fees and $1,193,000 from its software sales and consulting business during 1996.

         During 1997, the Company transitioned from providing primarily back-end support to financial institutions to selling software that assists financial institutions in processing customers who bank remotely, either from a personal computer or telephone. The Company expects that revenues generated in the electronic commerce division in 1998 will be a direct result of software sales and the related consulting business.

Cost of Revenues and Gross Profit

         The Company's cost of revenues increased by $33,066,000 to $43,514,000 for 1997 compared to $10,448,000 in 1996. Telecommunications cost of revenues increased by $32,594,000 to $41,385,000 for 1997 compared to $8,791,000 for
1996. Contributing to the telecommunications cost of revenues for 1997 were $27,852,000 from the sale of Caller ID adjuncts and smart telephones; $7,299,000 from the sale of multi-line small business systems; $4,718,000 from leasing Caller ID adjuncts and telephones; and $1,516,000 from the repair and services business. Gross profit for the telecommunications division increased $12,822,000 to $14,973,000 for 1997 compared to $2,151,000 for 1996. Gross profit margin for the telecommunications division increased to 27% for 1997 compared to 20% for 1996. The increase is primarily related to the Mergers and the change in the product mix and increased margins on the US West lease base, which earned 45% gross profit margins in 1997 compared to 40% gross profit margins in 1996. Gross profit margins for the year ended December 31, 1997 from Caller ID adjunct and telephone sales, and small business telephone systems sales were 27% and 18%, respectively.

         Cost of revenues for the electronic commerce division increased $472,000 to $2,129,000 for 1997 compared to $1,657,000 for 1996. The increase in cost of revenues is a direct result of the increase in revenues. Gross profit margins for the electronic commerce division increased two percentage points to 46% for 1997 compared to 44% for 1996. The increase in gross profit margins is attributed to a change in the product and services offered between the two periods.

         During 1997, the Company experienced declining gross margins in Caller ID products because the market matured and competition increased.

         The Company expects its gross margin percentages to vary in future periods based upon the revenue mix between product sales and services revenues and based upon the composition of services revenues earned during the period.

General and Administrative

         General and administrative expenses decreased $1,295,000 to $14,826,000 in 1997 from $16,121,000 in 1996. The decrease was primarily attributable to expenses related to losses in the amount of $2,801,000 related to the Company's investment in Home Financial Network, Inc. ("HFN"), a development stage personal computer software company, and the associated goodwill. The Company believed its investment in HFN was impaired based on its history of losses. In 1997, $1,267,000 of losses for the HFN investment were incurred along with increased expenses associated with employing certain general and administrative personnel for a full year in 1997 and increased litigation expenses during 1997. Also contributing to the difference were the amortization of intangible assets and nonrecurring charges for certain customer service operations.

         In the future, the Company expects that aggregate recurring general and administrative expenses will decrease as the Company aggressively pursues options to reduce fixed overhead costs. During 1998, the Company expects that general and administrative expenses will decrease due to implementation of measures to reduce overhead, except as the Company upgrades its systems and operations in anticipation of the potential for increased business.

Selling and Marketing

         Selling and marketing expenses increased $11,880,000 to $13,891,000 in 1997 from

$2,011,000 in 1996. Telecommunications division selling and marketing expenses aggregated $11,758,000 for the year ended December 31, 1997. Contributing to the selling and marketing expenses were $3,775,000 for the Company's labor force, travel and professional services, $2,938,000 for advertising, sales promotion, and trade shows, $2,162,000 to support customer service for product support and facilitating sales orders and, $1,126,000 for royalties. The increase from the prior year is primarily related to the introduction of new products to market including the introduction of two new small business telephone systems at retail and through the distributor channel and a summer campaign to sell the Company's smart telephones.

         Electronic commerce division selling and marketing expenses for the year ended December 31, 1997 aggregated $2,133,000. Contributing to the selling and marketing expenses were $1,704,000 for the Company's labor force, travel and professional services and $130,000 for advertising and trade shows.

         The Company expects its selling, advertising and promotion expenses will decrease substantially in 1998 due to cost saving factors being implemented by the Company's management.

Research and Development

         Research and development costs increased $7,042,000 to $9,691,000 in 1997 compared to $2,649,000 in 1996. The Company has been actively engaged in research and development since its inception and expects that these activities will be essential to the operations of the Company in the future. Research and development related expenses for the telecommunications and electronic commerce divisions were $3,477,000 and $4,602,000, respectively. In addition, the Company invested $1,612,000 in research and development efforts for interactive service applications. Research and development expenses for the telecommunications division were largely attributable to developing, designing and testing higher-end smart telephones and to lower the cost of Caller ID adjunct units.

       The electronic commerce division primarily invested research and development expenses in writing the Interpose Financial Engine for the Open Financial Exchange ("OFX") standard. Interpose provides a turnkey software system to allow financial institutions to: integrate multiple delivery channels, including the Internet, PC software and the telephone; connect directly to the customer without the use of a third party processor; and integrate multiple "back end" processors for bill payment, credit card and mortgage processing, brokerage, and other products.

Unusual Charges

         For the year ended December 31, 1997, the Company announced a strategic repositioning of the Company's telecommunications division based on recent events in its marketplace and a corporate restructuring. In connection with this repositioning and corporate restructuring, the Company's management evaluated its financial position and determined that it would be appropriate to charge to operations the remaining unamortized costs of intangible assets due to impairment, adjust inventory carrying amounts to the lower of cost or market, and reflect certain restructuring charges, including charges for separation agreements with employees and charges associated with the termination of a joint venture agreement. Additionally, the Company adjusted the carrying value of a receivable from the sale of stock for an advertising credit based on the Company's expected use of the credit. Total unusual charges for the year aggregated $69,691,000 which includes: $49,812,000 for the impairment of intangible assets; $11,333,000 for inventories and commitments; $2,437,000 for restructuring charges and separation agreements; $3,653,000 for assets relating to the Worldwide Telecom joint venture; and $2,456,000 for impairment of the advertising credits. The impairment was measured based on the excess of the net carrying value of the assets over the assets' fair values. The fair value of the assets were generally determined based on estimates of future cash flows to be generated by the assets. The charges related to the joint venture are associated with the termination of the joint venture by the Company in the third quarter of 1997.

         For the year ended December 31, 1996, the Company recorded a provision for corporate restructuring during the fourth quarter of 1996 of $1,568,000. This amount consists of $1,323,000 in facilities consolidations, $175,000 in relocation expenses for certain employees and $70,000 for the write-down of processing equipment. Additionally, in connection with the Braun Simmons Acquisition and the Mergers in September and November 1996, respectively, the Company charged in-process research and development expenses for purchased in-process technology that had not reached technological feasibility as of the date of the Mergers and the Braun Simmons Acquisition and did not have alternative future uses. Amounts charged to in-process research and development were based on independent appraisals and totaled $4,914,000 and $72,300,000 for the Braun Simmons Acquisition and the Mergers, respectively.

Other Income, Net

         Other income, net increased $861,000 to $1,271,000 in 1997 compared to $410,000 in 1996. The increase is largely associated with the Company's investment losses recorded during 1996 for the Company's proportionate share of losses of HFN and the amortization of the excess of the purchase price over the Company's share of the equity in net assets of HFN.

Income Taxes

         Income taxes increased to $61,000 in 1997 from $25,000 in 1996 based primarily on state income taxes incurred in connection with the Company's operations. At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $50 million which expire by 2012. However, use of these net operating losses in future years may be limited under applicable tax laws and regulations as a result of the Mergers and the Braun Simmons acquisition.

Net Loss and Weighted Average Shares

         As a result of the foregoing factors, basic loss applicable to common shareholders decreased to $90,094,000 in 1997 from $95,727,000 in 1996. The basic weighted average shares increased to 31,574,000 in 1997 from 18,370,000 in 1996. The increase in basic weighted average shares resulted primarily from the shares issued in connection with the Mergers. The basic loss per common share decreased to $2.85 in 1997 from $5.21 in 1996.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1996 AND 1995

         The consummation of the Mergers on November 7, 1996 and the required accounting presentation of the historical financial statements had a significant impact on the results of operations for 1996 compared to 1995. Consolidated total revenues and all categories of expenses are significantly greater in 1996 than 1995 because 1996 results include approximately two months of Colonial Data's operations and three months of Braun Simmons' operations and 1995 results do not include any of Colonial Data's and Braun Simmons' operations.

Revenues

         The Company's revenues were $13,899,000 in 1996 compared to $4,186,000 in 1995. Telecommunications revenues increased $9,125,000 to $10,942,000 in 1996 from $1,817,000 in 1995. Telecommunications revenues in 1996 consisted of $7,938,000 from Caller ID adjuncts and smart telephones, $506,000 from small business telephone equipment, $1,838,000 from the lease of Caller ID adjuncts and telephones and $660,000 from product management, repair and other services. Contributing to the telecommunications revenues in 1996 were sales of $2,845,000 to Worldwide Telecom Partners, Inc. Telecommunication revenues in 1995 were generated primarily from the sale and supporting services for smart telephones developed by the Company.

         Electronic commerce division revenues increased by $588,000 to $2,957,000 in 1996 from $2,369,000 in 1995. The increase is primarily attributed to the increase in customer service support provided to Visa member banks. Service fees in 1996 and 1995 were generated primarily from three sources: customer support services, monthly service fees, and nonrecurring development fees for smart telephone applications. The Company's customer support services were remarketed by Visa InterActive, Inc. ("Visa InterActive") to Visa member banks under the Company's reseller agreement with Visa InterActive.

Cost of Revenues and Gross Profit

         The Company's cost of revenues increased by $7,978,000 to $10,448,000 for 1996 compared to $2,470,000 in 1995. Telecommunications cost of revenues contributed 84% to the total cost of revenues for 1996. Telecommunications cost of revenues consisted of $7,045,000 from Caller ID products and smart telephones, $426,000 from small business equipment, $1,105,000 from the US West Caller ID lease base and $215,000 from the repair and service business. As a result of the Mergers, and change in product mix in 1996, gross margins related to telecommunications revenues were 20% in 1996 compared to 4% in 1995. Gross margins from the Company's leasing activities in the US West lease base were approximately 40% for 1996. As a result of the Braun Simmons Acquisition, gross margins related to electronic commerce revenues decreased to 44% from 69%. The combined operations result in a decrease in the Company's overall gross margin to 25% in 1996 from 41% in 1995.

General and Administrative

         General and administrative expenses increased $10,338,000 to $16,121,000 in 1996 from $5,783,000 during the comparable period in 1995. The increase was primarily attributable to expenses related to the write-off in the fourth quarter of $2,801,000 related to the Company's investment in Home Financial Network, Inc. ("HFN"), a development stage personal computer software company, and the associated goodwill. The Company believes its investment in HFN was impaired based on its history of losses. Also contributing to the increase was rent expense, employee related expenses for increases in personnel, amortization of intangible assets and nonrecurring charges for certain customer service operations.

Selling and Marketing

         Selling and marketing expenses increased $1,984,000 to $2,011,000 in 1996 from $27,000 in 1995. The increase is attributed primarily to selling expenses of $914,000 for the telecommunications division and selling expenses of $714,000 for the interactive services division relating to an increase in sales personnel and a substantial increase in advertising and marketing for smart telephones which were introduced in retail stores and outlets in the fourth quarter of 1996.

Research and Development

         Research and development costs were $2,649,000 in 1996 compared to $1,067,000 in 1995. The Company has been actively engaged in research and development since its inception and expects that these activities will be essential to the operations of the Company in the future. Research and development related expenses for 1996 were largely attributable to developing, designing and testing the Company's next generation smart telephone, the Telesmart 4000/Intelifone(TM) smart telephone, and electronic bill payment software for the electronic commerce division.

Unusual Charges

         The Company recorded a provision for corporate restructuring during the fourth quarter of 1996 of $1,568,000. This amount consists of $1,323,000 in facilities consolidations, $175,000 in relocation expenses for certain employees and $70,000 for the write-down of processing equipment.

         In connection with the Braun Simmons Acquisition and the Mergers in September and November 1996, respectively, the Company charged in-process research and development expenses for purchased in-process technology that had not reached technological feasibility as of the date of the Mergers and the Braun Simmons Acquisition and did not have alternative future uses. Amounts charged to in-process research and development were based on independent appraisals and totaled $4,914,000 and $72,300,000 for the Braun Simmons Acquisition and the Mergers, respectively.

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

Income Taxes

         Income taxes increased to $25,000 in 1996 from $0 in 1995 based primarily on state income taxes incurred in connection with the Company's operations. At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $38 million which expire by 2011. However, use of these net operating losses in future years may be limited under applicable tax laws and regulations as a result of the Mergers and the Braun Simmons Acquisition.

Net Loss and Weighted Average Shares

         As a result of the foregoing factors, basic loss applicable to common shareholders increased to $95,727,000 in 1996 from $5,399,000 in 1995. The basic weighted average shares increased to 18,370,000 in 1996 from 10,772,000 in 1995. The increase resulted primarily from the shares issued in connection with the Mergers.


RESULTS OF OPERATIONS - QUARTERS ENDED DECEMBER 31, 1997, 1996 AND 1995 (UNAUDITED)

The following table sets forth selected consolidated statement of operations data for the three months ended December 31, 1997, 1996 and 1995 (in thousands):

                                  1997            1996             1995
                               ----------      ----------       ----------

     Revenues                  $   10,174      $   10,962       $    1,286
     Cost of revenues               7,809           8,474              229
                               ----------      ----------       ----------
     Gross profit                   2,365           2,488            1,057
     Operating expenses             9,429          85,022            2,492
     Other income (expense)        (1,180)            525              164
                               ----------      ----------       ----------
     Net loss                  $   (8,244)     $  (82,009)      $   (1,271)
                               ==========      ==========       ==========

         The Company's revenues decreased 7% to $10,174,000 in 1997 compared to an increase of 752% to $10,962,000 for 1996 from $1,286,000 for 1995. The decrease from 1996 to 1997 is the result of fewer telecommunications programs and telco promotional campaigns that contribute to larger sales volumes. The increase from 1995 to 1996 is attributed to the operations of the telecommunications division subsequent to the Mergers. Revenues from the sale or lease of Caller ID products represented $6,754,000 or 66% of the total revenues for the fourth quarter of 1997. Revenues from the sale or lease of Caller ID products represented $7,793,000 or 71% of the total revenues for the fourth quarter of 1996.

         The cost of revenues represented 77%, 77% and 18% of total revenues for the quarters ended December 31, 1997, 1996 and 1995, respectively. Such results yielded gross profit margins of 23%, 23% and 82% for the same periods. The decrease in margins between 1995 and 1996 is attributed to the product mix. In 1995, the Company earned most of its revenues from services and software programs with low direct costs of revenues. Most product sales in 1996 were for lower-end model Caller ID adjuncts which yield a lower margin.

         The increase in recurring operating expenses is largely attributed to the cost of general and administrative labor, litigation expenses and selling and marketing expenses. Fourth quarter 1997 legal expenses associated with the defense and settlement of a patent claim and associated with a settlement agreement with a joint venture aggregated approximately $1 million. Fourth quarter 1997 other expenses include the impairment of a long-term investment in HFN of $1,267,000 representing a full write-off of the investment. Nonrecurring fourth quarter operating expenses, recorded in 1996, included in-process research and development costs, aggregating $77,214,000 that were expensed in connection with the Mergers and the Braun Simmons Acquisition. Other operating expenses in 1996 include nonrecurring charges for $4,369,000 for restructuring costs and impairment of a long-term investment in HFN. The remaining increase is attributable to operational costs associated with additional personnel and operating facilities in Connecticut, Ohio and Virginia as a result of the Company's growth and the Mergers and the Braun Simmons Acquisition.


LIQUIDITY AND CAPITAL RESOURCES

         During 1997, the Company's cash, cash equivalents and short-term investments decreased by $27,703,000 resulting from funding operating losses and accounts receivable increases and acquiring inventories, capital equipment and treasury stock. At December 31, 1997, the Company had $11,359,000 in cash, cash equivalents and short-term investments. To improve the yield on its cash and equivalent holdings, in 1997, the Company invested in financial instruments that are diversified among high credit quality securities. The investments are reported at cost, which approximates market value, and are classified as either short-term investments or cash equivalents. Additionally, at December 31, 1997, the Company had working capital of $32,364,000 with no long-term debt. The Company's total assets exceeded total liabilities by $37,069,000.

         The Company's cash requirements for operating, investing and financing activities in 1997 were financed primarily by cash acquired in the Mergers in the fourth quarter of 1996.

         The Company's principal needs for cash in 1997 were for funding operating losses, investments in property, plant and equipment and to fund working capital, primarily related to inventories and accounts receivable. The Company funded an increase in accounts receivable and inventories of $4,054,000 and $5,954,000, respectively for the year ended December 31, 1997. The increase in accounts receivable is attributed to the timing of receipts for products shipped relating to the telecommunications division. The increase in inventories was primarily associated with two new lines of small business systems that were introduced to the retail and distributor channels in the fourth quarter of 1997. The Company's cash position benefited from a decrease in prepaid expenses related to prepaid insurance and deposits of $1,897,000. The Company increased its total liabilities, other than borrowings and net of noncash activities by $184,000 from the prior year.

         Net cash provided by investing activities aggregated $1,691,000 during 1997, primarily from the sale of short-term investments in the amount of $3,114,000, offset in part by the purchase of capital equipment in the amount of $1,423,000.

         Net cash used in financing activities aggregated $2,431,000 during 1997, primarily from the acquisition of treasury stock in the amount of $2,064,000 and the payment of short-term borrowings of $500,000, offset in part by proceeds from the issuance of common stock in the amount of $133,000.

         The Company maintained a credit agreement aggregating $15,000,000 for cash advances and letters of credit. As of December 31, 1997, the Company had $1,500,000 outstanding under this line of credit and $6,469,000 outstanding in letters of credit. Since December 31, 1997, the Company has paid all outstanding amounts. As of December 31, 1997, the Company did not meet the tangible net worth and the debt service coverage covenants with its bank. Subsequently, the Company received a waiver for the covenant violations from the bank.

         The Company's primary needs for cash in the future are for investments in product development, working capital, the financing of operations, strategic ventures, potential acquisitions, capital expenditures and the upgrade of the Company's systems and operations. In order to meet the Company's needs for cash over the next twelve months, the Company will utilize existing cash and seek financing from a financial institution. Additionally, the Company may utilize funds it expects to generate from operations in the second half of 1998.


INFLATION

         The Company believes that inflation has not had a material effect on the Company's sales and revenue during the past three years.


YEAR 2000 COMPLIANCE

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The modification process of all significant applications is substantially complete. The Company plans on completing the testing process of all significant applications by December 31, 1998.

         In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

         The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.


RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", was issued by the Financial Accounting Standards Board in June 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 beginning January 1, 1998.

         Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", was issued by the Financial Accounting Standards Board in June 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is in the process of finalizing its determination of its reportable segments under SFAS 131 and will adopt SFAS 131 for the year ending December 31, 1998.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that the following important factors, among others, in some cases have affected the Company's actual results, and could cause the Company's actual results for 1998 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

Successful Implementation of Business Strategy

     During 1997, as the market for telecommunications products and services changed, the Company reorganized its telecommunications business in an effort to streamline its operations and focus its telecommunications business on providing customer acquisition services to telcos and on developing a market for small office/home office (SOHO) products. The Company also continues to conduct its electronic commerce business, selling software to banks. There can be no assurances that the Company will be able to successfully implement this business strategy or effectively fund and grow two distinctly separate lines of business.

Developing Marketplace

         Electronic commerce and telecommunications are developing markets. The Company's future growth and profitability will depend, in part, upon consumer acceptance of electronic home banking and telecommunications technologies. Even if these markets experience substantial growth, there can be no assurance that the Company's products and services will be commercially successful or benefit from such growth. Much of the Company's success in the home banking market depends on the financial institutions' success in marketing to the consumer. Much of the Company's success in the telecommunications market depends on the Company's ability to meet design specifications and delivery requirements for its products and services. There can be no assurance of the timing of introduction of, necessary regulatory approvals for, or market acceptance of these services and applications.

Fluctuations in Operating Results

         The Company may experience fluctuations in quarterly operating results due to a variety of factors, some of which are beyond the Company's control. These include the size and timing of customer orders, changes in the Company's pricing policies or those of its competitors, new product introductions or enhancements by competitors, delays in the introduction of new products or product enhancements by the Company or by its competitors, customer order deferrals in anticipation of upgrades and new products, market acceptance of new products, the timing and nature of sales, marketing, and research and development expenses by the Company and its competitors, the timing of programs offering Caller ID or other intelligent network services by a telco, disruptions in sources of supply, the effects of regulation on Caller ID and other intelligent network services, the timing and extent of promotional activities by a telco, changes in service charges by a telco, other changes in operating expenses, personnel changes and general economic conditions. Additionally, certain RBOCs have recently merged and the Company is unable to assess the future effect on the Company of these mergers and of other possible consolidations in the telecommunications industry. No assurance can be given that such quarterly variations will not occur in the future and, accordingly, the results of any one quarter may not be indicative of the operating results for future quarters.

Reliance on Caller ID Revenues

         A substantial majority of the Company's revenues are derived from sales and leases of its Caller ID products. Caller ID is a mature market and the Company has experienced declining gross margins from increased competition. The sale or lease of these products is directly linked to the implementation and promotion of Caller ID service by telcos. The timing of such implementation may be affected by government regulation, by changes in the telecommunications industry resulting from changes in the regulatory and competitive environment, by switch and software upgrades and by other factors. There can be no assurance that telcos will continue to introduce and promote this service successfully or that it will gain widespread market acceptance. Delays in the introduction of Caller ID service in local markets or failure of this service to gain widespread market acceptance would materially and adversely affect the Company's business, operating results and financial condition.

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

InteliData Common Stock Owned by WorldCorp

         As of December 31, 1997, WorldCorp beneficially owned approximately 29% of the outstanding common stock of the Company. WorldCorp is highly leveraged, and therefore requires substantial funds to meet debt service requirements each year. As a result of WorldCorp's cash requirements, it may be required to sell shares of the Company's common stock from time to time and such sales, or the threat of such sales, could have a material adverse effect on the market price for the Company's common stock. In addition, the Company's Board of Directors has seven members, three of whom also serve on the Board of Directors of WorldCorp. As a result of membership on the Company's Board and stock ownership, WorldCorp may have a significant influence on the decisions made by the Company.

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

Dependence on Foreign Production

         The Company's Caller ID units and certain other products, are manufactured by companies with facilities in Hong Kong, Taiwan, and the People's Republic of China. These facilities are supplemented, in part, by other manufacturers in Asia for certain smart telephone and small business system products and by limited manufacturing facilities in Connecticut. The availability or cost of these telecommunications products may be adversely affected by political, economic or labor conditions in Hong Kong, Taiwan or the People's Republic of China, including the 1997 return of Hong Kong to China, and by fluctuations in currency exchange rates. In addition, a change in the tariff structure or other trade policies of the United States or countries from which InteliData will import products could adversely affect InteliData's foreign manufacturing strategies.

Competition

   Telecommunications
   ------------------

         The market for the Company's products is highly competitive and subject to increased competition resulting from rapid technological change as well as resulting from changes in the telecommunications regulatory environment, telecommunications industry consolidation and the emergence of new market entrants. At present, the Company's principal competitors are CIDCO, Lucent, and Northern Telecom. The Company's Caller ID products also compete with Caller ID adjuncts and telephones offered by Panasonic, Sony, Thomson, TT Systems and US Electronics.

         The Company expects competition in the markets for its telecommunications products and services to increase in the future and expects competition from existing and new competitors, possibly including RBOCs, other telcos or other current customers, as well as from network switch-based services and from the increased application of cellular technology. The Company's primary current and potential competitors in the market for its telecommunications products and services have substantially greater financial, marketing and technical resources than the Company. Competition could materially and adversely affect the Company's results of operations through price reductions and loss of market share.

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

   Electronic Commerce
   -------------------

         The market for interactive products and services is highly competitive and subject to rapid innovation and technological change, shifting consumer preferences and frequent new product introductions. The Company's home banking products and services compete with services offered by a number of competitors and competition may intensify as a result of new market entrants. Banks have developed home banking products for their own customers and, in the future, may offer these services to other banks. Non-banks also may develop home banking products to offer to banks. Computer software and data processing companies also offer home banking services. The Company expects that competition in these areas will increase in the near future.

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

         In the United States, Caller ID and other intelligent network services are subject to federal and state regulation. Caller ID and other intelligent network services may in the future be subject to further regulation by the federal government, state public utility commissions and other regulatory authorities, as well as court challenges, including possible challenges due to protests from special interest groups that object to such services on the basis of privacy concerns. A series of FCC orders effective December 1, 1995, require all United States telephone service providers with Signaling System 7 switching architecture to transmit to each other without charge Caller ID number information on interstate calls within the United States (except for public pay phones, hotel and motel lines, and party lines). The FCC's orders also require that by March 28, 1999, telcos that offer Caller ID service must provide to their telephone subscribers without charge per-call blocking and unblocking mechanisms to block and unblock the transmission of their Caller ID information on interstate calls and must inform subscribers that their telephone numbers may be identified to a called party and how to use these blocking and unblocking capabilities.

Volatility of Stock Price

         The market price of the Company's stock has experienced significant volatility. The stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology and developmental stage companies and that has often been unrelated to the operating performance of such companies. Factors such as announcements of the introduction of new products or services by the Company or its competitors, market conditions in the banking, telecommunications and other emerging growth company sectors and rumors relating to the Company or its competitors may have a significant impact on the market price of the Company's stock.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements

      Consolidated Balance Sheets as of December 31, 1997 and 1996............39

      Consolidated Statements of Operations for the Years Ended
        December 31, 1997, 1996 and 1995......................................40

      Consolidated Statements of Stockholders' Equity (Deficit) for the
      Years Ended December 31, 1997, 1996 and 1995............................41

      Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1997, 1996 and 1995......................................42

      Notes to Consolidated Financial Statements for the Years Ended
        December 31, 1997, 1996 and 1995......................................43


Independent Auditors' Reports.................................................63

                       INTELIDATA TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                        (in thousands, except share data)

                                                                                        1997            1996
                                                                                    ------------    ------------
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                                      $      2,055    $     26,644
     Short-term investments                                                                9,304          12,418
     Accounts receivable, net of allowances of $5,679
         in 1997 and $1,788 in 1996 (Notes 14 and 16)                                     13,088          12,925
     Inventories (Notes 5 and 16)                                                         23,020          28,420
     Prepaid expenses and other current assets                                               354           2,582
                                                                                    ------------    ------------
         Total current assets                                                             47,821          82,989

  NONCURRENT ASSETS
     Costs in excess of net assets acquired (Note 3)                                          --          50,061
     Property, plant and equipment, net (Note 6)                                           6,249           9,143
     Other assets                                                                            331           1,553
                                                                                    ------------    ------------
TOTAL ASSETS                                                                        $     54,401    $    143,746
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                                                               $      3,659    $      4,684
     Accrued expenses and other liabilities (Note 7)                                       7,527          12,380
     Deferred revenues (Note 2)                                                            2,771             393
     Short-term borrowings (Note 8)                                                        1,500           2,000
                                                                                    ------------    ------------
         Total current liabilities                                                        15,457          19,457

  NONCURRENT LIABILITIES
     Deferred revenues (Note 2)                                                            1,875              --
                                                                                    ------------    ------------
TOTAL LIABILITIES                                                                         17,332          19,457

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS' EQUITY (Note 10)
    Preferred stock, $0.001 par value; authorized 5,000,000 shares;
      no shares issued and outstanding                                                        --              --
    Common stock, $0.001 par value; authorized 60,000,000 shares; issued
      31,862,449 shares in 1997 and 31,816,693 shares in 1996; outstanding
      31,180,949 shares in 1997 and 31,816,693 shares in 1996                                 32              32
    Additional paid-in capital                                                           245,699         243,757
    Treasury stock, at cost                                                               (2,064)             --
    Receivable from sale of stock                                                             --          (2,456)
    Deferred compensation                                                                    (18)           (133)
    Unrealized gain on investments                                                           425              --
    Accumulated deficit                                                                 (207,005)       (116,911)
                                                                                    ------------   -------------
TOTAL STOCKHOLDERS' EQUITY                                                                37,069         124,289
                                                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     54,401    $    143,746
                                                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (in thousands, except per share data)


                                                                         1997             1996              1995
                                                                      -----------      -----------       -----------
Revenues
     Telecommunications                                               $    56,358      $    10,942       $     1,817
     Electronic commerce                                                    3,951            2,957             2,369
                                                                      -----------      -----------       -----------
         Total revenues                                                    60,309           13,899             4,186
                                                                      -----------      -----------       -----------
Cost of revenues
     Telecommunications                                                    41,385            8,791             1,747
     Electronic commerce                                                    2,129            1,657               723
                                                                      -----------      -----------       -----------
         Total cost of revenues                                            43,514           10,448             2,470
                                                                      -----------      -----------       -----------

         Gross profit                                                      16,795            3,451             1,716

Operating expenses (Notes 3 and 9)
     General and administrative                                            14,826           16,121             5,783
     Selling and marketing                                                 13,891            2,011                27
     Research and development                                               9,691            2,649             1,067
     Unusual charges (Note 11)                                             69,691           78,782                --
                                                                      -----------      -----------       -----------
         Total operating expenses                                         108,099           99,563             6,877
                                                                      -----------      -----------       -----------

         Operating loss                                                   (91,304)         (96,112)           (5,161)
                                                                      -----------      -----------       -----------

Other income (expense)
     Interest, net                                                          1,271            1,445               684
     Other, net                                                                --           (1,035)             (241)
                                                                      -----------      -----------       -----------
         Total other income, net                                            1,271              410               443
                                                                      -----------      -----------       -----------

Loss before income taxes                                                  (90,033)         (95,702)           (4,718)
Income taxes (Note 13)                                                         61               25                --
                                                                      -----------      -----------       -----------

Net loss                                                                  (90,094)         (95,727)           (4,718)
Preferred dividend requirement (Note 10)                                       --               --              (681)
                                                                      -----------      -----------       -----------

Net loss applicable to common shareholders                            $   (90,094)     $   (95,727)      $    (5,399)
                                                                      ===========      ===========       ===========

Basic loss per common share                                           $     (2.85)     $     (5.21)      $     (0.50)
                                                                      ===========      ===========       ===========

Basic weighted average shares                                              31,574           18,370            10,772
                                                                      ===========      ===========       ===========


          See accompanying notes to consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (in thousands)

                               Series A      Series C
                              Convertible   Convertible                Addit-          Recei-           Unreal-
                               Preferred     Preferred     Common      ional           vable    Defer-  ized
                                 Stock         Stock        Stock      Paid-   Trea-   from     red     Gain on Accum-
                             ------------- ------------- ------------  in      sury    Sale     Compen- Invest- ulated
                             Shares Amount Shares Amount Shares Amount Capital Stock   of Stock sation  ments   Deficit      Total
                             ------ ------ ------ ------ ------ ------ ------- ------- -------- ------- ------- ---------- ---------
Balance at December 31, 1994  5,204  $  5   1,148  $  1   5,121  $  5  $12,489 $   --  $(2,500) $  --      --   $ (16,466) $ (6,466)
 Sale of common stock
  in public offering, net        --    --     --     --   3,062     3   41,643     --       --     --      --          --    41,646
 Conversion of preferred
  stock to common stock      (5,204)   (5) (1,148)   (1)  6,352     6      --      --       --     --      --          --        --
 Issuance of common stock:
  Long-term investment           --    --     --     --     230    --    3,392     --       --     --      --          --     3,392
  Investment in affiliate,
   net                           --    --     --     --     297     1    5,046     --       --     --      --          --     5,047
  Exercise of options
   and warrants                  --    --     --     --     468     1    1,419     --       --     --      --          --     1,420
 Deferred compensation on
  grant of stock options         --    --     --     --     --     --      486     --       --   (486)     --          --        --
 Compensation expense            --    --     --     --     --     --      --      --       --    225      --          --       225
 Dividends paid - Series A       --    --     --     --     --     --   (1,577)    --       --     --      --          --    (1,577)
 Dividends paid - Series B       --    --     --     --     --     --     (141)    --       --     --      --          --      (141)
 Dividends paid - Series C       --    --     --     --     --     --   (1,107)    --       --     --      --          --    (1,107)
 Use of advertising credits      --    --     --     --     --     --      --      --       12     --      --          --        12
 Net loss                        --    --     --     --     --     --      --      --       --     --      --      (4,718)   (4,718)
                             ------ ------ ------ ------ ------ ------ ------- ------- -------- ------- ------- ---------- ---------
Balance at December 31, 1995     --    --     --     --  15,530    16   61,650     --   (2,488)  (261)     --     (21,184)   37,733
 Issuance of common stock:
  Braun Simmons Acquisition      --    --     --     --     375    --    4,170     --       --     --      --          --     4,170
  Merger with Colonial Data      --    --     --     --  15,406    15  179,103     --       --     --      --          --   179,118
  Exercise of options
   and warrants                  --    --     --     --     730     1    2,176     --       --     --      --          --     2,177
  Employee stock
   purchase plan                 --    --     --     --       6    --       50     --       --     --      --          --        50
 Retirement of common stock
  for long-term investment       --    --     --     --    (230)   --   (3,392)    --       --     --      --          --    (3,392)
 Use of advertising credits      --    --     --     --     --     --      --      --       32     --      --          --        32
 Compensation expense            --    --     --     --     --     --      --      --       --    128      --          --       128
 Net loss                        --    --     --     --     --     --      --      --       --     --      --     (95,727)  (95,727)
                             ------ ------ ------ ------ ------ ------ ------- ------- -------- ------- ------- ---------- ---------
Balance at December 31, 1996     --    --     --     --  31,817    32  243,757     --   (2,456)  (133)     --    (116,911)  124,289
 Issuance of common stock:
  Employee stock purchase
   plan                          --    --     --     --      45    --      128     --       --     --      --          --       128
  Exercise of options            --    --     --     --       1    --        5     --       --     --      --          --         5
 Cancellation of accrued
  stock options                  --    --     --     --     --     --    1,809     --       --     --      --          --     1,809
 Purchase of treasury stock      --    --     --     --    (682)   --      --   (2,064)     --     --      --          --    (2,064)
 Charge-off of advertising
  credits                        --    --     --     --     --     --      --      --    2,456     --      --          --     2,456
 Compensation expense            --    --     --     --     --     --      --      --       --    115      --          --       115
 Unrealized gains on
  investments                    --    --     --     --     --     --      --      --       --     --     425          --       425
 Net loss                        --    --     --     --     --     --      --      --       --     --      --     (90,094)  (90,094)
                             ------ ------ ------ ------ ------ ------ ------- ------- -------- ------- ------- ---------- ---------
Balance at December 31, 1997     -- $  --     -- $   --  31,181 $  32 $245,699 $(2,064) $   --  $ (18)  $ 425   $(207,005) $ 37,069
                             ====== ====== ====== ====== ====== ====== ======= ======= ======== ======= ======= ========== =========
          See accompanying notes to consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (in thousands)


                                                                    1997              1996             1995
                                                                 ----------        ----------       ----------

Cash flows from operating activities
  Net loss                                                       $  (90,094)       $  (95,727)      $   (4,718)
  Adjustments to reconcile net loss to net cash used in
      operating activities:
  Impairment of assets and advertising credits                       51,052                --               --
  In-process research and development                                    --            77,214               --
  Depreciation and amortization                                       7,335             2,725              619
  Provision for losses on accounts receivable                         3,891                --               --
  Change in inventory reserves                                       11,354                --               --
  Equity in loss of long-term investments                                --             2,801              316
  Deferred compensation expense                                         115               128              225
  Other non-cash activities                                             425              (101)            (162)
  Changes in certain assets and liabilities, net of effects
      of non-cash transactions including acquisitions:
    Accounts receivable                                              (4,054)           (2,318)            (681)
    Inventories                                                      (5,954)           (1,020)            (802)
    Prepaid expenses and other current assets                         1,897            (1,404)             155
    Other assets                                                         --             3,742              (87)
    Accounts payable                                                 (1,025)            3,033              485
    Accrued expenses                                                 (3,044)            1,702              589
    Deferred revenue                                                  4,253               388                5
    Due from (to) affiliates                                             --                --             (113)
                                                                 ----------        ----------       ----------
      Net cash used in operating activities                         (23,849)           (8,837)          (4,169)
                                                                 ----------        ----------       ----------

Cash flows from investing activities
  Purchase of short-term investments                                     --           (12,418)              --
  Purchases of property, plant and equipment                         (1,423)           (2,304)          (1,064)
  Change in restricted cash                                              --             3,309           (3,309)
  Proceeds from sale of other assets, net                                --               231              683
  Sale of short-term investments                                      3,114                --               --
  Acquisitions, net of cash acquired                                     --            17,578               --
                                                                 ----------        ----------       ----------
       Net cash provided by (used in) investing activities            1,691             6,396           (3,690)
                                                                 ----------        ----------       ----------

Cash flows from financing activities
  Proceeds (payments) related to borrowings                            (500)            2,000           (4,633)
  Proceeds from issuances of common stock, net of discount              133             2,177           43,420
  Payments to acquire treasury stock                                 (2,064)               --               --
  Payments for redemption of preferred stock                             --                --           (4,925)
  Payment of preferred stock dividends                                   --                --           (2,684)
  Other financing activities                                             --              (212)            (767)
                                                                 ----------        ----------       ----------
        Net cash provided by (used in) financing activities          (2,431)            3,965           30,411
                                                                 ----------        ----------       ----------

        Increase (decrease) in cash and cash equivalents            (24,589)            1,524           22,552

Cash and cash equivalents, beginning of year                         26,644            25,120            2,568
                                                                 ----------        ----------       ----------

Cash and cash equivalents, end of year                           $    2,055        $   26,644       $   25,120
                                                                 ==========        ==========       ==========


          See accompanying notes to consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(1)      ORGANIZATION

         InteliData Technologies Corporation ("InteliData" or the "Company"), is engaged in providing products and services for two primary markets: telecommunications and electronic commerce. The Company designs, develops and markets telecommunications products, including Caller ID adjuncts, integrated and smart telephones, and markets small business systems to retailers and distributors. The Company also develops products and services for financial institutions to assist in home banking and electronic bill payment initiatives.

         During the fourth quarter of 1997, the Company announced its intention to sell the interactive services division which was established to provide interactive applications for use on smart telephones and other small screen devices, such as alpha-numeric pagers, Personal Communication Systems ("PCS") devices and personal digital assistants ("PDAs"). The discontinued operations of the interactive services division are not considered to be material to the overall financial statements.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Consolidation - The consolidated financial statements include the accounts of the Company after elimination of all intercompany balances and transactions. Certain items from the 1996 and 1995 financial statements have been reclassified to conform to the 1997 financial statement presentation.

(b) Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company considers the impairment of long-lived assets based on an assessment of the asset's ability to contribute to the profitability of the Company using estimates of expected future cash flows. The Company records inventory reserves based on current market conditions.

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

(e) Short-term Investments - The Company reports its short-term investments in marketable securities as available-for-sale with any unrealized gains (losses) reflected as a separate component of stockholders' equity. Realized gains or losses are determined on the first-in, first-out method and are reflected in net income. Short-term investments are reported at cost which approximates fair value.

(f) Inventories - Inventories are stated at the lower of cost or market, with cost determined on a weighted average basis.

(g) Property, Plant and Equipment - Property, plant and equipment is stated at cost. Equipment under capital lease is stated at the lower of the present value of minimum lease payments at the beginning of the lease term or the estimated fair value of the equipment at the inception of the lease.

         Depreciation  of  property  and  equipment  is  calculated   using  the
straight-line method over the estimated useful lives of the assets as follows:

                         Category                 Years
                  -------------------------       -----
                  Building and improvements        5-20
                  Leasehold improvements           5-15
                  Leased equipment                  2-5
                  Equipment                         3-7
                  Molds and tools                   3-5

         Equipment held under capital lease and leasehold improvements are amortized using the straight-line method over the lease term or estimated useful life, whichever is shorter. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts and any gain or loss is reflected in income. Maintenance and repairs are charged to expense as incurred.

(h) Intangible Assets - The Company carried its intangible assets at December 31, 1996, including costs in excess of net assets acquired and other intangible assets, at cost which were amortized using the straight-line method over 2 to 15 years. Other intangible assets are reported in other assets on the balance sheet.

(i) Deferred Revenues - The Company received five million dollars from Visa as a result of an agreement whereby the Company surrendered the right to certain future royalty payments. The cash payment is recorded in deferred revenue and is being recognized in electronic commerce revenues over a two year period.

(j) Income Taxes - Income taxes are accounted for in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(k) Accounting for Stock-Based Compensation - The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the Financial Accounting Standards Board in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.

(l) Loss per Common Share - Basic loss per common share is computed by dividing net loss, after deducting preferred stock dividend requirements, by the basic weighted average number of shares of common stock outstanding during the year. Diluted loss per common share includes common stock equivalents consisting of stock options. Diluted loss per share is not presented because of the net losses. Dilutive stock options that were not included in the loss per share computation because they would have been antidilutive for 1997, 1996 and 1995 were approximately 3,250,000, 3,000,000 and 2,400,000, respectively.

         Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") establishes new standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with a presentation of basic EPS and diluted EPS, requires a dual presentation on the face of the financial statements, and requires a reconciliation of basic EPS to diluted EPS. The presentation of basic EPS and diluted EPS would have been the same as EPS actually reported for the respective periods because of net losses. All prior net loss per share amounts have been named basic loss per share and such amounts were not changed by this required restatement.

         Dividend requirements on all series of the Company's preferred stock prior to the redemption or conversion of such preferred stock are deducted from net income or loss applicable to common shareholders in computing net loss per common share. The preferred dividend requirement was $681,000 for the year ended December 31, 1995.

(m) New Accounting Pronouncements - Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") was issued in June 1997 and is effective for financial statements beginning after December 15, 1997. The statement establishes new standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The impact of SFAS 130 on future financial statement presentations will be to show comprehensive income.

         Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") was issued in June 1997 and is effective for financial statements beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management has not yet determined the impact of SFAS 131 on future financial statement presentations.

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

         Effective September 30, 1996 Braun, Simmons & Co. ("Braun Simmons"), a firm specializing in the development of home banking and electronic commerce solutions for financial institutions, was merged into US Order (the "Braun Simmons Acquisition"). This merger was accounted for as a purchase of Braun Simmons by US Order. US Order acquired all of the outstanding stock of Braun Simmons for $2 million and 375,000 shares of the Company's common stock.

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

Year Ended December 31, 1995:
                                              Historical                                                     Pro Forma
                                  ----------------------------------------                                   ----------
                                  US Order   Braun Simmons   Colonial Data     Adjustments    Reference      InteliData
                                  --------   -------------   -------------     -----------   -------------   ----------
Revenues......................... $  4,186        $  1,841       $  74,194         $    --                    $  80,221
                                                                                        --
Cost of revenues.................    2,470           1,024          44,240           1,089              (2)      48,823
Gross profit.....................    1,716             817          29,954          (1,089)             (2)      31,398
Operating expenses...............    6,877             826          11,056           5,494              (3)      24,253
Operating income (loss)..........   (5,161)             (9)         18,898          (6,583)          (2)(3)       7,145
Net income (loss)................   (4,718)            (29)         12,523          (4,313)    (2)(3)(4)(5)       3,463
Basic income (loss) per share.... $  (0.50)                      $    0.87                                    $    0.14
Diluted income (loss) per share.. $  (0.50)                      $    0.84                                    $    0.11

Year Ended December 31, 1996:
                                              Pro Forma                                                      Pro Forma
                                  ----------------------------------------                                   ----------
                                  US Order   Braun Simmons   Colonial Data     Adjustments    Reference      InteliData
                                  --------   -------------   -------------     -----------   ------------    ----------
Revenues......................... $  4,227        $  3,653       $  63,987       $  (1,894)           (1)    $   69,973
Cost of revenues.................    3,832           2,272          43,490             101         (1)(2)        49,695
Gross profit.....................      395           1,381          20,497          (1,995)           (2)        20,278
Operating expenses...............   19,911           1,284          18,312           2,285            (3)        41,792
Operating income (loss)..........  (19,516)             97           2,185          (4,280)        (2)(3)       (21,514)
Net income (loss)................  (19,349)             67             688           4,011   (2)(3)(4)(5)       (14,583)
Basic and diluted income (loss)
  per share...................... $  (1.20)                      $    0.04                                   $    (0.46)

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

(b)      Purchase Accounting   (in thousands)

         The purchase amount of Braun Simmons was:

                  Fair value of common stock issued                      $4,170
                  Cash consideration                                      2,000
                  US Order transaction costs                                913
                                                                         ------
                           Total                                         $7,083
                                                                         ======

         The purchase amount was allocated for Braun Simmons as follows:

                  Current assets                                         $  700
                  Equipment and other                                       286
                  In-process research and development                     4,914
                  Goodwill                                                1,898
                  Liabilities assumed                                      (715)
                                                                         ------
                           Total                                         $7,083
                                                                         ======

         The purchase amount of Colonial Data was:

                  Fair value of common stock issued                    $179,118
                  Fair value of employee stock options and warrants       2,805
                  Cost of previous investment in Colonial Data            3,393
                  US Order transaction costs                              1,309
                                                                       --------
                           Total                                       $186,625
                                                                       ========

         The purchase amount was allocated for Colonial Data as follows:

                  Current assets                                       $ 60,488
                  Lease base                                              3,747
                  Equipment and other                                     5,754
                  In-process research and development                    72,300
                  Developed technology                                    1,418
                  Goodwill                                               49,483
                  Liabilities assumed                                    (6,565)
                                                                       --------
                           Total                                       $186,625
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

(c)      Income (Loss) Per Share

         US Order's historical loss per share for the year ended December 31, 1995 includes $681,000 of preferred dividend requirement which has been deducted from historical net loss in determining net loss attributable to common stockholders. All of US Order's series of preferred stock, including accumulated dividends, were redeemed or converted to common stock in June 1995. The historical preferred dividend requirement has been excluded from the computations of pro forma income (loss) per share.

         The weighted average shares used in the computations of pro forma basic and diluted income (loss) per share assumes that the shares issued in the acquisition of Braun Simmons and the total number of shares exchanged in the Mergers and the Braun Simmons Acquisition, net of canceled intercorporate investment shares, were outstanding for all periods presented. The impact of outstanding stock options and warrants of the Company has been considered using the treasury stock method.

(4)      SEGMENT REPORTING

         The Company maintains operations in two primary markets: telecommunications and electronic commerce. Intersegment sales are not material. Operating loss in these two market divisions represents total revenues less operating expenses, and excludes general corporate expenses, other income and expense and income taxes. Identifiable assets are those assets employed in each segment's operation, including an allocated value to each segment of cost in excess of net assets acquired. Corporate assets consist primarily of cash and cash equivalents, investments, and assets not employed in the production of goods or services. Segment financial information is as follows (in thousands):

                                                     Telecom-         Electronic
                                                    munications        Commerce      Corporate      Consolidated
                                                    -----------       ----------     ----------     ------------

         1997
         ----
         Revenues                                   $    56,358       $    3,951         $   --     $    60,309
         Operating loss                                 (68,116)          (6,588)       (16,600)        (91,304)
         Identifiable assets                             40,816              845         12,740          54,401
         Depreciation and amortization                    5,990              450            895           7,335
         Capital expenditures                               907              163            353           1,423

         1996
         ----
         Revenues                                   $    10,942       $    2,957         $   --     $    13,899
         Operating loss                                 (79,014)          (9,072)        (8,026)        (96,112)
         Identifiable assets                             97,801            7,932         38,013         143,746
         Depreciation and amortization                    1,484              198          1,043           2,725
         Capital expenditures                               110              771          1,423           2,304

         Operating losses for 1997 for the telecommunications, electronic commerce and corporate divisions include charges associated with the impairment of assets, including goodwill and advertising credits, were $60,853,000, $2,035,000 and $4,331,000, respectively. Operating loss for 1996 for the telecommunications and electronic commerce divisions include in-process research and development expenses of $72,300,000 and $4,914,000, respectively. Segment information for 1995 is not presented as the Company did not operate under separate business markets during these periods.

(5)      INVENTORIES

         Inventories consist of the following at December 31 (in thousands):

                                       1997          1996
                                     --------      --------
                 Finished goods      $ 21,912      $ 23,577
                 Raw materials          1,108         4,843
                                    ---------    ----------
                                     $ 23,020      $ 28,420
                                     ========      ========

         The Company's inventories have been reduced by reserves aggregating $11,354,000 at December 31, 1997.

(6)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following at December 31 (in thousands):

                                              1997           1996
                                            --------       --------
                Land and building           $  1,623       $  1,482
                Equipment                      5,801          4,491
                Leased equipment               3,053          4,366
                Leasehold improvements           834            852
                Furniture and fixtures           589            678
                                            --------       --------
                                              11,900         11,869
                Accumulated depreciation      (5,651)        (2,726)
                                            --------       --------
                                            $  6,249       $  9,143
                                            ========       ========

(7)      ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities consists of the following at December 31 (in thousands):

                                                            1997         1996
                                                          --------     --------
         Accrued selling expenses                         $  1,363     $    740
         Accrued professional and insurance                  1,176          669
         Accrued wages and related expenses                  1,040        2,387
         Accrued compensation expense                          954        2,805
         Accrued inventory and equipment                       933          713
         Accrued corporate restructuring and acquisition       636        2,476
         Accrued tax liabilities                               408        1,100
         Other liabilities                                   1,017        1,490
                                                          --------     --------
                                                          $  7,527     $ 12,380
                                                          ========     ========

(8)      BORROWINGS

         In May 1996, the Company entered into a credit facility agreement with a bank that provides for borrowings of up to $15,000,000 for cash advances and letters of credit. The loan is secured by substantially all of the Company's assets and bears interest at an annual rate equal to the bank's prime rate. The bank's prime rate was 8.50% and 8.25% as of December 31, 1997 and 1996, respectively. As of December 31, 1997, the Company had $1,500,000 outstanding under the line of credit and had available $7,031,000 for cash advances and letters of credit. The weighted average interest rate, maximum amount borrowed and average amount borrowed in 1997 were 8.49%, $2,100,000 and $326,000, respectively. The carrying amount of the borrowings at December 31, 1997 and December 31, 1996 represent the fair values at the same dates, respectively. The loan agreement contains restrictive covenants, the most significant of which are certain financial ratios and prohibition of dividends. As of December 31, 1997, the Company did not meet the tangible net worth and the debt service coverage covenants of its credit agreement with the bank and was put on notice of default. Subsequently, the Company received a waiver for the covenant violations from the bank.

         Interest expense was $53,000, $2,000 and $286,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Cash paid for interest was $53,000, $16,000 and $324,000 in 1997, 1996 and 1995, respectively.

(9)      RELATED-PARTY TRANSACTIONS

(a)      Strategic Business Partner

         In August 1994, the Company sold its electronic banking and bill pay operations (the "Visa Bill-Pay System") to Visa. As part of the Visa transaction, the Company's president was appointed to, and the Company's chairman was named an advisor to, the board of directors of Visa InterActive. Included in service fee revenues are $751,000, $1,219,000 and $737,000 in 1997, 1996 and 1995, respectively, related to services provided by the Company to Visa InterActive and Visa banks/members. Included in the accompanying consolidated balance sheets are receivables due from Visa InterActive totaling $581,000 as of December 31, 1996 which was paid in 1997. In August 1997, Visa InterActive was sold to an unrelated party and the Company's officers resigned from their Visa InterActive board positions.

(b)      Primary Investor

         The chairman of the board of directors of the Company is a director of WorldCorp, Inc. ("WorldCorp"), the Company's primary investor. Two other directors of the Company are also members of the board of directors of WorldCorp. WorldCorp owned approximately 29% of the Company's outstanding voting stock as of December 31, 1997 and 1996.

         The Company had a $3,500,000 long-term note that was redeemed in June 1995 with a portion of the proceeds from the sale of common stock in its initial public offering. Interest expense on this long-term note was $216,000 for the year ended December 31, 1995. WorldCorp also paid certain of the Company's personnel costs including salary, benefits, business and other related costs for which the Company was billed on a cost-reimbursed basis. In November 1996, the Company terminated this relationship with WorldCorp. During the years ended December 31, 1996 and 1995, the Company paid WorldCorp approximately $439,000 and $207,000, respectively, related to these arrangements. At December 31, 1997 and 1996, the Company was not indebted to WorldCorp for significant amounts.

(c)      Investment in Joint Venture

         On August 4, 1997, the Company provided notice to its joint venture partner, Blau Marketing Technologies, Inc. ("BMT") of its intention to terminate the parties' joint venture in Worldwide Telecom Partners, Inc. ("Worldwide Telecom") effective September 5, 1997. The joint venture provided telecommunications products combined with marketing services to the telecommunications industry. As of September 30, 1997, the Company wrote-off its investment in the joint venture and provided for certain reserves for accounts receivable due from the joint venture.

         The Company's subsidiary filed suit in September 1997 against Worldwide Telecom, BMT and an officer of BMT in Connecticut Superior Court seeking payment by Worldwide Telecom of past due accounts receivable in the amount of approximately $11.0 million and making certain other claims including breach of contract. BMT filed a separate suit against the Company and its subsidiary, Worldwide Telecom and an officer of the Company on October 31, 1997 alleging breach of contract and making certain other claims and seeking damages in excess of $15,000. In January 1998, the Company settled out of court with BMT in an agreement whereby the Company received the remaining ownership shares in Worldwide Telecom and cash of $1 million.

(d)      Long-term Investments

         On October 18, 1995, the Company acquired an equity interest in HFN, a newly formed, development stage personal computer software company that plans to develop and deliver electronic financial products and services to consumers. In 1996, the Company recorded losses in its investment in HFN of $2,801,000. The Company believes its investment was impaired based on the history of losses of HFN.

(10)     STOCKHOLDERS' EQUITY

(a)      Stock Options

         The Company sponsors the following stock option plans which cover substantially all employees and certain directors: the US Order 1991 Stock Option Plan ("1991 Plan"), the Colonial Data 1994 Long-Term Incentive Plan ("Colonial Data Plan"), the US Order 1995 Incentive Plan ("1995 Plan"), the US Order 1995 Non-Employee Directors' Stock Option Plan ("1995 Directors' Plan"), the InteliData 1996 Incentive Plan ("1996 Plan"), the InteliData 1996 Non-Employee Directors' Stock Option Plan ("1996 Non-Employee Directors' Plan"), the InteliData 1997 Executive Plan, and Additional Plans.

         1991 Plan
         ---------

         The Company had reserved 3,000,000 shares of common stock for the exercise of options under this plan. Options are granted for purchases of the same number of shares of the Company's common stock. For the 1991 Plan, options typically vest monthly over a period of three to five years and expire after eight years. However, no vesting occurs until after the employee has completed one year of service with the Company. The 1991 Plan was terminated in May 1995. As of December 31, 1997, there were 1,157,365 shares vested and exercisable under the 1991 Plan.

         Colonial Data Plan
         ------------------

         Colonial Data's board of directors authorized the issuance of options for purchase of common stock for key employees. The options entitle the holder to purchase the Company's common stock at the fair market value at the date of grant. Colonial Data's board of directors as part of its 1994 Long-Term Incentive Plan authorized 500,000 shares of stock to be available for grants. The options vest periodically through 2000 and expire in 2006 and expire after 10 years from the date of grant. The Colonial Data Plan was terminated in November 1996. As of December 31, 1997, there were 98,165 shares vested and exercisable under the Colonial Data Plan.

         1995 Plan
         ---------

         The Company had reserved 1,000,000 shares of common stock for the exercise of options under this plan. Options are granted for purchases of the same number of shares of the Company's common stock. For the 1995 Plan, options typically vest monthly over a period of three to five years and expire after eight years from the date of grant. However, no vesting occurs until after the employee has completed one year of service with the Company. The 1995 Plan was terminated in November 1996. As of December 31, 1997, there were 70,576 shares vested and exercisable under the 1995 Plan.

         1995 Directors' Plan
         --------------------

         The Company had reserved 250,000 shares of common stock for the exercise of options under this plan. Options were granted for purchases of the same number of shares of the Company's common stock. For the 1995 Directors'
Plan, options vest monthly over a three year period beginning on the date of grant and expire ten years subsequent to the date of grant. The grant price for the plan was based on the average of the closing Nasdaq market price of the Company's stock on the thirty trading days preceding the date of the grant. The 1995 Directors' Plan was terminated in November 1996. As of December 31, 1997, there were 3,958 shares vested and exercisable under the 1995 Directors' Plan.

         1996 Plan
         ---------

         The Company had reserved 1,500,000 shares of common stock for the exercise of options under this plan. Options are granted for purchases of the same number of shares of the

Company's common stock. The exercise price of each option shall not be less than eight-five percent (85%) of the fair market value of the Company's common stock on the date the option is granted and an option's maximum term is 10 years. Options for existing employees are granted by the board of directors and typically vest ratably over four years. Options granted to new hires are awarded at the discretion of the Company's management in accordance with guidelines approved by the board of directors. However, typically, no vesting occurs until after the employee has completed one year of service with the Company. As of December 31, 1997, there were 60,000 shares vested and exercisable under the 1996 Plan.

         1996 Non-Employee Directors' Plan
         ---------------------------------

         The Company reserved 200,000 shares of common stock for the exercise of options under this plan. Options are granted for each non-employee director who qualifies for participation under the plan. The exercise price of each option shall be the fair market value as defined in the plan of the Company's common stock and an option's maximum term is 10 years. For the 1996 Non-Employee Directors' Plan, options vest monthly over a period of one year. As of December 31, 1997, there were 12,496 shares vested and exercisable under the 1996 Non-Employee Directors' Plan.

         1997 Executive Plan
         -------------------

         The Company's Compensation Committee approved the reservation of 1,425,000 shares of common stock for the exercise of options in connection with a newly hired officer's agreeing to be employed by the Company under this plan subject to the approval of the board of directors. The board of directors approved this plan in February 1998. Options are granted by the board of directors and vest according to different schedules: 925,000 options are vested in equal annual increments over three years; 500,000 options vest at the end of eight years but may be accelerated with certain performance milestones. As of December 31, 1997, there were no shares vested and exercisable under the 1997 Executive Plan.

         Stock Option Repricing
         ----------------------

         In order to motivate and retain employees, on May 21, 1997, the Company offered employees participating in the Company's Stock Option Plans, except for the Chairman of the Board and the Chief Executive Officer, the opportunity to replace any remaining unvested stock options as of May 21, 1997 with an equal number of options at an exercise price of $6.00, which was above the closing market price on such date. Approximately, 642,000 stock options with exercise prices ranging from $6.38 to $23.75 were replaced. The replacement options vest over three years from May 21, 1997 in equal annual increments. As part of the process for the Company's recruitment of a senior executive officer in December 1997, the Company's president and chief executive officer agreed to cancel 425,000 options with an exercise price of $3.00 previously granted to him. In consideration of this cancellation of options, the Compensation Committee of the board of directors repriced 850,000 options previously granted to the executive (of which 750,000 were vested) from an exercise price of $7.13 to an exercise price of $1.80. The vesting schedule for the repriced options was also changed to provide that 425,000 options are vested and the remaining 425,000 options will vest in 2002, but will accelerate upon certain stock performance milestones. The Compensation Committee approved the repricing in February 1998.

         Additional Plans
         ----------------

         In addition to options issued in 1995 under both the 1991 and 1995 Plans, the Company issued 15,000 options to three of its five non-affiliate directors and 25,000 options to a non-affiliate who helped in arranging a placement of Series C preferred stock. Each of these grants has a $7.13 exercise price. The 45,000 options issued to non-affiliate directors vest monthly over a three-year period, and the 25,000 options granted to the non-affiliate vested immediately. As of December 31, 1997, of these 45,000 options, 30,000 options have been canceled, and options for 39,166 shares of common stock are exercisable under the plan.

         A summary of the changes in stock options for each of the Company's stock option plans is as follows:

                                           Exercise Prices
                                           ---------------      Number
                 Description                Min        Max    of Options
                 -----------                ---        ---    ----------

          December 31, 1994               $0.98      $7.13     2,430,921
            Granted                       $7.13     $23.75       406,400
            Exercised                     $0.98      $7.13      (373,106)
            Canceled                      $0.98     $21.00       (22,510)
                                                              ----------
          December 31, 1995               $0.98     $23.75     2,441,705
            Acquired in Mergers           $0.21     $20.38       474,800
            Granted                       $7.00     $23.50       756,530
            Exercised                     $0.98     $18.75      (353,182)
            Canceled                      $0.98     $23.13      (195,294)
                                                              ----------
          December 31, 1996               $0.21     $23.75     3,124,559
            Granted                       $1.63      $6.00     2,916,450
            Exercised                     $4.50      $4.50        (1,000)
            Canceled                      $0.21     $23.75    (1,305,796)
                                                              ==========
          December 31, 1997               $0.21     $23.75     4,734,213
                                                              ==========

         During 1996 and 1995, the Company recognized $128,000 and $225,000 of compensation expense, respectively, in connection with options granted at exercise prices below the estimated fair market value of the Company's common stock at the date of grant. As of December 31, 1997, deferred compensation relating to these grants was $18,000, which will be recognized over the remaining vesting period.

(b)      Stock Compensation Plans

         At December 31, 1997, the Company has eight stock-based compensation plans. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock options granted under the stock compensation plans. Had compensation cost for the Company's stock compensation plans been determined based on the fair value at the grant dates for the 1997, 1996 and 1995 awards under those plans, the Company's net loss and basic loss per share for the years ended December 31, 1997, 1996 and 1995 would have been

$95,180,000 and $3.01 per share; $99,341,000 and $5.41 per share; and $5,674,000 and $0.53 per share, respectively. Stock compensation expense for 1995 was calculated for the period from the initial public offering to the end of the year.

         The weighted average fair value of options granted during 1997, 1996 and 1995 was $2.57, $16.69 and $11.36 per share, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 85%, and a risk free interest rate of 6.00%.

                                                        Options Outstanding                  Options Exercisable
                                                -------------------------------------       ----------------------
                                                                             Weighted                     Weighted
Plan Description                                               Weighted      Average                      Average
----------------               Range of           Number        Average      Exercise      Number of      Exercise
                            Exercise Prices     of Options       Life        Price          Options       Price
                           -----------------    ----------    ----------     ------         -------       -----
1991 Plan                    $0.98 - $9.50      1,697,383     5.3 years      $2.78       1,157,365       $2.79
Colonial Data Plan           $3.00 - $20.38       186,776     9.2 years      $6.11          98,165       $6.21
1995 Plan                    $6.00 - $23.75       359,754     6.2 years      $8.72          70,576      $18.24
1995 Directors' Plan        $18.86 - $18.86         7,500     9.8 years     $18.86           3,958      $18.86
1996 Plan                    $1.80 - $6.00        997,800     8.7 years      $3.98          60,000       $5.99
1996 Non-Employee
  Directors' Plan            $5.03 - $5.03         20,000     9.3 years      $5.03          12,496       $5.03
1997 Executive Plan          $1.63 - $1.63      1,425,000     8.7 years      $1.63              --          --
Additional Plans             $7.13 - $7.13         40,000     7.0 years      $7.13          39,166       $7.13

         The Company has options outstanding and exercisable in varying price ranges. The schedule below details the Company's options by price range:

                             Options Outstanding            Options Exercisable
                      -----------------------------------  ---------------------
                                                Weighted                Weighted
                                    Weighted    Average                 Average
      Range of          Number       Average    Exercise   Number of    Exercise
   Exercise Prices    of Options      Life      Price       Options     Price
  -----------------   ----------   ----------   ------      -------     -----
    $0.98 - $1.63     1,826,811    6.9 years    $1.48        401,811    $0.98
    $1.64 - $3.00     1,480,578    8.2 years    $2.29        469,078    $1.86
    $3.01 - $4.70       174,426    6.0 years    $4.20        111,641    $4.16
    $4.71 - $7.00       834,595    7.4 years    $5.80         82,496    $5.81
    $7.01 - $10.50      323,860    4.8 years    $7.39        292,773    $7.36
   $10.51 - $23.75       93,943    5.8 years   $18.43         83,927   $18.33

(c)      Employee Stock Purchase Plan

         Under the Employee Stock Purchase Plan, approved in 1996, the Company is authorized to issue up to 500,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each period to have up to twenty percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. The Employee Stock Purchase Plan's first period began January 2, 1997. During the year ended December 31, 1997, the Company issued 44,307 shares of stock under the plan. The Company had an employee stock purchase plan in existence during 1996, however, there was not a significant number of shares of stock sold under the Plan in 1996.

(d)      Treasury Stock

         On August 12, 1997, the Company announced that its board of directors authorized a stock repurchase program whereby the Company is authorized to repurchase from time to time up to two million shares of the Company's common stock from the open market. As of December 31, 1997, the Company had paid $2,064,000 to repurchase 681,500 shares of its common stock.

(e)      Receivable from Sale of Stock

         In connection  with a private  placement  offering in 1993, the Company received $2,500,000 in advertising credits. The Company has recognized advertising credits aggregating $44,000 through 1996. During the third quarter of 1997, the Company wrote-off the advertising credits based on the expected lack of use of the credit. As of December 31, 1996, the receivable from sale of stock was included in the accompanying balance sheet as a reduction of stockholders' equity.

(f)      Subsequent Event

         In January 1998, the Company announced that its Board of Directors has adopted a Stockholder Rights Plan. The rights are designed to assure that all the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other tactics to gain control of the Company without paying all stockholders a control premium.

         Terms of the Stockholder Rights Plan provide for a dividend distribution of one right for each share of common stock to holders of record at the close of business on February 6, 1998. Shareholders will be able to exercise the rights only in the event, with certain exceptions, an acquiring party accumulates 20 percent or more of the Company's voting stock, or if a party (an acquiring person) announces an offer to acquire 20 percent or more without prior approval of the Company's Board of Directors. The rights will expire on January 21, 2008. Each right initially will entitle the holder to buy one one-thousandth of a share of a new series of preferred stock at a price of $13.

         In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either the Company's common stock or shares in an acquiring person at half of market value. Further, at any time after a person or group acquires 20 percent or more of the Company's outstanding voting stock, the board of directors may, at its option, exchange part or all of the rights (other than rights held by the acquiring person, which will become void) for shares of the Company's common stock on a one-for-one basis. The rights will therefore cause substantial dilution to a person or group that acquires 20 percent or more of the Company's common stock on terms not approved by the board.

(11)     CORPORATE RESTRUCTURING AND UNUSUAL CHARGES

         The Company recorded a provision for corporate restructuring during the fourth quarter of 1996 of $1,568,000. This amount consists of $1,323,000 in facilities consolidations, $175,000 in relocation expenses for certain employees, and $70,000 for the write-down of duplicative processing equipment. During 1997, the Company incurred $301,000 in facilities consolidation costs in the second quarter when it closed its customer service location in Virginia, incurred $90,000 in relocation costs for certain employees during the first and second quarter, and incurred $70,000 for the write-down of duplicative processing equipment in the first quarter. The remaining $1,107,000 of the accrual for corporate restructuring costs was associated with other facilities consolidations that did not occur because the Company recognized the need to retain such facilities for product development during 1997 and accordingly, these expenses were reversed back into income during the second quarter of 1997.

         The Company recorded a provision for corporate restructuring during the third quarter of 1997 of $1,003,000. This amount consists of $771,000 in employee reduction and related matters, $190,000 in obsolete equipment, and $42,000 in facilities closings. As of December 31, 1997, the Company incurred employee reductions and relocation expenses aggregating $177,000 and write-down for obsolete equipment of $190,000. As of December 31, 1997, the Company has $636,000 in remaining restructuring accruals recorded on its books. Management believes that these costs will be incurred by the Company in 1998.

         During the third quarter of 1997 the Company announced a strategic repositioning of the Company's telecommunications division based on recent events in its marketplace. In connection with this repositioning and the aforementioned corporate restructuring, the Company's management evaluated its financial position and determined that it would be appropriate to charge to operations the remaining unamortized costs of intangible assets due to impairment, adjust inventory carrying amounts to the lower of cost or market, and reflect certain additional restructuring charges, including charges for separation agreements with employees and charges associated with the termination of a joint venture agreement. Additionally, the Company adjusted the carrying value of a receivable from the sale of stock for an advertising credit based on the Company's expected use of the credit. Such third quarter 1997 unusual charges aggregated $49,246,000 for the impairment of intangible assets; $11,333,000 for inventories and commitments; $1,003,000 for restructuring charges (see above); $1,434,000 for separation agreements; $3,653,000 for assets relating to the joint venture; and $2,456,000 for impairment of the advertising credits. The impairment was based on the excess of the carrying value of the assets over the assets' fair values. The fair value of the assets were generally determined as the estimates of future cash flows generated by the assets.

(12)     EMPLOYEE 401(K) SAVINGS PLAN

         The Company adopted a defined contribution plan ("Plan") that qualifies for preferential tax treatment under Section 401(a) of the Internal Revenue Code. Participation in the Plan is available to employees who are at least twenty-one years of age and have three months of service. Company contributions to the Plan are based on a percentage of employee contributions and were not significant. Administrative expenses for the Plan were paid for by the Company.

(13)     INCOME TAXES

         Income taxes consist of current state income taxes of $61,000 and $25,000 for the years ended December 31, 1997 and 1996, respectively.

         A reconciliation of taxes computed at the statutory federal tax rate on loss before income taxes to the actual income tax expense is as follows (in thousands):

                                                                        YEARS ENDED DECEMBER 31,
                                                             --------------------------------------------
                                                                 1997             1996            1995
                                                             -----------      -----------     -----------

         Income tax benefit computed at the statutory rate   $   (31,512)     $   (33,496)    $    (1,604)
         Book expenses not deductible for tax purposes            27,190           28,378             129
         Generation of net operating loss carryforwards            4,383            5,118           1,475
         State income tax net of federal benefit                      61               25              --
                                                             -----------      -----------     -----------
                 Income taxes                                $        61      $        25     $        --
                                                             ===========      ===========     ===========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996, are as follows (in thousands):

                                                           1997          1996
                                                         --------      --------
         Deferred tax assets:
         Net operating loss carryforwards                $ 20,469      $ 15,942
         Capitalized start-up expenditures                     --           341
         Accounts receivable and inventory revaluation      9,811         6,394
         Equipment and property                               122           137
         General business credit carryforward                 489           489
         Alternative minimum tax carryforward                  60            60
         Other                                                 --           128
                                                         --------      --------
              Total gross deferred tax asset               30,951        23,491
         Valuation allowance                              (30,951)      (22,210)
                                                         --------      --------
              Net deferred tax assets                          --         1,281

         Deferred tax liability:
         Accounts payable and accrued liabilities              --        (1,281)

         Net deferred taxes                              $     --      $     --
                                                         ========      ========

         The net changes in the total valuation allowance for the years ended December 31, 1997 and 1996 were an increase of $8,741,000 and $13,239,000, respectively.

         At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $50 million, which expire in 2007 through 2012, general business tax credits of approximately $490,000, which expire in 2005 through 2010, and an alternative minimum tax credit carryforward of approximately $60,000, which may be carried forward indefinitely and used to offset future regular taxable income. Included in the Company's net operating loss carryforward is approximately $3,521,000, related to exercises of employee stock options, which, if utilized in the future to reduce taxable income, will be credited directly to additional paid-in capital. Cash paid for income taxes was not significant in 1997, 1996 and 1995.

(14)     MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

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

         Revenues from Bell Atlantic, Worldwide Telecom and the US West lease base represented 19%, 19% and 14% of total revenues for the year ended December 31, 1997, respectively. Revenues from Worldwide Telecom, the US West lease base and Visa InterActive represented 20%, 13% and 11% of total revenues for the year ended December 31, 1996. Revenues from Visa InterActive and a financial institution were 27% and 11% of total revenues for the year ended December 31, 1995.

         Accounts receivable from Worldwide Telecom, the US West lease base and Bell Atlantic represent 52%, 25% and 16% of the total accounts receivable as of December 31, 1997. Accounts receivable from Worldwide Telecom and the US West lease base represented 24% and 12% of the total accounts receivable at December 31, 1996.

(15)     COMMITMENTS AND CONTINGENCIES

(a)      Leases

         The Company leases facilities and equipment under cancelable and noncancellable operating lease agreements. The facility leases are for terms from one to nine years. Rent expense was $1,054,000, $907,000 and $234,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         Future minimum lease payments under noncancellable operating leases with initial or remaining terms in excess of one year at December 31, 1997, were as follows (in thousands):

                                            Year ending December 31,
                                            ------------------------
           1998                                      $  1,017
           1999                                           641
           2000                                            92
                                                     --------
              Total minimum lease payments           $  1,750
                                                     ========

(b)      Royalties

         The Company has a license relating to certain Caller ID patents and technology with Lucent Technologies, Inc. ("Lucent"). For licensed products leased, sold or put in use, the Company pays a royalty to Lucent. The Company also pays a royalty for the sale of Caller ID or other products using certain
RBOC names in marketing channels other than sales directly to the RBOC or through an agency program on behalf of the RBOC. Royalty expense was $1,225,000 and $106,000 for the year ended December 31, 1997 and for the period from November 7, 1996 through December 31, 1996, respectively.

(c)      Letters of Credit

         The Company was contingently liable for outstanding letters of credit for overseas purchases totaling $6,469,000 and $4,500,000 on December 31, 1997 and 1996, respectively.

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

(f)      Litigation

         The Company is not currently a party to any material litigation. From time to time, the Company is a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such routine litigation will be likely to have a material adverse effect on the Company's financial condition or results of operations.

(16)     VALUATION AND QUALIFYING ACCOUNTS

         The components of significant valuation and qualifying accounts for the years ended December 31, 1996 and 1997 were as follows (in thousands):

                                                 Allowance for
                                                    Doubtful        Reserve for
                                                    Accounts        Inventories
                                                 -------------      -----------

        Balance, December 31, 1995               $          63      $        --
               Acquired in Mergers                       1,725               --
                                                 -------------      -----------
        Balance, December 31, 1996                       1,788               --
               Charged to costs and expenses             4,279           11,354
               Write-offs                                 (388)              --
                                                 -------------      -----------
        Balance, December 31, 1997               $       5,679      $    11,354
                                                 =============      ===========

(17)     UNAUDITED QUARTERLY FINANCIAL DATA

         The results of the Company's quarterly operations for the years ended December 31, 1997 and 1996 were (in thousands, except per share amounts):

                                              First         Second      Third (1)     Fourth (2)       Total
                                            ---------      ---------    ----------    ----------     ----------

         1997
         ----
         Revenues                           $  21,564      $  16,863    $   11,708    $   10,174     $   60,309
         Operating loss                          (251)        (5,130)      (78,859)       (7,064)       (91,304)
         Income (loss) before income taxes        188         (2,817)      (79,160)       (8,244)       (90,033)
         Net income (loss)                        165         (2,837)      (79,178)       (8,244)       (90,094)
         Basic income (loss) per common
            share                           $    0.01      $   (0.09)   $    (2.51)   $    (0.26)    $    (2.85)
         Diluted net income (loss) per
            common share                    $    0.00      $   (0.09)   $    (2.51)   $    (0.26)    $    (2.85)

         1996
         ----
         Revenues                               1,326      $     548    $    1,063    $   10,962     $   13,899
         Operating loss                        (2,033)        (3,145)       (8,451)      (82,483)       (96,112)
         Loss before income taxes              (1,988)        (3,206)       (8,524)      (81,984)       (95,702)
         Net loss                              (1,988)        (3,206)       (8,524)      (82,009)       (95,727)
         Basic and diluted loss per
            common share(3)                 $   (0.13)     $   (0.20)   $    (0.53)   $    (3.21)    $    (5.21)

         (1) During the third quarter of 1997, the Company announced a strategic repositioning and determined that it would be appropriate to charge to operations the remaining unamortized costs of intangible assets due to impairment, and inventory carrying amounts to the lower of cost or market, and to reflect certain restructuring charges. Such transactions resulted in an aggregate charge of $69,125,000 to operations.

         (2) On November 7, 1996, US Order, Inc. and Colonial Data Technologies Corp. consummated a Plan and Agreement of Merger. Operations of the Company subsequent to November 7, 1996 reflect the operations of the business of US Order and Colonial Data combined. The fourth quarter of 1996 also includes in-process research and development charges of $77,214,000 and restructuring charges of $1,568,000.

         (3) Loss per share numbers are not necessarily additive due to current year activities and rounding differences.

                          INDEPENDENT AUDITORS' REPORT




BOARD OF DIRECTORS AND STOCKHOLDERS
INTELIDATA TECHNOLOGIES CORPORATION
HERNDON, VIRGINIA

We have audited the accompanying consolidated balance sheets of InteliData Technologies Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of InteliData Technologies Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Hartford, Connecticut
February 4, 1998

                          INDEPENDENT AUDITORS' REPORT




BOARD OF DIRECTORS AND STOCKHOLDERS
INTELIDATA TECHNOLOGIES CORPORATION

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of InteliData Technologies Corporation for the year ended December 31, 1995, in conformity with generally accepted accounting principles.




                                                           KPMG PEAT MARWICK LLP

Washington, D.C.
February 5, 1996

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Directors

         The Company incorporates herein by reference the information concerning directors contained in its Proxy Statement for its 1998 Stockholder's Meeting to be filed within 120 days after the end of the Company's fiscal year (the "1998 Proxy Statement").

Executive Officers

         The following table sets forth the names and ages of all executive officers of the Company and all positions and offices within the Company presently held by such executive officers:

         Name           Age                  Position Held
         ----           ---                  -------------

 William F. Gorog        72        Chairman of the Board

 John C. Backus, Jr.     39        President and Chief Executive Officer,
                                   Electronic Commerce Division

 Brian A. Bogosian       41        President and Chief Executive Officer,
                                   Telecommunications Division

 John W. Hillyard        41        Vice President and Chief Financial Officer

 Albert N. Wergley       50        Vice President, General Counsel and Secretary

 Mark L. Baird           43        Vice President, Operations


WILLIAM F. GOROG has served as Chairman and director of the Company since November 1996. Mr. Gorog had served as Chairman of US Order from May 1990 to November 1996. From October 1987 until founding US Order in May 1990, he served as chairman of the board of Arbor International, an investment management firm. From 1982 to 1987, he served as president and chief executive officer of the Magazine Publishers of America, an association representing the principal consumer publications in the United States. During the Ford Administration, Mr. Gorog served as deputy assistant to the President for Economic Affairs and Executive Director of the Council on International Economic Policy. Prior to that time, he founded and served as chief executive officer of DataCorp., which developed the Lexis and Nexis information systems for legal and media research and which was subsequently sold to the Mead Corporation. He currently serves as a director of WorldCorp.

JOHN C. BACKUS, JR. has been Chief Executive Officer since April 1997 and President and a director of the Company since November 1996. Prior to November, 1996, he had worked at US Order since its inception in 1990 and had served as President, Chief Operating Officer and a director of US Order since 1994. Prior to working with US Order, Mr. Backus worked for six years at WorldCorp and its subsidiaries holding a variety of executive positions including vice president of corporate development, vice president of finance, and vice president of sales and marketing at a WorldCorp subsidiary. Prior to joining WorldCorp, Mr. Backus worked for Bain & Company, Inc., a worldwide strategy consulting firm with approximately 1,200 employees, in its consulting and venture capital groups where he focused on consumer products and services. Mr. Backus serves on the board of directors of World Airways, Inc. and Home Financial Network.

BRIAN A. BOGOSIAN has served as President and Chief Executive Officer of the Company's Telecommunications division since December 1997 and as a director since January 1998. Before joining the Company, he was president of
USTeleCenters, a marketer of local exchange services for the Regional Bell Operating Companies, since 1988. Prior thereto, he was Senior Vice President of AIM Telecom, a New Jersey based telephone equipment company. Before AIM, he served in management positions with Bell Atlantic, Southern New England Telephone, and CTC Communications.

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

Beneficial Ownership Reporting

         The Company incorporates herein by reference the information required by Item 405 of Regulation S-K contained in its 1998 Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         The Company incorporates herein by reference the information concerning executive compensation contained in the 1998 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1998 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1998 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  1.   FINANCIAL STATEMENTS

          See Item 8 of this Report

     2.   FINANCIAL STATEMENT SCHEDULES

          See Item 8 of this Report

     3.   EXHIBITS   (* denotes filed herewith)

          Status of Prior Documents
          InteliData's Annual Report on Form 10-K for the year ended December 31, 1997, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14, and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, as amended, which incorporates by reference such Annual Report on Form 10-K.

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

          10.1 US Order, Inc. 1991 Stock Option Plan. (Incorporated herein by reference to the US Order Registration Statement on Form S-1, File Number 33-90978).

          10.2 US Order, Inc. 1995 Incentive Plan. (Incorporated herein by reference to the US Order Registration Statement on Form S-1, File Number 33-90978).

          10.3 US Order, Inc. Non-Employee Directors' and Directors' Stock Option Plans. (Incorporated herein by reference to the US Order Registration Statements on Form S-8, File Numbers 333-2348 and 333-2346).

          10.4 Stock Option Agreement, dated as of August 1, 1994, between US Order, Inc. and John C. Backus, Jr. (Incorporated herein by reference to the US Order Registration Statement on Form S-1, dated June 1, 1995, File Number 33-90978).

          10.5 Amendment No. 1, dated as of May 1, 1995, to Stock Option Agreement between US Order, Inc. and John C. Backus, Jr. (Incorporated herein by reference to the US Order Registration Statement on Form S-1, File Number 33-90978).

          10.6 Employment Agreement, dated as of July 1, 1996, between Colonial Data Technologies Corp. and Robert J. Schock. (Incorporated herein by reference to the Company's Registration Statement on Form S-4, File Number 333-11081).

          10.7 Technical Information and Patent License Agreement effective as of August 1, 1987 by and between American Telephone and Telegraph and Colonial Data Technologies Corp. (Incorporated herein by reference to the Colonial Data Report on Form 10-Q for the quarter ended September 30, 1989, File Number 0-15562).

          10.8 Colonial Data Technologies Corp. 401(k) Plan. (Incorporated herein by reference to the Colonial Data Report on Form 10-K for the year ended December 31, 1994, File Number 0-15562).

          10.9 Agreement, dated as of March 1, 1996 between Colonial Data Technologies Corp. and Robert J. Schock. (Incorporated herein by reference to the Colonial Data Report on Form 10-Q for the quarter ended March 31, 1996, File Number 0-15562).

          10.10 Amended and Restated Loan and Security Agreement between Colonial Technologies Corp. and People's Bank, dated May 3, 1996. (Incorporated herein by reference to the Colonial Data Report on Form 10-Q for the quarter ended June 30, 1996, File Number 0-15562).

          10.11 Revolving Credit Note between Colonial Technologies Corp. and People's Bank, dated May 3, 1996. (Incorporated herein by reference to the Colonial Data Report on Form 10-Q for the quarter ended June 30, 1996, File Number 0-15562).

          10.12 Guaranty Agreement between Colonial Data Technologies Corp. and People's Bank, dated May 3, 1996. (Incorporated herein by reference to the Colonial Data Report on Form 10-Q for the quarter ended June 30, 1996, File Number 0-15562).

          10.13 Bond Purchase Agreement by and among CDT Realty Corp. and 80 Pickett District Associates, L.L.C., dated as of September 13, 1996. (Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1996, File Number 000-21685).

          10.14   InteliData  Technologies  Corporation  1996 Incentive  Plan.
                  (Incorporated   herein  by   reference   to  the   Company's
                  Registration Statement on Form S-8, File Number 333-16115).

          10.15 InteliData Technologies Corporation Non-Employee Directors' Stock Option Plan. (Incorporated herein by reference to the Company's Registration Statement on Form S-8, File Number 333-16117).

          10.16 InteliData Technologies Corporation Employee Stock Purchase Plan. (Incorporated herein by reference to the Company's Registration Statement on Form S-8, File Number 333-16121).

          10.17 Aircraft Lease Agreement between CDT Corp. and Colonial Data Technologies Corp. (Incorporated herein by reference to Exhibit 10 to Registrant's Report on Form 10-K of the year ended December 31, 1996, File Number 000-21685).

          10.18 Employment Agreement dated August 11, 1997 between InteliData Technologies Corporation and John C. Backus, Jr. (Incorporated herein by reference to Exhibit 10 to Registrant's Report on Form 10-Q of the quarter ended September 30, 1997, File Number 000-21685).

        * 10.19 Consulting Agreement dated May 7, 1997 between InteliData Technologies Corporation and Robert J. Schock.

        * 10.20 Employment and Non-Competition Agreement dated December 17, 1997 between InteliData Technologies Corporation and Mark L. Baird.

        * 10.21 Employment and Non-Competition Agreement dated December 17, 1997 between InteliData Technologies Corporation and John W. Hillyard.

        * 10.22 Employment and Non-Competition Agreement dated December 17, 1997 between InteliData Technologies Corporation and Albert N. Wergley.

          16.1 Letter from KPMG Peat Marwick LLP. (Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on November 27, 1996).

        * 21.1 InteliData Technologies Corporation List of Significant Subsidiaries.

        * 23.1    Consent of Deloitte & Touche LLP.

        * 23.2    Consent of KPMG Peat Marwick LLP.

          27.1    Financial Data Schedule, December 31, 1997.

          27.2    Financial Data Schedule, March 31, 1997 (restated).


(b)    REPORTS ON FORM 8-K

       The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on January 21, 1998.

                          * * * * * * * * * * * * * * *

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INTELIDATA TECHNOLOGIES CORPORATION

                               By      /s/ John C. Backus, Jr.
                                       -----------------------------------------
                                       John C. Backus, Jr.
                                       President and Chief Executive Officer of
                                       Electronic Commerce Division and Director
                                       (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                                   Date
---------                      -----                                   ----

/s/ John C. Backus, Jr.        President and Chief Executive Officer   March 30, 1998
-----------------------        of Electronic Commerce Division and
John C. Backus, Jr.            Director (Principal Executive Officer)

/s/ William F. Gorog           Chairman of the Board and Director      March 30, 1998
--------------------
William F. Gorog

/s/ Brian A. Bogosian          President and Chief Executive Officer   March 30, 1998
---------------------          of Telecommunications Division
Brian A. Bogosian              and Director

/s/ John W. Hillyard           Vice President and Chief Financial      March 30, 1998
-------------------            Officer (Principal Financial and
John W. Hillyard               Accounting Officer)

/s/ T. Coleman Andrews, III    Director                                March 30, 1998
---------------------------
T. Coleman Andrews, III

/s/ Patrick F. Graham          Director                                March 30, 1998
---------------------
Patrick F. Graham

/s/ John J. McDonnell, Jr.     Director                                March 30, 1998
--------------------------
John J. McDonnell, Jr.

/s/ L. William Seidman         Director                                March 30, 1998
----------------------
L. William Seidman