Form 10-K/A
period 1997-12-31
INTELIDATA TECHNOLOGIES CORP
filed 1998-04-30
CIK 1021810

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                               AMENDMENT NO. 1 ON
                                   FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                       INTELIDATA TECHNOLOGIES CORPORATION

                         AMENDMENT NO. 1 ON FORM 10-K/A

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART III
--------

Item 10.   Directors and Executive Officers of the Registrant..................3

Item 11.   Executive Compensation..............................................5

Item 12.   Security Ownership of Certain Beneficial Owners and Management.....11

Item 13.   Certain Relationships and Related Transactions.....................13

Signatures....................................................................14

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         The following table sets forth certain information regarding the directors of the Company:

         Name             Age              Position Held
         ----             ---              -------------

William F. Gorog          72    Director; Chairman of the Board

John C. Backus, Jr.       39    Director; President and Chief Executive Officer

Brian A. Bogosian         41    Director; President and Chief Executive Officer,
                                Telecommunications Division

T. Coleman Andrews, III   43    Director

Patrick F. Graham         58    Director

John J. McDonnell, Jr.    60    Director

L. William Seidman        77    Director

WILLIAM F. GOROG, age 72, has served as Chairman of the Board of Directors of the Company since 1996. Mr. Gorog was the founder of US Order and had served as its chairman and chief executive officer from May 1990 until the Merger. He is chairman of the executive committee of WorldCorp, Inc., and prior to April 1997, he served as chairman of the board of directors of WorldCorp. From October 1987 until founding US Order, he served as chairman of the board of Arbor International, an investment management firm. From 1982 to 1987, he served as president and chief executive officer of the Magazine Publishers of America, an association representing the principal consumer publications in the United States. During the Ford Administration, Mr. Gorog served as deputy assistant to the President for Economic Affairs and Executive Director of the Council on International Economic Policy. Prior to that time, he founded and served as chief executive officer of DataCorp., which developed the Lexis and Nexis information systems for legal and media research. He also serves as a director of Home Financial Network, Inc.

JOHN C. BACKUS, JR., age 39, has been President and a director of the Company since 1996 and became Chief Executive Officer in 1997. Prior to the Merger, he worked at US Order since its inception in 1990 and had served as President, Chief Operating Officer and a director of US Order since 1994. Prior to working with US Order, Mr. Backus worked for six years at WorldCorp, Inc. and its subsidiaries holding a variety of executive positions including vice president of corporate development, vice president of finance, and vice president of sales and marketing at a WorldCorp subsidiary. Prior to joining WorldCorp, Mr. Backus worked for Bain & Company, Inc., a worldwide strategy consulting firm, in its consulting and venture capital groups where he focused on consumer products and services. Mr. Backus serves on the board of directors of World Airways, Inc. and Home Financial Network, Inc.

BRIAN A. BOGOSIAN, age 41, has been a director since January 1998 and President and Chief Executive Officer of the Company's Telecommunications Division since December 1997. Previously, Mr. Bogosian was president of USTeleCenters, Inc., a marketer for the Regional Bell Operating Companies. Prior to USTeleCenters, Mr. Bogosian was senior vice president of AIM Telecom, a telephone equipment company. Before AIM, he served in management positions with Bell Atlantic, SNET, and CTC Communications.

T. COLEMAN ANDREWS, III, age 43, has served as a director of the Company since 1996 and was a director of US Order from 1990 until the Merger. He is chairman of WorldCorp, Inc., a position he has held since April 1997, and chairman of World Airways, Inc., a position he has held since 1986. From 1987 to April 1997, Mr. Andrews also served as chief executive officer of WorldCorp, and prior to 1996, he served as chief executive officer of World Airways. From 1978 through 1986, he was affiliated with Bain & Company, Inc., an international strategy consulting firm. Prior to his experience with Bain, Mr. Andrews served in several appointed positions in The White House during the Ford Administration.

PATRICK F. GRAHAM, age 58, has served as a director of the Company since 1996 and was a director of US Order from 1993 until the Merger. Since 1997, he has served as chief executive officer of WorldCorp, Inc. and was previously a director of Bain & Company, Inc., a management consulting firm co-founded by Mr. Graham in 1973. In addition to his primary responsibilities with Bain clients, he has served as Bain's vice chairman and chief financial officer. Prior to founding Bain, Mr. Graham was a group vice president with the Boston Consulting Group. Mr. Graham currently serves as a director of WorldCorp.

JOHN J. MCDONNELL, JR., age 60, has served as a director of the Company since 1997. Since 1990, he has served as president, chief executive officer, and a director of Transaction Network Services, Inc., a provider of data communications services for transaction oriented applications. Prior to that, he was president and chief executive officer of Digital Radio Networks, Inc., a local access bypass carrier. Previously, he held executive positions with the Electronic Industries Association and Tymnet, Inc. Mr. McDonnell currently serves as a director of Credit Management Solutions, Inc., a software development company, and Omnilink.

L. WILLIAM SEIDMAN, age 77, has served as a director of the Company since 1997. He is the publisher of Bank Director magazine and chief commentator on CNBC-TV. He served on the board of US Order from 1995 until the Merger. Mr. Seidman served from 1985 to 1991 as the chairman of the Federal Deposit Insurance Corporation ("FDIC") and from 1989 to 1991 also served as the first Chairman of the Resolution Trust Corporation. Before joining the FDIC, Mr. Seidman served as Dean of the College of Business at Arizona State University. From 1977 to 1982 he was vice-chairman and chief financial officer of Phelps Dodge Corporation. Mr. Seidman has also served as managing partner of Seidman & Seidman, Certified Public Accountants (now BDO Seidman), and as Assistant to the President for Economic Affairs during the Ford Administration. Mr. Seidman presently serves as a director of Fiserv, Inc., a data processing company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and beneficial owners of more than 10% of the Company's Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge based solely upon a review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ending December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of the Company's common stock were complied with, except that a Form 3 with respect to Mr. McDonnell becoming a member of the Board and which disclosed that he owned no shares of the Company's Common Stock was filed sixteen days late.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION
--------------------------------------------

SUMMARY COMPENSATION TABLE

         Because (i) the Company was not a reporting company pursuant to Section 13(a) or 15(d) of the Exchange Act until November 7, 1996, and (ii) each of its predecessors, US Order and Colonial Data, were reporting companies and have reported executive compensation information through the year ended December 31, 1995, the following table sets forth information concerning the annual, long-term and all other compensation for services rendered in all capacities to the Company, its subsidiaries and predecessors for the years ended December 31, 1997, 1996 and 1995 of (a) the two individuals who served as the Company's Chief Executive Officer during 1997, and (b) each of the four most highly compensated executive officers (other than the chief executive officer) of the Company (the "Named Executive Officers") whose aggregate cash compensation exceeded $100,000 for the fiscal year ended December 31, 1997.

                                                                           Long-Term Compensation
                                                                         ---------------------------
                                                                                   Awards
                                                                         ---------------------------
                                        Annual Compensation              Restricted      Securities
                              ----------------------------------------     Stock         Underlying        All Other
                              Year    Salary($)  Bonus($)(1)  Other($)    Awards(#)      Options(#)    Compensation($)(2)
                              ----    ---------  -----------  --------   ----------     ------------   ------------------
John C. Backus, Jr.           1997     301,032         --       --            --        1,025,000 (4)         9,025
   President and Chief        1996     250,000         --       --            --               --             7,180
   Executive Officer (3)      1995     250,000     25,000       --            --               --             9,250

Robert J. Schock              1997     118,269         --       --            --               --           760,453 (5)
   Chief Executive            1996     200,000    350,000       --            --          100,000 (6)        19,991
   Officer (3)                1995     150,000     98,075       --            --               --             9,942

William F. Gorog              1997     250,000         --       --            --          100,000             2,375
   Chairman                   1996     250,000         --       --            --               --                --
                              1995     250,000     25,000       --            --               --                --

Mark L. Baird                 1997     132,308     25,000       --            --           77,000 (7)         3,128
   Vice President,            1996     114,846     10,000       --            --           22,000             1,280
   Operations                 1995      78,333     12,000       --            --               --                --

John W. Hillyard (8)          1997     131,366     25,000       --            --           75,000            87,168
   Vice President and         1996          --         --       --            --               --                --
   Chief Financial Officer    1995          --         --       --            --               --                --

Albert N. Wergley (9)         1997     131,537     25,000       --            --           94,502 (10)        2,375
   Vice President, General    1996     121,225     11,500       --            --           16,000                --
   Counsel and Secretary      1995      72,814     11,558       --            --           50,000                --

-------------------------

         (1) Bonus awards are reported for the year earned but may have been paid in the subsequent year.

         (2) For 1997, includes: (i) fees paid under a consulting agreement with Mr. Schock; (ii) the dollar value of insurance premiums paid by the Company for the benefit of Mr. Schock ($8,078) and Mr. Backus ($6,650); (iii) the amount of Company matching contributions made on behalf of the named individuals under the Company's 401(K) Plan as follows: Messrs. Schock, Backus, Gorog, Baird and Wergley ($2,375 each) and Mr. Hillyard ($1,363); (iv) automobile allowance for Mr. Baird ($753); and (v) reimbursement of relocation expenses for Mr. Hillyard ($85,805).

         (3) Mr. Backus succeeded Mr. Schock as Chief Executive Officer on May 7, 1997.

         (4) Mr. Backus was granted 600,000 options in August 1997. In December 1997, 425,000 of these options were canceled and 850,000 options previously granted to Mr. Backus were repriced.

         (5) Mr. Schock served as Chief Executive Officer of the Company from January 1, 1997 until May 7, 1997. On May 7, 1997, Mr. Schock's employment agreement with the Company terminated and he entered into a consulting agreement with the Company. The amounts shown in the table above include $750,000 of payments under the consulting agreement. See "Employment Contracts, Termination of Employment and Change-In-Control Arrangements - Robert J. Schock" for a description of the terms of the consulting agreement.

         (6)    These options were canceled in May 1997.

         (7) Includes 22,000 options previously granted that were repriced in 1997.

         (8)    Mr. Hillyard became an employee of the Company on January 8, 1997.

         (9)    Mr. Wergley became an employee of the Company on May 3, 1995.

         (10) Includes 44,502 options previously granted that were repriced in 1997.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth information with respect to stock option grants under the Company's 1996 Incentive Plan or under any stock plan of either US Order or Colonial Data, which were assumed by the Company pursuant to the Merger.

                                                                                            Potential Realizable Value
                           Number of        % of Total                                      at Assumed Annual Rates of
                           Securities      Options/SARs                                      Stock Price Appreciation
                           Underlying       Granted to        Exercise or                      for Option Term (1)
                          Options/SARs     Employees in       Base Price    Expiration      --------------------------
Name                       Granted (#)      Fiscal Year         ($/Sh)          Date        5% ($)             10% ($)
----                      ------------     ------------       -----------   ----------      -------            -------
John C. Backus, Jr.          175,000 (2)        7.0%               $3.00     8/11/07        330,750            836,500
                             850,000           33.9%               $1.80     8/1/04         321,007            916,969

Robert J. Schock                  --            --                  --          --             --                 --

William F. Gorog             100,000           4.0%                $6.00     5/21/07        235,000            729,000

Mark L. Baird                  5,000           0.2%               $5.125     5/21/05         12,225             29,325
                              50,000           2.0%                $3.00     8/11/05         71,500            171,500
                              22,000           0.9%                $6.00     11/5/06         42,912            133,848

John W. Hillyard              25,000           1.0%                $6.00     1/8/05          39,299            124,650
                              50,000           2.0%                $3.00     8/11/05         71,500            171,500

Albert N. Wergley             50,000           2.0%                $3.00     8/11/05         71,500            171,500
                              30,001           1.2%                $6.00     5/3/03          16,200             67,502
                               4,501           0.2%                $6.00     2/13/04          3,916             13,863
                              10,000           0.4%                $6.00     10/1/04         12,100             39,900
--------------------------

         (1) The actual value, if any, an employee may realize will depend on the excess of the stock price over the exercise price on the date the stock option is exercised. The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the rules of the SEC and therefore are not intended to forecast future appreciation, if any, of the Company's stock price.

         (2) Mr. Backus was granted 600,000 options in August 1997. In December 1997, 425,000 of these options were canceled and 850,000 options previously granted to Mr. Backus were repriced.

OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END VALUE TABLE

         The following table sets forth information regarding the exercise of stock options and the unexercised stock options as of December 31, 1997 granted to the Chief Executive Officer and the Named Executive Officers under the Company's 1996 Incentive Plan or any stock plan of either US Order or Colonial Data, which were assumed by the Company pursuant to the Merger.

                                                              Number of Securities                Value of Unexercised
                                                             Underlying Unexercised                   In-the-Money
                                                                 Options/SARs                        Options/SARs
                                                             at December 31, 1997(#)           at December 31, 1997($)(1)
                    Shares Acquired         Value         ------------------------------       ---------------------------
Name                on Exercise (#)       Realized($)     Exercisable      Unexercisable       Exercisable   Unexercisable
----                ---------------       -----------     -----------      -------------       -----------   -------------

John C. Backus, Jr.     - 0 -                - 0 -          625,000          400,000              25,000         9,000
Robert J. Schock        - 0 -                - 0 -           - 0 -            - 0 -               - 0 -          - 0 -
William F. Gorog        - 0 -                - 0 -          450,000           50,000             344,000         - 0 -
Mark L. Baird           - 0 -                - 0 -           10,000           77,000              - 0 -          - 0 -
John W. Hillyard        - 0 -                - 0 -           - 0 -            75,000              - 0 -          - 0 -
Albert N. Wergley       - 0 -                - 0 -           21,498           94,502              - 0 -          - 0 -

-------------------------

     (1) Value based on last reported sale price of the Company's common stock on December 31, 1997 (the last trading day of the year) on the Nasdaq National Market minus the exercise price. The last reported sale price at December 31, 1997 was $1.84 per share.

COMPENSATION OF DIRECTORS

         Directors of the Company who are not also executive officers of the Company or of an affiliate of the Company ("Non-Affiliate Directors") receive a quarterly payment of $1,250 and $500 for each Board meeting attended, excluding telephonic meetings. They are also reimbursed for usual and ordinary expenses of meeting attendance. Under the Non-Employee Directors' Stock Option Plan (the "Directors' Plan") each Non-Affiliate Director is offered options to purchase 6,000 shares of Common Stock following the Company's Annual Meeting of Stockholders. The exercise price for any option grants under the Directors' Plan will be the average closing price of the Common Stock during the 30 trading days immediately preceding the date of grant. Options granted under the Directors' Plan vest in 12 equal monthly installments during the Non-Affiliate Director's continued service on the Board. The option price may be paid in cash, by surrendering shares of Common Stock or by a combination of cash and Common Stock. All options expire ten years after their grant. Up to 200,000 shares of Common Stock may be issued under the Directors' Plan, subject to certain adjustments.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
---------------------------------------------------------------------
ARRANGEMENTS
------------

JOHN C. BACKUS, JR.

         The Company has entered into an employment agreement with John C. Backus, Jr. as of August 11, 1997, providing that Mr. Backus will serve as President and Chief Executive Officer of the Company until December 31, 2000, unless further extended or sooner terminated as set forth in the agreement. Furthermore, the Company will annually nominate and take such action as may be appropriate or necessary to seek stockholder election of Mr. Backus to the Company's Board of Directors. Mr. Backus has agreed to resign from the Board in connection with, and effective upon, termination of his employment with the Company.

         Mr. Backus is entitled to a base salary of $350,000 per year and an annual bonus of up to 75% of his base salary and certain fringe benefits. In addition, Mr. Backus is entitled to participate in all bonus and incentive compensation plans or arrangements made available by the Company to its officers and directors. Mr. Backus was granted options to purchase 600,000 shares of Common Stock pursuant to the Company's 1996 Incentive Plan and Mr. Backus has agreed to hold 25,000 shares of Common Stock for the duration of his employment agreement.

         Mr. Backus' employment agreement terminates automatically upon his death in which case the Company would have no further obligation to Mr. Backus or his estate other than the disposition of life insurance and related benefits and accrued and unpaid base salary and incentive compensation for periods prior to the date of death and the Retirement Benefit (as defined). The Company may terminate the agreement for "cause" (as defined) or if Mr. Backus incurs a disability that continues for a period of 12 consecutive months. Mr. Backus may terminate the agreement upon prior written notice to the Company or for "good reason" (as defined). If the Company terminates Mr. Backus for other than "cause," or if Mr. Backus terminates the agreement for "good reason," (as defined) or if Mr. Backus' employment is terminated within two years prior to or following a "Change in Control" (as defined), then Mr. Backus is entitled to:
(i) the undiscounted remainder of his base salary, any deferred salary and/or bonus compensation, and a Retirement Benefit (as defined), whether or not vested immediately prior to his termination; (ii) an amount equal to the highest incentive bonus paid to him during the three years preceding his termination, prorated through his month of termination; (iii) certain other compensation; and
(iv) all granted but unvested options become immediately exercisable and remain exercisable for their respective remaining terms.

         In December 1997, Mr. Backus agreed to cancel 425,000 options with an exercise price of $3.00 previously granted to him in 1997. In consideration of this cancellation of options, the Compensation Committee of the Board of Directors repriced 850,000 options previously granted to Mr. Backus (of which 750,000 were vested) from an exercise price of $7.13 to an exercise price of $1.80. The vesting schedule for the repriced options was also changed to provide that 425,000 options are vested and the remaining 425,000 options will vest in 2002, but will accelerate upon certain stock performance milestones.

JOHN W. HILLYARD, MARK L. BAIRD AND ALBERT N. WERGLEY

         The Company has entered into an employment  agreement with each of John
W. Hillyard, Mark L. Baird and Albert N. Wergley (each an "Executive"), each as of December 17, 1997, providing that Messrs. Hillyard, Baird and Wergley will serve as Vice President and Chief Financial Officer, Vice President of Operations, and Vice President and General Counsel, respectively, of the Company until December 31, 1999, unless further extended or sooner terminated as set forth in the agreement.

         Each Executive is entitled to a base salary per year and annual bonuses. In addition, each is entitled to participate in all bonus and incentive compensation plans or arrangements made available by the Company to its officers and directors and is entitled to receive such benefits as provided to all salaried employees as well as those established by the Compensation Committee for the Company's executives.

         Each Executive's employment agreement terminates automatically upon such Executive's death in which case the Company would have no further obligation to such Executive or his estate other than the disposition of life insurance and related benefits and accrued and unpaid base salary, bonus, unreimbursed expenses and incentive compensation for periods prior to the date of death (the "Standard Termination Payments"). The Company may terminate the agreement for "cause" (as defined) or if the Executive incurs a disability that continues for a period of 180 consecutive days. The Executive may terminate the agreement for "good reason" (as defined). The Executive may also terminate the agreement in which case the Company would have no further obligation to such
Executive  except  for  the  Standard  Termination   Payments.  If  the  Company
terminates an Executive for other than "cause" or upon death or total disability, or if such Executive terminates the agreement because the Company fails to comply with the agreement or following a "Change in Control" whereby the Executive's duties are substantially diminished or the Executive is relocated, then such Executive is entitled to: (i) the Standard Termination Payment; (ii) any bonus earned but not yet paid under any "Stay Put" or any other bonus program; (iii) 100% of his annual base salary; and (iv) any and all options granted shall be vested for twelve months and exercisable for the longer of twelve months after the termination date or period for exercise as provided in such Executive's option agreement. In addition, if the Company terminates such Executive following a "Change of Control" for other than "cause," total disability or upon death, or if such Executive terminates the agreement due to a substantial change in duties or relocation following a "Change in Control," the Executive shall have the following additional rights: (i) the Company shall pay an additional 50% of such Executive's annual base salary, (ii) all granted but unvested options shall become immediately vested and nonforfeitable and remain exercisable for their respective remaining terms, and (iii) such Executive shall have the right to cause the Company to purchase all or a portion of the options at their fair value on the date of termination.

ROBERT J. SCHOCK

         During the period from January 1, 1997 to May 7, 1997, Robert J. Schock was Chief Executive Officer of the Company. Prior to May 7, 1997, Mr. Schock had an employment agreement with the Company which provided that should the employment agreement be terminated under certain circumstances, Mr. Schock would have the option of entering into a consulting agreement with the Company for a term of three years.

         Mr. Schock resigned his position as Chief Executive Officer on May 7, 1997, and at that time Mr. Schock and the Company entered into a consulting agreement (the "Consulting Agreement") with a term commencing on that date and ending June 30, 2000. Under the Consulting Agreement, the Company paid Mr. Schock an initial payment of $750,000 and pays an additional $25,000 per year, payable ratably in equal monthly installments. The Consulting Agreement also provides Mr. Schock with continued participation or equivalent benefits in the Company's disability and health insurance plans (including dependent coverage) and continues the life insurance provided to Mr. Schock as of the commencement of the Consulting Agreement.

         Pursuant to the Consulting Agreement, Mr. Schock provides consulting services to the Company with respect to the Company's telecommunications equipment business. Under the

Consulting Agreement, Mr. Schock agreed not to compete with the business of the Company during the term of the Consulting Agreement and for two years after the termination of the Consulting Agreement. Mr. Schock also agreed to keep certain information confidential and to provide certain other support and assistance to the Company.

         The Consulting Agreement is terminable upon certain events, including disability, death or material breach.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The following table sets forth information as of April 16, 1997, regarding beneficial ownership of the Company's Common Stock by (i) each person who is known to the Company to own beneficially more than five percent of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table (the "Named Executive Officers"), and (iv) all current directors and executive officers of the Company as a group. The information on beneficial ownership in the table and the footnotes thereto is based upon the Company's records and the most recent
Schedule 13D or 13G filed by each such person or entity and information supplied to the Company by such person or entity. Unless otherwise indicated, each person has sole voting power and sole investment power with respect to the shares shown. Under the rules of the Securities and Exchange Commission, a person who directly or indirectly has or shares voting power or investment power with respect to a security is considered a beneficial owner of the security. Voting power is the power to vote or direct the voting of securities, and investment power is the power to dispose of or direct the disposition of securities. Securities as to which voting power or investment power may be acquired within 60 days are also considered as beneficially owned under the rules of the Securities and Exchange Commission.

                            OWNERSHIP OF COMMON STOCK


                                                      BENEFICIAL OWNERSHIP
                                                  -----------------------------
                                                    NUMBER OF
  NAME OF STOCKHOLDER                                 SHARES            PERCENT
  -------------------                             --------------        -------
  WorldCorp, Inc.                                 9,179,273  (1)         29.4%
         13873 Park Center Road
         Suite 490
         Herndon, Virginia 22071

  Morgan Stanley, Dean Witter, Discover & Co.     3,185,323  (2)         10.2%
         1585 Broadway
         New York, New York  10036

  John C. Backus, Jr.                               696,033  (3)          2.2%

  William F. Gorog                                  641,212  (4)          2.0%

  Albert N. Wergley                                  36,332  (5)            *

  Patrick F. Graham                                  26,291  (6)            *

  Mark L. Baird                                      20,583  (7)            *

  L. William Seidman                                  9,000  (8)            *

  John W. Hillyard                                    8,333  (9)            *

  T. Coleman Andrews, III                             6,000  (10)           *

  Robert J. Schock                                      500  (11)           *

  Brian A. Bogosian                                      --                --

  John J. McDonnell, Jr.                                 --                --

  Directors and Executive Officers
     as a Group (11 persons)                      1,444,284  (12)         4.5%

---------------
(1) Consists of shares owned by WorldCorp Investments, Inc., a wholly owned subsidiary of WorldCorp.

(2) As reported in the Schedule 13G filed with the SEC with information as of December 31, 1997, includes shares held in accounts managed by Morgan Stanley Asset Management Limited, a wholly owned subsidiary of Morgan Stanley, Dean Witter, Discover & Co.

(3) Includes 500,000 shares of Common Stock issuable upon the exercise of options and options to purchase 125,000 shares transferred by Mr. Backus to an irrevocable trust for the benefit of his children.

(4) Includes 450,000 shares of Common Stock issuable upon the exercise of options and 35,000 shares held by Mr. Gorog's wife. Does not include 10,000 shares held by a foundation trust for which Mr. Gorog is trustee. Mr. Gorog disclaims beneficial ownership of such shares held by his wife and by the trust.

(5) Includes 36,332 shares of Common Stock issuable upon the exercise of options.

(6) Includes 25,791 shares of Common Stock issuable upon the exercise of options. Does not include 9,179,273 shares of Common Stock beneficially held by WorldCorp, of which Mr. Graham serves as chief executive officer. Mr. Graham disclaims beneficial ownership of such shares.

                                     (Footnotes continued on the following page)

(7) Includes 18,583 shares of Common Stock issuable upon the exercise of options.

(8) Includes 6,000 shares of Common Stock issuable upon the exercise of options.

(9) Includes 8,333 shares of Common Stock issuable upon the exercise of options.

(10) Includes 6,000 shares of Common Stock issuable upon the exercise of options. Does not include 9,179,273 shares of Common Stock beneficially held by WorldCorp, of which Mr. Andrews serves as chairman. Mr. Andrews disclaims beneficial ownership of such shares.

(11) Includes 500 shares held by his wife as to which Mr. Schock may be deemed to share voting and investment power. Mr. Schock disclaims beneficial ownership of such shares held by his wife.

(12) Includes 1,176,039 shares of Common Stock issuable upon the exercise of options.

  *   Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         Pursuant to an Agreement dated as of March 1, 1996, Colonial Data sold to Robert J. Schock, director, Chairman, President and Chief Executive Officer, all of the stock of a subsidiary which owned as its sole asset an airplane.
Since the sale of the subsidiary to Mr. Schock, the Company has continued to utilize the airplane for business purposes. Pursuant to a lease agreement between the Company and a corporation owned by Robert J. Schock, the Company leases an airplane owned by the corporation and pays rent to the lessor based on the number of flight hours and directly pays expenses relating to the Company's use and operation of the airplane. The Company paid $259,297 in 1997 for expenses related to the use of the airplane.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       INTELIDATA TECHNOLOGIES CORPORATION

                       By     /s/ John C. Backus, Jr.
                              -----------------------------------------------
                              JOHN C. BACKUS, JR.
                              Director; President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                        Title                                     Date
     ---------                        -----                                     ----

     /s/ John C. Backus, Jr.          Director; President and Chief Executive   April 30, 1998
     -----------------------          Officer (Principal Executive Officer)
     JOHN C. BACKUS, JR.

     /s/ William F. Gorog             Director; Chairman of the Board           April 30, 1998
     --------------------
     WILLIAM F. GOROG

     -----------------                Director; President and Chief Executive   April 30, 1998
     BRIAN A. BOGOSIAN                Officer, Telecommunications Division

     /s/ John W. Hillyard             Vice President and Chief Financial        April 30, 1998
     --------------------             Officer (Principal Financial and
     JOHN W. HILLYARD                 Accounting Officer)

     /s/ T. Coleman Andrews, III      Director                                  April 30, 1998
     ---------------------------
     T. COLEMAN ANDREWS, III

     /s/ Patrick F. Graham
     ---------------------            Director                                  April 30, 1998
     PATRICK F. GRAHAM

     /s/ John J. McDonnell, Jr.       Director                                  April 30, 1998
     --------------------------
     JOHN J. MCDONNELL, JR.

     /s/ L. William Seidman           Director                                  April 30, 1998
     ----------------------
     L. WILLIAM SEIDMAN