Form 10-Q
period 1998-03-31
INTELIDATA TECHNOLOGIES CORP
filed 1998-05-14
CIK 1021810

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



  For the Quarter ended: MARCH 31, 1998       Commission File Number 000-21685



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

The number of shares of the registrant's Common Stock outstanding on March 31, 1998 was 31,170,949.


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

                  Condensed Consolidated Balance Sheets
                  March 31, 1998 and December 31, 1997 ........................3

                  Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                  Three Months Ended March 31, 1998 and 1997 ..................4

                  Condensed Consolidated Statement of Changes in
                  Stockholders' Equity
                  Three Months Ended March 31, 1998............................5

                  Condensed Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1998 and 1997...................6

                  Notes to Condensed Consolidated Financial Statements ........7

          Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ...................................8


PART II - OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K............................13


SIGNATURES  ..................................................................14

PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1:  FINANCIAL STATEMENTS
-----------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                        (in thousands, except share data)

                                                                             1998            1997
                                                                          (unaudited)
                                                                          ------------   ------------
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                            $      4,162    $      2,055
     Short-term investments                                                      5,008           9,304
     Accounts receivable, net of allowances of $5,674
       in 1998 and $5,679 in 1997                                               11,860          13,088
     Inventories                                                                21,092          23,020
     Prepaid expenses and other current assets                                     828             354
                                                                          ------------    ------------
         Total current assets                                                   42,950          47,821

  NONCURRENT ASSETS
     Property, plant and equipment, net                                          5,684           6,249
     Other assets                                                                  332             331
                                                                          ------------    ------------

TOTAL ASSETS                                                              $     48,966    $     54,401
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                                                     $      6,311    $      3,659
     Accrued expenses and other liabilities                                      6,415           7,527
     Deferred revenues                                                           2,689           2,771
     Short-term borrowings                                                          --           1,500
                                                                          ------------    ------------
         Total current liabilities                                              15,415          15,457

  NONCURRENT LIABILITIES
     Deferred revenues                                                           1,250           1,875
                                                                          ------------    ------------
TOTAL LIABILITIES                                                               16,665          17,332

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
         no shares issued and outstanding                                           --              --
     Common stock, $0.001 par value; authorized 60,000,000 shares;
         issued 31,862,449 shares; outstanding 31,170,949 shares                    32              32
     Additional paid-in capital                                                245,699         245,699
     Treasury stock, at cost                                                    (2,064)         (2,064)
     Deferred compensation                                                          --             (18)
     Accumulated other comprehensive income                                        461             425
     Accumulated deficit                                                      (211,827)       (207,005)
                                                                          ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                      32,301          37,069
                                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     48,966    $     54,401
                                                                          ============    ============

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                (in thousands, except per share data; unaudited)


                                                                 1998                  1997
                                                              -----------           -----------
REVENUES
  Telecommunications                                          $    16,553           $    20,416
  Home banking                                                        773                 1,148
                                                              -----------           -----------
       Total revenues                                              17,326                21,564
                                                              -----------           -----------

COST OF REVENUES
  Telecommunications                                               15,039                13,033
  Home banking                                                          9                   795
                                                              -----------           -----------
       Total cost of revenues                                      15,048                13,828
                                                              -----------           -----------

       Gross profit                                                 2,278                 7,736

OPERATING EXPENSES
  General and administrative                                        2,491                 3,868
  Selling and marketing                                             3,076                 2,036
  Research and development                                          1,669                 2,083
                                                              -----------           -----------
       Total operating expenses                                     7,236                 7,987
                                                              -----------           -----------

       Operating loss                                              (4,958)                 (251)
                                                              -----------           -----------

OTHER INCOME                                                          136                   439
                                                              -----------           -----------

INCOME (LOSS) BEFORE INCOME TAXES                                  (4,822)                  188
INCOME TAXES                                                          --                     23
                                                              -----------           -----------
NET INCOME (LOSS)                                                  (4,822)                  165

OTHER COMPREHENSIVE INCOME
 NET OF INCOME TAX:
  Unrealized gain on investments                                       36                    --

COMPREHENSIVE INCOME (LOSS)                                  $     (4,786)          $       165
                                                             ============           ===========

Basic income (loss) per common share                         $      (0.15)          $      0.01
                                                             ============           ===========

Diluted income (loss) per common share                       $      (0.15)          $      0.00
                                                             ============           ===========

Weighted average outstanding shares - basic                        31,171                31,817
                                                             ============           ===========

Weighted average outstanding shares - diluted                      31,171                34,452
                                                             ============           ===========

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1998
                            (in thousands; unaudited)



                                     Common stock     Additional                  Other
                                   ----------------    paid-in     Treasury   Comprehensive     Deferred     Accumulated
                                   Shares    Amount    capital      Stock        Income       Compensation     Deficit      Total
                                   ------   -------   ----------   --------   -------------   ------------   ----------   ---------
Balance at December 31, 1997       31,181   $    32   $  245,699   $ (2,064)    $    425        $    (18)    $ (207,005)  $  37,069
  Cancellation of common stock        (10)        -            -          -            -               -              -           -
  Unrealized gain on investments        -         -            -          -           36               -              -          36
  Compensation expense                  -         -            -          -            -              18              -          18
  Net loss                              -         -            -          -            -               -         (4,822)     (4,822)
                                   ------   -------   ----------   --------     --------        --------     ----------   ---------
Balance at March 31, 1998          31,171   $    32   $  245,699   $ (2,064)    $    461        $      -     $ (211,827)  $  32,301
                                   ======   =======   ==========   =========    ========        ========     ==========   =========















     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                            (in thousands; unaudited)



                                                                            1998              1997
                                                                         -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                        $    (4,822)      $      165
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                                 660            2,139
   Other noncash activities                                                       48              693
     Changes in certain assets and liabilities:
       Accounts receivable                                                     1,234           (9,296)
       Inventories                                                             1,928            1,286
       Prepaid expenses and other current assets                                (475)           1,259
       Accounts payable                                                        2,652           (1,915)
       Accrued expenses and other liabilities                                 (1,819)          (2,730)
                                                                        ------------       ----------
                 Net cash used in operating activities                          (594)          (8,399)
                                                                        ------------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from the sale of short-term investments                        4,296            2,512
       Purchases of property and equipment                                       (95)            (161)
                                                                        ------------       ----------
                 Net cash provided by investing activities                     4,201            2,351
                                                                        ------------       ----------

CASH FLOWS USED IN FINANCING ACTIVITIES
       Payment of short-term borrowings                                       (1,500)          (2,000)
                                                                        ------------       ----------

                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              2,107           (8,048)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 2,055           26,644
                                                                        ------------       ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $       4,162       $   18,596
                                                                        ============       ==========






     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

                  The condensed consolidated balance sheet of InteliData Technologies Corporation ("InteliData" or "Company") as of March 31, 1998, and the related condensed consolidated statements of operations and comprehensive income (loss) and cash flows for the three month periods ended March 31, 1998 and 1997 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts have been reclassified to conform to the current year presentation.

                  The condensed consolidated financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual audited financial statements and notes. These financial statements should be read in conjunction with the annual audited financial statements of the Company and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Form 10-K for the fiscal year ended December 31, 1997.

(2)      SUBSEQUENT EVENTS

                  The Company announced the further implementation of its revitalization plan for its telecommunications division. In order to reduce its fixed operating costs, the Company will move to outsourcing certain functions including customer service, warehousing, product fulfillment, repair and refurbishment and product engineering. The plan includes reducing the Company's telecommunications division labor force from over 200 employees to fewer than 65 employees and eliminating certain facilities. The Company will incur restructuring related charges in the second quarter of 1998, reflecting employee severance costs, facility downsizing and an inventory write down of discontinued products, including smart telephones, Caller ID adjuncts and other products. The amount of such restructuring charges cannot be estimated at this time.

                  On February 24, 1998, the Company's Board of Directors approved the issuance of up to 200,000 restricted shares of the Company's common stock under the Company's 1996 Incentive Plan to employees of the home banking division. Effective April 1, 1998, 153,000 of such shares were issued to employees. Under the terms of the stock award, the shares may not be sold or transferred for a period of eighteen months from the date of grant and the shares are forfeitable should the employee's employment with the Company terminate prior to the end of the holding period.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------


THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Revenues

         The Company's first quarter revenues were $17,326,000 in 1998 compared to $21,564,000 in 1997 a decrease of $4,238,000. Telecommunications division revenues are generated primarily from marketing and promotional campaigns for Caller ID units and services conducted by telephone operating companies and the Company. Revenues generated by the telecommunications division were $16,553,000 during the first quarter of 1998 compared to $20,416,000 during the first quarter of 1997, a decrease of 19% from the prior year. The decrease is primarily attributed to the level of promotional campaigns conducted during the first quarter of 1998 by the Company, as well as the decrease in the level of activity in the Company's lease base. The Company's lease revenues decreased by $1,154,000 or 41% from the same period a year ago. The Company has not added any new leased equipment to the lease base since the fourth quarter of 1995. Contributing to the telecommunications revenues for the first quarter of 1998 were $14,519,000 from Caller ID agency business, and Caller ID and small business product shipments on the sale of approximately 345,000 adjuncts, telephones and small business key systems; $1,664,000 from customers within a US West Communications leasing program; and $370,000 in the telephone repair business. Contributing to the telecommunications revenues for the first quarter of 1997 were $16,691,000 from Caller ID and small business product shipments on the sale of approximately 543,000 adjuncts, telephones and small business key systems; $2,818,000 from customers within a US West Communications leasing program; and $899,000 in the telephone repair business.

         The home banking division (formerly the electronic commerce division) contributed $773,000 in revenues in the first quarter of 1997, a 33% decrease over the same period in the prior year. The decrease is primarily attributed to the shift in business strategy to sell software systems and consulting services rather than providing customer service support for financial institutions. During the first quarter of 1998, the Company recognized $625,000 from deferred revenues related to an agreement whereby the Company surrendered the right to certain future royalty payments in exchange for a lump sum payment received in the fourth quarter of 1997. Additionally, the Company recognized $148,000 in revenues from maintenance contracts related to the sale of software systems and other product sales and consulting services. The home banking division contributed $1,148,000 in revenues in the first quarter of 1997. Contributing to the first quarter 1997 revenues were service fees of $512,000, customer support revenues, which were remarketed by Visa InterActive to Visa member banks, aggregating $364,000, and service fees of $60,000. Service fees revenues are from customers who use the Company's previous generation smart telephones and associated interactive applications.

Cost of Revenues

         The Company's first quarter cost of revenues increased to $15,048,000 for 1998 from $13,828,000 for the same period in 1997. During the first quarter of 1998, the telecommunications division contributed $15,039,000 of the total cost of revenues, consisting of $14,022,000 from the sale of Caller ID and small business product shipments; $705,000 from leasing activities and $312,000 from telephone repair services. During the first quarter of 1997, the telecommunications division contributed $13,033,000 of the total cost of revenues, consisting of $11,076,000 from the sale of Caller ID and small business product shipments; $1,446,000 from leasing activities and $505,000 from telephone repair services.

         The home banking division reported cost of revenues aggregating $9,000 for the first quarter of 1998 compared to $795,000 for the first quarter of 1997. The decrease is directly attributed to the change in business strategy and the level of labor support for the revenues. Cost of revenues during the first quarter of 1998 consisted of labor associated with consulting services provided by the Company. Cost of revenues from the home banking division during the first quarter of 1997 consisted of $105,000 in software product sales, $340,000 in customer service expenses, and $350,000 in consulting and professional services including service cost of revenue related to generating monthly fee revenues.

         Overall gross profit margins decreased to 13% for the first quarter of 1998 from 36% for the first quarter of 1997. Gross profit margins for the telecommunications and home banking divisions were 9% and 99%, respectively for the first quarter of 1998 and were 36% and 31%, respectively for the first quarter of 1997. The large decrease in gross profit margins in the telecommunications division was attributed primarily to large promotional campaign expenses, including telemarketing and direct mail pieces. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, competitive pricing pressure, the introduction of new products and changes in the volume and terms of leasing activity.

General and Administrative

         General and administrative expenses were $2,491,000 for the first quarter of 1998 as compared to $3,868,000 in the first quarter of 1997. The decrease of $1,377,000 was primarily the result of a reduction in headcount and other comprehensive cost reducing measures implemented by the Company as well as the reduction of goodwill amortization expense resulting from a valuation adjustment in the third quarter of 1997. Throughout the year, the Company expects to control general and administrative expenses and plans to continually assess its operations in managing the continued development of infrastructure to handle the anticipated business levels in both the telecommunications and home banking divisions.

Selling and Marketing

         Selling and marketing expenses increased to $3,076,000 for the first quarter of 1998 from $2,036,000 for the same period last year. The Company is increasing its marketing efforts in promoting the residential and small business telecommunications product lines to retail markets and to the regional Bell operating companies and other telephone operating companies with whom the Company generates its product, lease and service revenues. Selling and marketing expenses are related primarily to the development of innovative marketing programs, paying salaries and commissions to the Company's sales force and working with telemarketers and other third party vendors to sell telecommunications products. The increase of $1,040,000 from the same period last year is attributed primarily to increased direct sales costs including royalties, marketing efforts associated with agency programs, the introduction of products to the retail markets and efforts to market home banking products.

Research and Development

         Research and development costs were $1,669,000 in the first quarter of 1998 as compared to $2,083,000 for the same period in 1997. The decrease of $414,000 was largely attributable to cost saving measures particularly relating to third party telecommunications research and development efforts. The Company has been actively pursuing third party sources for research and development in the telecommunications division and expects that these activities will be essential to the operations of the Company in the future.

Other Income

         Other income, primarily interest income, was $136,000 for the first quarter of 1998 compared to $439,000 for the same period in the prior year. The decrease of $303,000 was due to decreased cash, equivalents and short-term investment balances for the first quarter of 1998 compared to the first quarter of 1997, primarily related to use of investments to fund operations during 1997. The Company incurred minimal interest expense in the first quarter of 1998 and 1997.

Weighted Average Outstanding Shares and Basic and Diluted Income (Loss) Per Common Share

         The primary and fully diluted weighted average shares decreased to 31,171,000 for the first quarter of 1998 compared to 32,223,000 for the first quarter of 1997. The decrease resulted primarily from the purchase of treasury shares during 1997 and the cancellation of certain shares of common stock. As a result of the foregoing, basic income (loss) per common share was $(0.15) for the first quarter of 1998 compared to $0.01 for the first quarter of 1997 and diluted income (loss) per common share was $(0.15) for the first quarter of 1998 compared to $0.00 for the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 1997, the Company's cash, equivalents and short-term investments decreased by $2,189,000 resulting from the payment of outstanding liabilities at year-end, including short-term borrowings and the financing of certain operations. At March 31, 1998, the Company had $9,170,000 in cash, equivalents and short-term investments that were invested in financial instruments that are diversified among high credit quality securities. The investments are securities that are available-for-sale, reported at market value, and are classified as short-term investments and cash equivalents. Additionally, at March 31, 1998, the Company had working capital of $27,535,000 with no long-term debt. The Company's total assets exceeded total liabilities by $32,301,000.

         During the first quarter of 1998, cash used in operating activities was $594,000 compared to $8,399,000 in the same period in 1997. Cash flows from operations during the first quarter of 1998 include certain fixed costs in operating expenses, payment of certain liabilities and an increase in prepaid expenses, offset in part by net cash generated from the Company's accounts receivable, of $1,234,000 and the change in inventories of $1,928,000. Cash flows from operations during the first quarter of 1997 were primarily related to financing an increase in accounts receivable of $9,296,000 and funding payments from accounts payable and accrued expenses of $4,465,000, offset in part by decreases in inventories and prepaid expenses aggregating $2,545,000.

         Investing activities provided $4,201,000 during the first quarter of 1998 compared to providing $2,351,000 during the same period in 1997. Cash provided by investing activities was primarily contributed by the sale of short-term investments offset in part by the purchase of certain property and equipment, primarily to support an upgrade for the Company's internal networks.

         Financing activities used $1,500,000 in the first quarter of 1998 compared to using $2,000,000 in the same period in 1997. This change resulted from the repayment of short-term borrowings from December 31, 1998 compared to 1997.

         The Company's primary needs for cash in the future are for investments in product development, working capital, the financing of operations, strategic ventures, potential acquisitions, capital expenditures and the upgrade of the Company's systems and operations. In order to meet the Company's needs for cash throughout the year, the Company will utilize cash on-hand, short-term investments, collateralized borrowings and may utilize, to the extent available, funds generated from operations and the sale of certain assets.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, successful implementation of business strategy, developing home banking marketplace, deteriorating Caller ID marketplace, fluctuations in operating results, reliance on Caller ID revenues, success in outsourcing certain functions, concentration of distribution of products and services, InteliData common stock owned by WorldCorp, technological considerations, dependence on foreign production, competition, dependence on key employees, regulation, volatility of stock price, limited proprietary protection, and limited sources of supply and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 1997. These risks could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act.

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


                               INTELIDATA TECHNOLOGIES CORPORATION



                               By:   /s/ John C. Backus, Jr.
                                     -------------------------------------
                                     John C. Backus, Jr.
                                     President and Chief Executive Officer



                               By:   /s/ John W. Hillyard
                                     ------------------------------------------
                                     John W. Hillyard
                                     Vice President and Chief Financial Officer