Form 10-Q
period 1998-06-30
INTELIDATA TECHNOLOGIES CORP
filed 1998-08-14
CIK 1021810

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



    For the Quarter ended: JUNE 30, 1998      Commission File Number 000-21685



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

The number of shares of the registrant's Common Stock outstanding on June 30, 1998 was 31,659,616.



================================================================================

                       INTELIDATA TECHNOLOGIES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION                                              ----

         Item 1.  Unaudited Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets
                  June 30, 1998 and December 31, 1997..........................3

                  Condensed Consolidated Statements of Operations
                  Three Months and Six Months Ended June 30, 1998 and 1997.....4

                  Condensed Consolidated Statement of Changes in
                  Stockholders' Equity
                  Six Months Ended June 30, 1998...............................5

                  Condensed Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1998 and 1997......................6

                  Notes to Condensed Consolidated Financial Statements ........7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................9


PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................16


SIGNATURES....................................................................17

PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1:  FINANCIAL STATEMENTS
-----------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                        (in thousands, except share data)

                                                                                        1998            1997
                                                                                    (unaudited)
                                                                                    ------------    ------------
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                                      $      8,404    $      2,055
     Short-term investments                                                                   --           9,304
     Accounts receivable, net of allowances of $296
         in 1998 and $461 in 1997                                                          1,274           1,309
     Inventories                                                                              29               7
     Net assets of discontinued operations                                                 7,071          31,519
     Prepaid expenses and other current assets                                               144             158
                                                                                    ------------    ------------
         Total current assets                                                             16,922          44,352

  NONCURRENT ASSETS
     Property and equipment, net                                                             513           2,022
     Other assets                                                                            187             328
                                                                                    ------------    ------------
TOTAL ASSETS                                                                        $     17,622    $     46,702
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                                                               $        467    $        756
     Accrued expenses and other liabilities                                                4,005           4,231
     Deferred revenues                                                                     2,691           3,396
                                                                                    ------------    ------------
         Total current liabilities                                                         7,163           8,383

  NONCURRENT LIABILITIES
     Deferred revenues                                                                       625           1,250
                                                                                    ------------    ------------
TOTAL LIABILITIES                                                                          7,788           9,633

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
         no shares issued and outstanding                                                     --              --
     Common stock, $0.001 par value; authorized 60,000,000 shares;
         issued 32,341,116 shares in 1998 and 31,862,449 shares in 1997;
         outstanding 31,659,616 shares in 1998 and 31,180,949 in 1997                         32              32
     Additional paid-in capital                                                          246,844         245,699
     Treasury stock, at cost                                                              (2,064)         (2,064)
     Deferred compensation                                                                  (382)            (18)
     Accumulated other comprehensive income                                                   --             425
     Accumulated deficit                                                                (234,596)       (207,005)
                                                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                 9,834          37,069
                                                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     17,622    $     46,702
                                                                                    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                (in thousands, except per share data; unaudited)

                                                              Three months ended                    Six months ended
                                                                    June 30,                            June 30,
                                                          ----------------------------       ----------------------------
                                                             1998             1997              1998             1997
                                                          -----------      -----------       -----------      -----------
REVENUES
     Software                                             $      --        $     289         $      --        $     501
     Consulting and services                                     63              295               211              659
     Leasing and other                                        2,088            2,682             4,411            6,072
                                                          -----------      -----------       -----------      -----------
         Total revenues                                       2,151            3,266             4,622            7,232
                                                          -----------      -----------       -----------      -----------

COST OF REVENUES
     Software                                                    --              118                --              223
     Consulting and services                                     25              250                34              590
     Leasing and other                                          524            1,559             1,229            3,355
                                                          -----------      -----------       -----------      -----------
         Total cost of revenues                                 549            1,927             1,263            4,168
                                                          -----------      -----------       -----------      -----------

GROSS PROFIT                                                  1,602            1,339             3,359            3,064

OPERATING EXPENSES
     General and administrative                               1,840            1,509             3,275            3,494
     Selling and marketing                                      645              586             1,287              652
     Research and development                                   716            1,173             1,357            2,282
                                                          -----------      -----------       -----------      -----------
         Total operating expenses                             3,201            3,268             5,919            6,428
                                                          -----------      -----------       -----------      -----------

OPERATING LOSS                                               (1,599)          (1,929)           (2,560)          (3,364)
                                                          -----------      -----------       -----------      -----------

OTHER INCOME                                                    550              418               686              856
                                                          -----------      -----------       -----------      -----------
LOSS BEFORE INCOME TAXES                                     (1,049)          (1,511)           (1,874)          (2,508)
INCOME TAXES                                                     --               --                --               --
                                                          -----------      -----------       -----------      -----------
LOSS FROM CONTINUING OPERATIONS                              (1,049)          (1,511)           (1,874)          (2,508)

DISCONTINUED OPERATIONS
  Loss from operation of telecommunications and
    interactive service divisions (net of income taxes)     (13,487)          (1,326)          (16,724)            (164)
  Loss on disposal of telecommunications and
    interactive service divisions                            (8,233)             --             (8,993)             --
                                                          -----------      -----------       -----------      -----------
         Total discontinued operations                      (21,720)          (1,326)          (25,717)            (164)
                                                          -----------      -----------       -----------      -----------
NET LOSS                                                  $ (22,769)       $  (2,837)        $ (27,591)       $  (2,672)
                                                          ===========      ===========       ===========      ===========

Basic and diluted loss from continuing operations
  per common share                                        $   (0.03)       $   (0.05)        $   (0.06)       $   (0.08)
                                                          ===========      ===========       ===========      ===========
Basic and diluted loss per common share                   $   (0.73)       $   (0.09)        $   (0.88)       $   (0.08)
                                                          ===========      ===========       ===========      ===========
Basic and diluted weighted average outstanding shares        31,374           31,819            31,273           31,818
                                                          ===========      ===========       ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998
                            (in thousands; unaudited)



                                                                                Accumulated
                                         Common stock    Additional                Other
                                        ---------------   paid-in    Treasury  Comprehensive    Deferred     Accumulated
                                        Shares   Amount   capital      Stock      Income      Compensation     Deficit      Total
                                        ------   ------  ----------  --------  -------------  ------------   -----------  ----------
Balance at December 31, 1997            31,181   $   32  $  245,699  $(2,064)   $       425   $       (18)   $ (207,005)  $  37,069
  Cancellation of common stock             (10)      --          --       --             --            --            --          --
  Issuance of restricted common stock      153       --         459       --             --          (459)           --          --
  Cancellation of accrued stock options     --       --         363       --             --            --            --         363
  Exercise of stock options                300       --         294       --             --            --            --         294
  Employee stock purchase plan              35       --          29       --             --            --            --          29
  Recognized gain on investments            --       --          --       --           (425)           --            --        (425)
  Compensation expense                      --       --          --       --             --            95            --          95
  Net loss                                  --       --          --       --             --            --       (27,591)    (27,591)
                                        ------   ------  ----------  --------  -------------  ------------   -----------  ----------
Balance at June 30, 1998                31,659   $   32  $  246,844  $(2,064)  $         --   $      (382)   $ (234,596)  $   9,834
                                        ======   ======  ==========  ========  =============  ============   ===========  ==========














     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                            (in thousands; unaudited)


                                                                                     1998               1997
                                                                                --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Loss from continuing operations                                                 $      (1,874)     $      (2,508)
Adjustments to reconcile loss from continuing operations
to net cash used in operating activities for continuing operations:
   Depreciation and amortization                                                          413              2,131
   Restructuring credit                                                                    --             (1,167)
   Deferred compensation and other noncash items                                         (105)               (18)
   Changes in certain assets and liabilities:
       Accounts receivable                                                                235                  6
       Inventories                                                                        (22)                --
       Prepaid expenses and other current assets                                           14               (230)
       Other assets                                                                       141               (299)
       Accounts payable                                                                  (289)              (318)
       Accrued expenses and other liabilities                                            (226)               797
       Deferred revenues                                                               (1,330)              (291)
                                                                                --------------     --------------
            Net cash used in operating activities for continuing operations            (3,043)            (1,897)
                                                                                --------------     --------------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF
DISCONTINUED OPERATIONS                                                                 1,301            (10,725)
                                                                                --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from the sale of short-term investments                                     9,304              1,006
   Purchases of property and equipment-continuing operations                               (7)               (55)
   Purchases of property and equipment-discontinued operations                             --               (231)
                                                                                --------------     --------------
            Net cash provided by investing activities                                   9,297                720
                                                                                --------------     --------------

CASH FLOWS USED IN FINANCING ACTIVITIES
   Payment of short-term borrowings-discontinued operations                            (1,500)            (2,000)
   Proceeds from the issuance of common stock                                             294                100
                                                                                --------------     --------------
            Net cash used in financing activities                                      (1,206)            (1,900)
                                                                                --------------     --------------

                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      6,349            (13,802)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD FOR
CONTINUING AND DISCONTINUED OPERATIONS                                                  2,055             26,644
                                                                                --------------     --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD FOR CONTINUING
AND DISCONTINUED OPERATIONS                                                     $       8,404      $      12,842
                                                                                ==============     ==============





     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

                  The  condensed   consolidated   balance  sheet  of  InteliData
         Technologies Corporation ("InteliData" or "Company") as of June 30, 1998, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1998 and 1997 and condensed consolidated cash flows for the six month periods ended June 30, 1998 and 1997 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts have been reclassified to conform to the current year presentation. During the second quarter of 1998, the Company adopted a plan to dispose of the telecommunications division through a sale or liquidation. As a result, certain financial information previously issued has been restated to give effect to the classification of this business as discontinued operations.

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

(2)      DISCONTINUED OPERATIONS

                  During the second quarter of 1998, the Company adopted a plan to dispose of its various telecommunications divisions through a sale or liquidation. The Company's Caller ID adjunct inventory was sold in May 1998. Negotiations for the sale of some or all of the remaining telecommunications assets are being conducted with various parties. At June 30, 1998, the net assets of discontinued operations, consisting primarily of inventories, trade receivables, equipment, warehouse facilities, and liabilities expected to be assumed by others, have been reclassified as current assets at the estimated net realizable value.

                  Revenues from discontinued operations were $8,307,000 and $13,597,000 for the three months ended June 30, 1998 and 1997, respectively. Revenues from discontinued operations were $23,163,000 and $31,195,000 for the six months ended June 30, 1998 and 1997, respectively. Included within the loss on disposal was a loss for discontinued operations aggregating $2,416,000 for the period from the measurement date, June 1, 1998, to June 30, 1998. Also included in the loss on disposal is a pretax provision of

         $2,279,000 for estimated operating losses during the phase-out period, which is expected to be from June 1, 1998 through October 31, 1998. Loss from discontinued operations is net of income tax benefits associated with the operations of the telecommunications divisions of $2,729,000. Noncash activities in the loss from discontinued operations for the six month period ending June 30, 1998 include $12,458,000 for the write-down of inventories; and $751,000 for depreciation and amortization. Noncash activities in the loss on disposal of discontinued operations include $3,538,000 for the write-down of property, plant and equipment. Noncash activities associated with discontinued operations for the six month period ended June 30, 1997 include $2,131,000 for depreciation and amortization.

(3)      STOCKHOLDERS' EQUITY

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

                  On June 9, 1998, the Company offered employees participating in the Company's Stock Option Plans the opportunity to cancel the exercisable and unexercisable portions of their stock options as of
         June 9, 1998 and  replace  them with an equal  number of  options at an exercise price of $1.00, which was the closing market price on such date. The Company did not offer this opportunity to the President and Chief Executive Officer, but offered this opportunity to employees as an incentive to encourage employee retention. Approximately 944,235 stock options with exercise prices ranging from $1.25 to $23.75 were replaced. The replacement options vest as follows: the number of previously granted options exercisable on June 9, 1998 will become exercisable on December 9, 1998; and the number of previously granted options unexercisable as of June 9, 1998 will become exercisable over three years from June 9, 1998 in equal annual increments.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

RESULTS OF OPERATIONS
---------------------

The following represents the results of operations for InteliData Technologies Corporation for the three and six months ended June 30, 1998 and 1997. Such information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Revenues

         The Company's second quarter revenues were $2,151,000 in 1998 compared to $3,266,000 in 1997, a decrease of 34% or $1,115,000. The Company did not sell any software during the second quarter of 1998 compared to $289,000 in software revenues in the same period in 1997. Consulting and services revenues aggregated $63,000 in the second quarter of 1998 for services associated with feasibility studies for potential clients. During the same period in 1997, the Company aggregated $295,000 in customer support revenues, which were remarketed by Visa InterActive to Visa member banks. Leasing and other revenues aggregated $2,088,000 in the second quarter of 1998 compared to $2,682,000 in the second quarter of 1997. During the second quarter of 1998, revenues from leasing and other operations consisted of $1,385,000 from customers within its lease base, $78,000 in revenues from maintenance contracts related to the sale of software, and $625,000 from deferred royalty revenues related to an agreement whereby the Company was prepaid for certain royalties in the fourth quarter of 1997. During the same period in 1997, the Company recognized $2,203,000 from customers within its lease base and $479,000 from monthly service fees for bill pay operations. The number of active records in the Company's installed lease base historically decreases at a rate of 27% per year. The Company expects this trend to continue.

Cost of Revenues

         The Company's second quarter cost of revenues were $549,000 in 1998 compared to $1,927,000 in 1997, a decrease of 72% or $1,378,000. The Company did not sell any software during the second quarter of 1998 compared to $118,000 in costs associated with software sales in the same period in 1997. Consulting and services cost of revenues aggregated $25,000 in the second quarter of 1998 for services associated with feasibility studies for potential clients. During the same period in 1997, the Company aggregated $250,000 in cost of revenues for customer support revenues, which were remarketed by Visa InterActive to Visa member banks. Cost of revenues associated with leasing and other operations aggregated $524,000 in the second quarter of 1998 compared to $1,559,000 in the second quarter of 1997. During the second quarter of 1998, the Company recognized cost of revenues aggregating $524,000 for its lease base. During 1997, the Company recognized cost of revenues aggregating $1,220,000 from customers within its lease base and $339,000 from monthly service fees for bill pay operations. The decrease in cost of revenues for the Company's lease base from the second quarter of 1997 to the second quarter of 1998 was attributed to the lease base becoming fully depreciated in the first quarter of 1998 and a decrease in the number of active lease customers.

         Overall gross profit margins increased to 74% for the second quarter of 1998 from 41% for the second quarter of 1997. The large increase in gross profit margins was attributed primarily to a shift in the source of revenues for the Company and the full depreciation of the Company's lease base. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix, competitive pricing pressure, the introduction of new products and changes in the volume and terms of leasing activity.

General and Administrative

         General and administrative expenses were $1,840,000 for the second quarter of 1998 as compared to $1,509,000 in the second quarter of 1997. The increase of $331,000 was attributed to a reversal of estimated restructuring charges related to the home banking division during the second quarter of 1997. Exclusive of this adjustment, general and administrative expenses decreased
$836,000 from the same period in the prior year. This decrease is primarily attributed to a reduction in headcount and other comprehensive cost reduction measures implemented by the Company as well as the reduction of goodwill amortization expense resulting from a valuation adjustment in the third quarter of 1997. Throughout the year, the Company expects to control general and administrative expenses and plans to continually assess its operations in managing the continued development of infrastructure to handle anticipated business levels.

Selling and Marketing

         Selling and  marketing  expenses  increased  to $645,000 for the second quarter of 1998 from $586,000 for the same period last year. The Company is continually expanding its marketing efforts in promoting and developing its products. The increase of 10% or $59,000 from the same period last year is attributed primarily to increased direct selling costs related to the introduction of new products to financial institutions.

Research and Development

         Research and development costs were $716,000 in the second quarter of 1998 compared to $1,173,000 for the same period in 1997. The decrease of $457,000 was largely attributable to cost saving measures relating to personnel costs and more focused research and development efforts.

Other Income

         Other income, primarily investment income, was $550,000 for the second quarter of 1998 compared to $418,000 for the same period in the prior year. The increase of $132,000 was attributed to the recognition of realized gains in the Company's investment portfolio.

Discontinued Operations

         During the second quarter of 1998, the Company adopted a plan to dispose of its various telecommunications divisions through a sale or liquidation. The Company's Caller ID adjunct inventory was sold in May 1998. Negotiations for the sale of some or all of the remaining telecommunications assets are being conducted with various parties. At June 30, 1998, the net assets of discontinued operations, consisting primarily of inventories, trade receivables, equipment, warehouse facilities and liabilities expected to be assumed by others, have been reclassified as current assets at the estimated net realizable value.

         Revenues from discontinued operations were $8,307,000 and $13,597,000 for the three months ended June 30, 1998 and 1997, respectively. The loss from the operation of the telecommunications and interactive services divisions, net of income taxes, was $13,487,000 during the second quarter of 1998 compared to $1,326,000 for the same period in the prior year. The loss on disposal of the telecommunications and interactive services divisions was $8,233,000 for the second quarter of 1998. Included within the loss on disposal was a loss for discontinued operations aggregating $2,416,000 for the period from the measurement date, June 1, 1998, to June 30, 1998. Also included in the loss on disposal is a pretax provision of $2,279,000 for estimated operating losses during the phase-out period, which is expected to be from June 1, 1998 through October 31, 1998.

Weighted Average Outstanding Shares and Basic and Diluted Loss Per Common Share

         The basic and diluted weighted average shares decreased to 31,374,000 for the second quarter of 1998 compared to 31,819,000 for the second quarter of 1997. The decrease resulted primarily from the purchase of treasury shares during 1997 and the cancellation of certain shares of common stock in the first quarter of 1998; partially offset by an increase in shares issued due to the exercise of stock options and stock grants to key employees. As a result of the foregoing, basic and diluted loss per common share from continuing operations was $(0.03) for the second quarter of 1998 compared to $(0.05) for the second quarter of 1997; basic and diluted loss per common share was $(0.73) for the second quarter of 1998 compared to $(0.09) for the second quarter of 1997.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Revenues

         The Company's revenues for the first six months of 1998 were $4,622,000 compared to $7,232,000 in 1997, a decrease of 36% or $2,610,000. The Company did not sell any software during the first six months of 1998 compared to $501,000 in software revenues in the same period in 1997. Consulting and services revenues aggregated $211,000 in the first six months of 1998 for services associated with feasibility studies for potential clients. During the same period in 1997, the Company aggregated $659,000 in customer support revenues, which were remarketed by Visa InterActive to Visa member banks. Leasing and other revenues aggregated $4,411,000 in the first six months of 1998 compared to $6,072,000 in the first six months of

1997. During the first six months of 1998, revenues from leasing and other operations consisted of $3,083,000 from customers within its lease base, $78,000 in revenues from maintenance contracts related to the sale of software, and $1,250,000 from deferred royalty revenues related to an agreement whereby the Company was prepaid certain royalties in the fourth quarter of 1997. During the same period in 1997, the Company recognized $5,021,000 from customers within its lease base and $1,051,000 from monthly service fees for bill pay operations. The number of active records in the Company's installed lease base historically decreases at a rate of 27% per year. The Company expects this trend to continue.

Cost of Revenues

         The Company's cost of revenues for the first six months of 1998 were $1,263,000 compared to $4,168,000 in 1997, a decrease of 70% or $2,905,000. The
Company did not sell any software during the first six months of 1998 compared to $223,000 in costs associated with software sales in the same period in 1997. Consulting and services cost of revenues aggregated $34,000 in the first six months of 1998 for services associated with feasibility studies for potential clients. During the same period in 1997, the Company aggregated $590,000 in cost of revenues for customer support revenues, which were remarketed by Visa InterActive to Visa member banks. Cost of revenues associated with leasing and other operations aggregated $1,229,000 in the first six months of 1998 compared to $3,355,000 in the same period of 1997. During the first six months of 1998, the Company recognized cost of revenues aggregating $1,229,000 for its lease base. During the same period in 1997, the Company recognized cost of revenues aggregating $2,666,000 from customers within its lease base and $689,000 from monthly service fees for bill pay operations. The decrease in cost of revenues for the Company's lease base from the first half of 1997 to the first half of 1998 was attributed primarily to the lease base becoming fully depreciated in the first quarter of 1998 and a decrease in the number of active lease customers.

         Overall gross profit margins increased to 73% for the first six months of 1998 from 42% for the same period in 1997. The large increase in gross profit margins was attributed primarily to a shift in the source of revenues for the Company and the full depreciation of the Company's lease base. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix, competitive pricing pressure, the introduction of new products and changes in the volume and terms of leasing activity.

General and Administrative

         General and administrative expenses were $3,275,000 for the first six months of 1998 as compared to $3,494,000 in the first six months of 1997. The decrease of $219,000 was attributed to a reduction in headcount and other comprehensive cost reduction measures implemented by the Company. Throughout the year, the Company expects to control general and administrative expenses and plans to continually assess its operations in managing the continued development of infrastructure to handle anticipated business levels.

Selling and Marketing

         Selling and marketing expenses increased to $1,287,000 for the first six months of 1998 from $652,000 for the same period last year. The large increase is primarily attributed to lower selling and marketing expenses in the first quarter of 1997. Considering the change in the Company's strategic direction in the second quarter of 1997, the Company began investing in selling and marketing programs. The Company is continually expanding its marketing efforts in promoting its products. The increase of 97% or $635,000 from the same period last year is attributed primarily to the change in strategic direction in the second quarter of 1997 and increased direct selling costs related to the introduction of new products to financial institutions.

Research and Development

         Research and development costs were $1,357,000 in the first six months of 1998 compared to $2,282,000 for the same period in 1997. The decrease of $925,000 was largely attributable to cost saving measures relating to personnel costs and more focused research and development efforts.

Other Income

         Other income, primarily investment income, was $686,000 for the first six months of 1998 compared to $856,000 for the same period in the prior year. The decrease of $170,000 was attributed to decreased cash, equivalents and short-term investment balances for the first half of 1998 compared to the first half of 1997. The decrease in cash, equivalents and short-term investment balances were related to the funding of the Company's working capital and operations.

Discontinued Operations

         During the second quarter of 1998, the Company adopted a plan to dispose of its various telecommunications divisions through a sale or liquidation. The Company's Caller ID adjunct inventory was sold in May 1998. Negotiations for the sale of some or all of the remaining telecommunications assets are being conducted with various parties. At June 30, 1998, the net assets of discontinued operations, consisting primarily of inventories, trade receivables, equipment, warehouse facilities and liabilities expected to be assumed by others have been reclassified as current assets at the estimated net realizable value.

         Revenues from discontinued operations were $23,163,000 and $31,195,000 for the six months ended June 30, 1998 and 1997, respectively. The loss from the operation of the telecommunications and interactive services divisions, net of income taxes, was $16,724,000 during the first six months of 1998 compared to $164,000 for the same period in the prior year. The loss from disposal of the telecommunications and interactive services divisions was $8,993,000 for the first half of 1998. Included within the loss on disposal was a loss for discontinued operations aggregating $2,416,000 for the period from the measurement date, June 1, 1998, to June 30, 1998. Also included in the loss on disposal is a pretax provision of

$2,279,000 for estimated operating losses during the phase-out period, which is expected to be from June 1, 1998 through October 31, 1998.

Weighted Average Outstanding Shares and Basic and Diluted Loss Per Common Share

         The basic and diluted weighted average shares decreased to 31,273,000 for the first half of 1998 compared to 31,818,000 for the first half of 1997. The decrease resulted primarily from the purchase of treasury shares during 1997 and the cancellation of certain shares of common stock in the first quarter of 1998; partially offset by an increase in shares issued due to the exercise of stock options and stock grants to key employees. As a result of the foregoing, basic and diluted loss per common share from continuing operations was $(0.06) for the first half of 1998 compared to $(0.08) for the first half of 1997; basic and diluted loss per common share was $(0.88) for the first half of 1998 compared to $(0.08) for the first half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 1998, the Company's cash, equivalents and short-term investments decreased by $2,955,000 resulting from the payment of outstanding liabilities at year-end, including short-term borrowings and the financing of certain operations. At June 30, 1998, the Company had $8,404,000 in cash and cash equivalents. At June 30, 1998, the Company had working capital of $9,759,000 with no long-term debt. The Company's total assets exceeded total liabilities by $9,834,000.

         During the first six months of 1998, cash used in operating activities from continuing operations was $3,043,000 compared to $1,897,000 in the same period in 1997. Cash flows from operating activities of continuing operations during the first six months of 1998 include certain fixed costs in operating expenses, payment of certain liabilities and recognition of income related to deferred revenues, offset in part by net cash generated from the Company's accounts receivable of $235,000. Cash flows from operations during the first half of 1998 were primarily related to an increase in inventories of $22,000 and funding payments from accounts payable of $289,000, accrued expenses of $226,000, and recognition of income from deferred revenues of $1,330,000; offset in part by decreases in prepaid expenses and other assets aggregating $155,000. Cash flows from operating activities of discontinued operations during the first six months of 1998 were $1,301,000 compared to $10,725,000 used in the same period in 1997. The change related primarily to the funding of accounts receivable and inventory purchases in the prior year.

         Investing activities provided $9,297,000 during the first six months of 1998 compared to providing $720,000 during the same period in 1997. Cash provided by investing activities was primarily contributed by the sale of short-term investments offset in part by the purchase of certain property and equipment, primarily to support an upgrade for the Company's internal networks.

         Financing activities used $1,206,000 in the first half of 1998 compared to using $1,900,000 in the same period in 1997. Financing activities consist primarily of the payment of short-term borrowings, offset in part by cash received from the exercise of stock options.

         The Company's primary needs for cash in the future are for investments in product development, working capital, the financing of operations, strategic ventures, potential acquisitions, potential stock repurchases, capital expenditures and the upgrade of the Company's systems and operations. In order to meet the Company's needs for cash throughout the year, the Company will utilize cash on-hand, cash generated through the sale of certain assets associated with discontinued operations, collateralized borrowings and may utilize, to the extent available, funds generated from operations.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, pricing pressure, product demand and market acceptance risks, year 2000 compliance issues, pace of consumer acceptance of home banking, bank mergers and acquisitions, evolution of standards including Open Financial Exchange (OFX) and the GOLD standard, risk of integration of the Company's technology by large software companies, reliance on key strategic alliances and newly emerging technologies, reliance on resellers, the on-going viability of the mainframe marketplace and demand for traditional mainframe products, the ability to attract and retain key employees, the availability of cash for growth, product obsolescence, ability to reduce product costs, fluctuations in operating results, ability to continue funding operating losses, delays in development of highly complex products and other risks detailed from time to time in InteliData filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 1997. These risks could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act.

PART II:   OTHER INFORMATION
           -----------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

(a)   Exhibits
      --------

      10.23 Employment and Non-Competition Agreement dated June 9, 1998 between InteliData Technologies Corporation and Joseph P. Payne.

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