Form 10-Q
period 1998-09-30
INTELIDATA TECHNOLOGIES CORP
filed 1998-11-16
CIK 1021810

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



For the Quarter ended: September 30, 1998       Commission File Number 000-21685



                       INTELIDATA TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

     DELAWARE                        54-1820617
     State of incorporation)         (I.R.S. Employer Identification Number)

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

The number of shares of the registrant's Common Stock outstanding on September 30, 1998 was 31,636,916.



================================================================================

                       INTELIDATA TECHNOLOGIES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

         Item 1.  Unaudited Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets
                  September 30, 1998 and December 31, 1997 .................   3

                  Condensed Consolidated Statements of Operations
                  Three Months and Nine Months Ended September 30,
                  1998 and 1997 ............................................   4

                  Condensed Consolidated Statement of Changes in Stockholders' Equity
                  Nine Months Ended September 30, 1998......................   5

                  Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1998 and 1997.............   6

                  Notes to Condensed Consolidated Financial Statements .....   7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ................................   9


PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K..........................  18


SIGNATURES        ..........................................................  19

PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1:  FINANCIAL STATEMENTS
-----------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                        (in thousands, except share data)

                                                                                        1998            1997
                                                                                     (unaudited)
                                                                                    ------------    ------------
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                                      $      6,625    $      2,055
     Short-term investments                                                                   --           9,304
     Accounts receivable, net of allowances of $296
         in 1998 and $461 in 1997                                                          1,332           1,309
     Inventories                                                                              29               7
     Net assets of discontinued operations                                                 4,494          32,618
     Prepaid expenses and other current assets                                               106             158
                                                                                    ------------    ------------
         Total current assets                                                             12,586          45,451

  NONCURRENT ASSETS
     Property and equipment, net                                                             442             923
     Other assets                                                                            259             328
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $     13,287    $     46,702
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                                                               $        882    $        756
     Accrued expenses and other liabilities                                                2,899           4,231
     Deferred revenues                                                                     3,074           3,396
                                                                                    ------------    ------------
         Total current liabilities                                                         6,855           8,383

  NONCURRENT LIABILITIES
     Deferred revenues                                                                        --           1,250
                                                                                    ------------    ------------
TOTAL LIABILITIES                                                                          6,855           9,633

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
         no shares issued and outstanding                                                     --              --
     Common stock, $0.001 par value; authorized 60,000,000 shares;
         issued 32,318,416 shares in 1998 and 31,862,449 shares in 1997;
         outstanding 31,636,916 shares in 1998 and 31,180,949 in 1997                         32              32
     Additional paid-in capital                                                          246,907         245,699
     Treasury stock, at cost                                                              (2,064)         (2,064)
     Deferred compensation                                                                  (261)            (18)
     Accumulated other comprehensive income                                                   --             425
     Accumulated deficit                                                                (238,182)       (207,005)
                                                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                 6,432          37,069
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     13,287    $     46,702
                                                                                    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                (in thousands, except per share data; unaudited)


                                                              Three months ended                  Nine months ended
                                                                 September 30,                      September 30,
                                                          ----------------------------       ----------------------------
                                                             1998             1997              1998             1997
                                                          -----------      -----------       -----------      -----------

REVENUES
     Software                                             $     416        $     274         $     416        $     775
     Consulting and services                                    415              314               626              973
     Leasing and other                                        1,894            2,223             6,305            8,295
                                                          -----------      -----------       -----------      -----------
         Total revenues                                       2,725            2,811             7,347           10,043
                                                          -----------      -----------       -----------      -----------

COST OF REVENUES
     Software                                                    --               --                --              223
     Consulting and services                                    162              270               196              860
     Leasing and other                                          400            1,484             1,629            4,839
                                                          -----------      -----------       -----------      ----------
         Total cost of revenues                                 562            1,754             1,825            5,922
                                                          -----------      -----------       -----------      -----------

GROSS PROFIT                                                  2,163            1,057             5,522            4,121

OPERATING EXPENSES
     General and administrative                               1,586            2,727             4,861            6,221
     Selling and marketing                                      714              564             2,001            1,216
     Research and development                                   656            1,141             2,013            3,423
                                                          -----------      -----------       -----------      -----------
         Total operating expenses                             2,956            4,432             8,875           10,860
                                                          -----------      -----------       -----------      -----------

OPERATING LOSS                                                 (793)          (3,375)           (3,353)          (6,739)
                                                          -----------      -----------       -----------      -----------

OTHER INCOME                                                     32              299               718            1,155
                                                          -----------      -----------       -----------      -----------
LOSS BEFORE INCOME TAXES                                       (761)          (3,076)           (2,635)          (5,584)
INCOME TAXES                                                     --               --                --               --
                                                          -----------      -----------       -----------      -----------
LOSS FROM CONTINUING OPERATIONS                                (761)          (3,076)           (2,635)          (5,584)

DISCONTINUED OPERATIONS
  Loss from operation of telecommunications and
    interactive service divisions (net of income taxes)      (1,325)         (76,102)          (18,049)         (76,266)
  Loss on disposal of telecommunications and
    interactive service divisions                            (1,500)              --           (10,493)              --
                                                          -----------      -----------       -----------      -----------
         Total discontinued operations                       (2,825)         (76,102)          (28,542)         (76,266)
                                                          -----------      -----------       -----------      -----------
NET LOSS                                                  $  (3,586)       $ (79,178)        $ (31,177)       $ (81,850)
                                                          ===========      ===========       ===========      ===========

Basic and diluted loss from continuing operations
  per common share                                        $   (0.02)       $   (0.10)        $   (0.08)       $   (0.18)
                                                          ===========      ===========       ===========      ===========
Basic and diluted loss per common share                   $   (0.11)       $   (2.51)        $   (0.99)       $   (2.58)
                                                          ===========      ===========       ===========      ===========
Basic and diluted weighted average outstanding shares        31,644           31,497            31,397           31,711
                                                          ===========      ===========       ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                            (in thousands; unaudited)


                                                                                  Accumulated
                                          Common Stock    Additional                 Other
                                         ---------------    paid-in    Treasury  Comprehensive    Deferred    Accumulated
                                         Shares  Amount     capital     Stock       Income      Compensation    Deficit      Total
                                         ------  ------   ----------   --------  -------------  ------------  -----------  ---------
Balance at December 31, 1997             31,181  $    32  $  245,699  $  (2,064)    $    425        $  (18)   $ (207,005)  $ 37,069
  Cancellation of common stock              (33)      --         (68)        --           --            68            --         --
  Issuance of restricted common stock       153       --         459         --           --          (459)           --         --
  Cancellation of accrued stock options      --       --         494         --           --            --            --        494
  Exercise of stock options                 300       --         294         --           --            --            --        294
  Employee stock purchase plan               35       --          29         --           --            --            --         29
  Recognized gain on investments             --       --          --         --         (425)           --            --       (425)
  Compensation expense                       --       --          --         --           --           148            --        148
  Net loss                                   --       --          --         --           --            --       (31,177)   (31,177)
                                         ------  -------  ----------  ----------    --------        -------   -----------  ---------
Balance at September 30, 1998            31,636  $    32  $  246,907  $  (2,064)    $     --        $ (261)   $ (238,182)  $  6,432
                                         ======  =======  ==========  ==========    ========        =======   ===========  =========















     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                            (in thousands; unaudited)



                                                                                   1998              1997
                                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Loss from continuing operations                                                 $   (2,635)       $   (5,584)
Adjustments to reconcile loss from continuing operations
to net cash used in operating activities for continuing operations:
   Depreciation and amortization                                                       488             2,375
   Deferred compensation and other noncash items                                       148                87
   Changes in certain assets and liabilities:
       Accounts receivable                                                             (23)              211
       Inventories                                                                     (22)               --
       Prepaid expenses and other current assets                                        52               894
       Other assets                                                                     69              (303)
       Accounts payable                                                                126              (204)
       Accrued expenses and other liabilities                                       (1,332)              138
       Deferred revenues                                                            (1,572)             (286)
                                                                                -----------       -----------
            Net cash used in operating activities for continuing operations         (4,701)           (2,672)
                                                                                -----------       -----------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF
DISCONTINUED OPERATIONS                                                              1,151           (21,700)
                                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from the sale of short-term investments                                  9,304             1,648
   Purchases of property and equipment-continuing operations                            (7)              (82)
   Purchases of property and equipment-discontinued operations                          --              (869)
                                                                                -----------       -----------
            Net cash provided by investing activities                                9,297               697
                                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of short-term borrowings-discontinued operations                         (1,500)             (700)
   Payments to acquire treasury stock                                                   --            (2,064)
   Proceeds from the issuance of common stock                                          323               100
                                                                                -----------       -----------
            Net cash used in financing activities                                   (1,177)           (2,664)
                                                                                -----------       -----------

                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    4,570           (26,339)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD FOR
CONTINUING AND DISCONTINUED OPERATIONS                                               2,055            26,644
                                                                                -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD FOR CONTINUING
AND DISCONTINUED OPERATIONS                                                     $    6,625        $      305
                                                                                ==========        ==========



     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

(1)      Basis of Presentation

                  The condensed consolidated balance sheet of InteliData Technologies Corporation ("InteliData" or "Company") as of September 30, 1998, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1998 and 1997, condensed consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997 and condensed consolidated statement of changes in stockholder's equity for the nine month period ended September 30, 1998 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts have been reclassified to conform to the current year presentation. During the second quarter of 1998, the Company adopted a plan to dispose of the telecommunications division through a sale or liquidation. As a result, certain financial information previously issued has been restated to give effect to the classification of this business as discontinued operations.

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

(2)      Discontinued Operations

                  During the second quarter of 1998, the Company adopted a plan to dispose of its various telecommunications divisions through a sale or liquidation. The Company's Caller ID adjunct inventory was sold in May 1998. Negotiations for the sale of some or all of the remaining telecommunications assets are being conducted with various parties. At September 30, 1998, the net assets of discontinued operations, consisting primarily of inventories, trade receivables, equipment, warehouse facilities, and liabilities expected to be assumed by others, have been reclassified as current assets at their estimated net realizable value.

                  Revenues from discontinued operations were $5,404,000 and $8,897,000 for the three months ended September 30, 1998 and 1997, respectively. Revenues from discontinued operations were $25,067,000 and $40,092,000 for the nine months ended September 30, 1998 and 1997, respectively. Included within the loss on disposal was a loss for discontinued operations aggregating $5,081,000 for the period from the measurement date, June 1, 1998, to September 30, 1998. Also included in the loss on disposal is a pretax provision of $5,412,000 for estimated operating losses during the phase-out period, which is expected to be from June 1, 1998 through March 31, 1999. Loss from discontinued operations is net of income tax benefits associated with the operations of the telecommunications divisions of $1,422,000. Noncash activities in the loss from discontinued operations for the nine month period ended September 30, 1998 include $15,283,000 for the write-down of inventories and provision for sales returns; and $751,000 for depreciation and amortization. Noncash activities in the loss on disposal of discontinued operations for the nine months ended September 30, 1998 include $3,538,000 for the write-down of property, plant and equipment. Noncash activities associated with discontinued operations for the nine month period ended September 30, 1997 include $1,905,000 for depreciation and amortization.

(3)      Stockholders' Equity

                  On February 24, 1998, the Company's Board of Directors approved the issuance of up to 200,000 restricted shares of the Company's common stock under the Company's 1996 Incentive Plan to employees of the home banking division. Since April 1, 1998, 130,500 of such shares have been issued to employees, net of forfeitures. Under the terms of the stock award, the shares may not be sold or transferred for a period of eighteen months from the date of grant and the shares are forfeitable should the employee's employment with the Company terminate prior to the end of the holding period.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Results of Operations
---------------------

The following represents the results of operations for InteliData Technologies Corporation for the three and nine months ended September 30, 1998 and 1997. Such information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Revenues

         The Company's third quarter revenues were $2,725,000 in 1998 compared to $2,811,000 in 1997, a decrease of 3% or $86,000. Revenues were relatively constant from the same period in the prior year, however, there were significant changes in the Company's product mix, primarily related to the decline in lease revenues, offset in part by the increase attributed to Visa royalties, and increased revenues from software sales and consulting services. The Company sold home banking related software aggregating $416,000 during the third quarter of 1998 compared to $274,000 in software revenues in the same period in 1997. Consulting and services revenues aggregated $415,000 in the third quarter of 1998 for services associated with installations, special projects and feasibility studies for potential financial institution and banking clients. During the same period in 1997, the Company aggregated $314,000 in customer support revenues, which were remarketed by Visa InterActive to Visa member banks. Leasing and other revenues aggregated $1,894,000 in the third quarter of 1998 compared to $2,223,000 in the third quarter of 1997. During the third quarter of 1998, revenues from leasing and other operations consisted of $1,158,000 from customers within its lease base, $111,000 in revenues from maintenance contracts related to the sale of software, and $625,000 from deferred royalty revenues related to an agreement whereby the Company was prepaid for certain royalties in the fourth quarter of 1997. During the same period in 1997, the Company recognized $1,987,000 from customers within its lease base and $236,000 from monthly service fees for bill pay operations. The number of active records in the Company's installed lease base historically decreases at a rate of approximately 30% per year. The Company expects this trend to continue and expects leasing to become a less significant portion of revenues as its software products gain market share.

Cost of Revenues

         The Company's third quarter cost of revenues were $562,000 in 1998 compared to $1,754,000 in 1997, a decrease of 68% or $1,192,000. The Company did not recognize any cost of sales associated with its software revenues during the third quarter of 1998 and 1997 because costs associated with software revenues were expensed to operations during the period of development. Consulting and services cost of revenues aggregated $162,000 in the third quarter of 1998 for services associated with installations, special projects and feasibility studies for potential clients. During the same period in 1997, the Company aggregated $270,000 in cost of revenues for customer support revenues, which were remarketed by Visa InterActive to Visa member banks. Cost of revenues associated with leasing and other operations aggregated $400,000 in the third quarter of 1998 compared to $1,484,000 in the third quarter of 1997. During the third quarter of 1998, the Company recognized cost of revenues aggregating $400,000 for its lease base. During the third quarter of 1997, the Company recognized cost of revenues aggregating $1,254,000 from customers within its lease base and $230,000 from monthly service fees for bill pay operations. The decrease in cost of revenues for the Company's lease base from the third quarter of 1997 to the third quarter of 1998 was attributed to the lease base becoming fully depreciated in the first quarter of 1998 and a decrease in the number of active lease customers.

         Overall gross profit margins increased to 79% for the third quarter of 1998 from 38% for the third quarter of 1997. The large increase in gross profit margins was attributed primarily to a shift in the source of revenues for the Company and the full depreciation of the Company's lease base. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix, competitive pricing pressure, the introduction of new products and changes in the volume and terms of leasing activity.

General and Administrative

         General and administrative expenses were $1,586,000 for the third quarter of 1998 as compared to $2,727,000 in the third quarter of 1997. The decrease of $1,141,000 was attributed primarily to unusual and nonrecurring charges for bad debts of $541,000, facilities expenses of $83,000, staff reductions of $78,000, and estimated legal expenses of $68,000 recorded as part of the Company's overhead in the third quarter of 1997. Exclusive of these charges, general and administrative expenses decreased $371,000 from the same period in the prior year. This decrease is primarily attributed to a reduction in headcount and other comprehensive cost reduction measures implemented by the Company as well as the reduction of goodwill amortization expense resulting from a valuation adjustment in the third quarter of 1997. Throughout the year, the Company expects to control general and administrative expenses and plans to continually assess its operations in managing the continued development of infrastructure to handle anticipated business levels.

Selling and Marketing

         Selling and  marketing  expenses  increased  to $714,000  for the third quarter of 1998 from $564,000 for the same period last year. The Company is continually expanding its marketing efforts in promoting and developing its products. The increase of 27% or $150,000 from the same period last year is attributed primarily to increased direct selling costs related to the introduction of new products to financial institutions.

Research and Development

         Research and development costs were $656,000 in the third quarter of 1998 compared to $1,141,000 for the same period in 1997. The decrease of $485,000 was largely attributable to cost saving measures relating to personnel costs and more focused research and development efforts.

Other Income

         Other income, primarily investment income, was $32,000 for the third quarter of 1998 compared to $299,000 for the same period in the prior year. The decrease of $267,000 was attributed to the liquidation of the Company's investment portfolio and maintaining cash and equivalents in risk-free investments during the third quarter of 1998 compared to the same period last year.

Discontinued Operations

         During the second quarter of 1998, the Company adopted a plan to dispose of its various telecommunications divisions through a sale or liquidation. The Company's Caller ID adjunct inventory was sold in May 1998. Negotiations for the sale of some or all of the remaining telecommunications assets are being conducted with various parties. At September 30, 1998, the net assets of discontinued operations, consisting primarily of inventories, trade receivables, equipment, warehouse facilities and liabilities expected to be assumed by others, have been reclassified as current assets at their estimated net realizable value.

         Revenues from discontinued operations were $5,404,000 and $8,897,000 for the three months ended September 30, 1998 and 1997, respectively. Included within the loss on disposal was a loss associated with a particular product line for $2,825,000 relating to inventory write-downs and additional sales returns.

Weighted Average Outstanding Shares and Basic and Diluted Loss Per Common Share

         The basic and diluted weighted average shares increased to 31,644,000 for the third quarter of 1998 compared to 31,497,000 for the third quarter of 1997. The increase resulted primarily from shares issued to certain employees during the second quarter of 1998 in accordance with the Company's 1996 Incentive Plan. As a result of the foregoing, basic and diluted loss per common share from continuing operations was $(0.02) for the third quarter of 1998 compared to $(0.10) for the third quarter of 1997; basic and diluted loss per common share was $(0.11) for the third quarter of 1998 compared to $(2.51) for the third quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Revenues

         The Company's revenues for the first nine months of 1998 were $7,347,000 compared to $10,043,000 in 1997, a decrease of 27% or $2,696,000. The decrease is attributed primarily to a significant change in the product mix, and the decline in software, consulting and lease revenues, offset in part by the increase attributed to Visa royalties. The Company sold $416,000 in home banking related software during the first nine months of 1998 compared to $775,000 in software revenues in the same period in 1997. Consulting and services revenues aggregated $626,000 in the first nine months of 1998 for services associated with installations, special projects and feasibility studies for potential financial institution and banking clients. During the same period in 1997, the Company aggregated $973,000 in customer support revenues, which were remarketed by Visa InterActive to Visa member banks. Leasing and other revenues aggregated

$6,305,000 in the first nine months of 1998 compared to $8,295,000 in the first nine months of 1997. During the first nine months of 1998, revenues from leasing and other operations consisted of $4,241,000 from customers within its lease base, $189,000 in revenues from maintenance contracts related to the sale of software, and $1,875,000 from deferred royalty revenues related to an agreement whereby the Company was prepaid certain royalties in the fourth quarter of 1997. During the same period in 1997, the Company recognized $7,008,000 from customers within its lease base and $1,287,000 from monthly service fees for bill pay operations. The number of active records in the Company's installed lease base historically decreases at a rate of approximately 30% per year. The Company expects this trend to continue and expects leasing to become a less significant portion of revenues as its software products gain market share.

Cost of Revenues

         The Company's cost of revenues for the first nine months of 1998 were $1,825,000 compared to $5,922,000 in 1997, a decrease of 69% or $4,097,000. The
Company did not recognize any cost of sales associated with the sale of software during the first nine months of 1998 compared to $223,000 in costs associated with software sales in the same period in 1997. The Company did not recognize any cost of sales associated with the sale of software during the first nine months of 1998 because costs associated with software revenues were expensed to operations during the period of development. Consulting and services cost of revenues aggregated $196,000 in the first nine months of 1998 for services associated with installations, special projects and feasibility studies for potential clients. During the same period in 1997, the Company aggregated $860,000 in cost of revenues for customer support revenues, which were remarketed by Visa InterActive to Visa member banks. Cost of revenues associated with leasing and other operations aggregated $1,629,000 in the first nine months of 1998 compared to $4,839,000 in the same period of 1997. During the first nine months of 1998, the Company recognized cost of revenues aggregating $1,629,000 for its lease base. During the same period in 1997, the Company recognized cost of revenues aggregating $3,920,000 from customers within its lease base and $919,000 from monthly service fees for bill pay operations. The decrease in cost of revenues for the Company's lease base from the first nine months of 1997 to the first nine months of 1998 was attributed primarily to the lease base becoming fully depreciated in the first quarter of 1998 and a decrease in the number of active lease customers.

         Overall gross profit margins increased to 75% for the first nine months of 1998 from 41% for the same period in 1997. The large increase in gross profit margins was attributed primarily to a shift in the source of revenues for the Company and the full depreciation of the Company's lease base. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix, competitive pricing pressure, the introduction of new products and changes in the volume and terms of leasing activity.

General and Administrative

         General and administrative expenses were $4,861,000 for the first nine months of 1998 as compared to $6,221,000 in the first nine months of 1997. The decrease of $1,360,000 was attributed primarily to unusual and nonrecurring charges for bad debts of $541,000, facilities expenses of $83,000, staff reductions of $78,000 and, estimated legal expenses of $68,000 recorded as part of the Company's overhead in the third quarter of 1997. Exclusive of these charges, general and administrative expenses decreased $590,000 from the same period in the prior year. The decrease was attributed to a reduction in headcount and other comprehensive cost reduction measures implemented by the Company. Throughout the year, the Company expects to control general and administrative expenses and plans to continually assess its operations in managing the continued development of infrastructure to handle anticipated business levels.

Selling and Marketing

         Selling and marketing expenses increased to $2,001,000 for the first nine months of 1998 from $1,216,000 for the same period last year. The large increase is primarily attributed to unusually low selling and marketing expenses in the first quarter of 1997. Considering the change in the Company's strategic direction in the third quarter of 1997, the Company began investing in selling and marketing programs. The Company is continually expanding its marketing efforts in promoting its products. The increase of 65% or $785,000 from the same period last year is attributed primarily to the change in strategic direction in the third quarter of 1997 and increased direct selling costs related to the introduction of new products to financial institutions.

Research and Development

         Research and development costs were $2,013,000 in the first nine months of 1998 compared to $3,423,000 for the same period in 1997. The decrease of $1,410,000 was largely attributable to cost saving measures relating to personnel costs and more focused research and development efforts.

Other Income

         Other income, primarily investment income, was $718,000 for the first nine months of 1998 compared to $1,155,000 for the same period in the prior year. The decrease of $437,000 was attributed to decreased cash, equivalents and short-term investment balances for the first nine months of 1998 compared to the first nine months of 1997. The decrease in cash, equivalents and short-term investment balances were related to the funding of the Company's working capital and operations.

Discontinued Operations

         During the second quarter of 1998, the Company adopted a plan to dispose of its various telecommunications divisions through a sale or liquidation. The Company's Caller ID adjunct inventory was sold in May 1998. Negotiations for the sale of some or all of the remaining telecommunications assets are being conducted with various parties. At September 30, 1998, the net assets of discontinued operations, consisting primarily of inventories, trade receivables, equipment, warehouse facilities and liabilities expected to be assumed by others have been reclassified as current assets at the estimated net realizable value.

         Revenues from discontinued operations were $25,067,000 and $40,092,000 for the nine months ended September 30, 1998 and 1997, respectively. Included within the loss on disposal was a loss for discontinued operations aggregating $5,081,000 for the period from the measurement date, June 1, 1998, to September 30, 1998. Also included in the loss on disposal is a pretax provision of $5,412,000 for estimated operating losses during the phase-out period, which is expected to be from June 1, 1998 through March 31, 1999. Loss from discontinued operations is net of income tax benefits associated with the operations of the telecommunications divisions of $1,422,000.

Weighted Average Outstanding Shares and Basic and Diluted Loss Per Common Share

         The basic and diluted weighted average shares decreased to 31,397,000 for the first nine months of 1998 compared to 31,711,000 for the first nine months of 1997. The decrease resulted primarily from the purchase of treasury shares during the third quarter of 1997 and the cancellation of certain shares of common stock in the first quarter of 1998; partially offset by an increase in shares issued in accordance with the 1996 Incentive Plan. As a result of the foregoing, basic and diluted loss per common share from continuing operations was $(0.08) for the first nine months of 1998 compared to $(0.18) for the first nine months of 1997; basic and diluted loss per common share was $(0.99) for the first nine months of 1998 compared to $(2.58) for the first nine months of 1997.


LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 1998, the Company's cash, equivalents and short-term investments increased by $4,570,000 resulting from the sale of short-term investments offset by the payment of outstanding liabilities at year-end, including short-term borrowings and the financing of certain operations. At September 30, 1998, the Company had $6,625,000 in cash and cash equivalents. At September 30, 1998, the Company had working capital of $5,731,000 with no long-term debt. The Company's total assets exceeded total liabilities by $6,432,000.

         During the first nine months of 1998, cash used in operating activities from continuing operations was $4,701,000 compared to $2,672,000 in the same period in 1997. Cash flows from operating activities of continuing operations during the first nine months of 1998 include certain fixed costs in operating expenses, payment of certain liabilities and recognition of income related to deferred revenues. Cash flows from operations during the first nine months of 1998 were primarily related to an increase in inventories of $22,000 and funding payments from accrued expenses of $1,332,000, and recognition of income from deferred revenues of $1,572,000; offset in part by decreases in prepaid expenses and other assets aggregating $121,000 and increases in accounts payable of $126,000. Cash flows from operating activities of discontinued operations during the first nine months of 1998 were $1,151,000 compared to $21,700,000 used in the same period in 1997. The change related primarily to the funding of accounts receivable and inventory purchases in the prior year.

         Investing activities provided $9,297,000 during the first nine months of 1998 compared to providing $697,000 during the same period in 1997. Cash provided by investing activities was primarily contributed by the sale of short-term investments offset in part by the purchase of certain property and equipment, primarily to support an upgrade for the Company's internal networks.

         Financing activities used $1,177,000 in the first nine months of 1998 compared to using $2,664,000 in the same period in 1997. Financing activities consist primarily of the payment to acquire treasury stock and the payment of short-term borrowings, offset in part by cash received from the exercise of stock options.

         The Company's primary needs for cash in the future are for investments in product development, working capital, the financing of operations, capital expenditures and the upgrade of the Company's systems and operations. In addition, the Company may use cash for investments in strategic ventures, potential acquisitions, and potential stock repurchases. In order to meet the Company's needs for cash throughout the year, the Company will utilize cash on-hand, cash generated through the future sale of certain assets associated with discontinued operations, and may utilize, to the extent available, funds generated from operations.


YEAR 2000 UPDATE

General
-------

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         The Company believes it has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance.

Project
-------

         The Company's Year 2000 Project ("Project") is generally proceeding on schedule. In 1996, the Company began a significant re-engineering of its business processes across the Company including improved access to business information through common, integrated computing systems. As a result, the Company replaced its business systems with systems from J.D. Edwards & Company, IBM Corporation and Microsoft Corporation, which are designed to be Year 2000 Compliant. The Company became fully operational on these systems in 1998.

         The Company has a Project team, with certain sub teams. The Project includes four major areas - corporate business systems, local software systems, third party suppliers of goods and services, and Interpose software systems. The general phases of the Project are: (1) inventorying date-aware items; (2)
determining criticality and assigning priorities to identified items; (3) assessing the Year 2000 compliance of items determined to be material to the Company; (4) repairing, replacing or identifying workarounds for material items that are determined not to be Year 2000 Compliant; (5) testing material items;
(6) identifying critical third parties; and (7) designing contingency plans.

         At  September  30,  1998,  the  inventory,   priority   assessment  and
compliance assessment phases of each area of the Project were essentially complete. Material items are those believed by the Company to have a risk involving the welfare of our customers or substantially affect revenues.

         Corporate business systems on schedule at September 30, 1998 include hardware and systems software, networks and telecommunications. All corporate systems activities are expected to be complete by mid-1999.

         Local software systems include process control and instrumentation systems and building systems. Operational improvement projects already underway address some of the Year 2000 concerns. Some manufacturer replacements or upgrades are behind schedule; however, the Company estimates necessary replacements or upgrades will be completed by mid-1999.

         The third party suppliers phase includes the process of identifying and prioritizing critical suppliers of goods and services, and communicating with them about their plans and progress in addressing the Year 2000 concerns. The Company has recently initiated the identification phase which will be followed by an evaluation of the most critical third parties. These evaluations will be followed by the development of contingency plans as necessary, including plans to use alternative third party vendors, if necessary. This Project phase is scheduled for completion by mid-1999, with monitoring planned through the remainder of 1999 and early 2000.

         The Interpose software phase included actions to address the issue of Year 2000 Compliance as it relates to the Company's customer software. The Company believes that its current version of the Interpose software is Year 2000 Compliant. Actions taken to address previous releases of the software were, with minor exceptions, programming changes to replace a non-compliant date conversion routine with one that was already Year 2000 compliant. Any customer whose product was not already compliant was notified of any source code changes and/or release updates made to the product. The Company has issued letters to its customers that assure that any changes pertinent to the correcting Year 2000 concerns were addressed by the third quarter of 1997 and that all future releases of Interpose will be fully year 2000 compliant.

Costs
-----

         The estimated total cost associated with required modifications to become Year 2000 compliant has not and is not anticipated to be material to the Company's financial position or results of operations in any given year. The estimated total cost of the Project is or will be expensed and includes allowances for some items for which a fix or workaround is still being determined.

Risks
-----

         The failure to correct a material Year 2000 problem could result in an interruption in, or failure of certain normal business activities or operations, which could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 problems will have a material impact on the

Company's results of operations, liquidity or financial condition. The Project is expected to reduce significantly the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material third-party suppliers. The Company believes that with the previously accomplished implementation of global business systems and completion of the Project as scheduled, the possibility of material interruptions of normal operations should be reduced significantly.


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

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)   Exhibits
      --------

      None

(b)   Reports on Form 8-K
      -------------------

      None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                INTELIDATA TECHNOLOGIES CORPORATION



                                By:   /s/ Alfred S. Dominick, Jr.
                                      ------------------------------------------
                                      Alfred S. Dominick, Jr.
                                      President and Chief Executive Officer


                                By:   /s/ E. Philip Hanlon
                                      ------------------------------------------
                                      E. Philip Hanlon
                                      Vice President and Chief Financial Officer