Form 10-K
period 1998-12-31
INTELIDATA TECHNOLOGIES CORP
filed 1999-03-31
CIK 1021810

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 --------------

For the fiscal year ended: December 31, 1998    Commission File Number 000-21685

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 1, 1999, was approximately $37,526,000. In determining this figure, the Registrant has assumed that all of its directors and executive officers are affiliates. Such assumptions should not be deemed to be conclusive for any other purpose.

The number of shares of the registrant's Common Stock outstanding on March 1, 1999 was 31,774,005.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of InteliData Technologies Corporation's Proxy Statement for its 1999 Annual Stockholder Meeting, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Report.


================================================================================

                       INTELIDATA TECHNOLOGIES CORPORATION

                         1998 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I
------

Item 1.    Business............................................................3

Item 2.    Properties..........................................................7

Item 3.    Legal Proceedings...................................................8

Item 4.    Submission of Matters to a Vote of Stockholders.....................8


PART II
-------

Item 5.    Market for Registrant's Common Stock and Related
           Stockholder Matters.................................................9

Item 6.    Selected Financial Data............................................10

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................11

Item 8.    Financial Statements and Supplementary Data........................27

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................52


PART III
--------

Item 10.   Directors and Executive Officers of the Registrant.................53

Item 11.   Executive Compensation.............................................54

Item 12.   Security Ownership of Certain Beneficial Owners and Management.....54

Item 13.   Certain Relationships and Related Transactions.....................54


PART IV
-------

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....55

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

         InteliData Technologies Corporation ("InteliData" or the "Company") develops and markets software products and consulting services for the financial services industry. The Company supplies Internet Banking and bill payment software to financial institutions that want to provide their own remote banking services. The Company also provides maintenance contracts on customer installations and leases Caller ID adjunct units to customers in US West Communications, Inc. ("US West") territory.

         The Company develops and markets software products and implementation services to assist financial institutions in their Internet Banking and electronic bill payment initiatives. The products are designed to assist consumers in accessing and transacting business with their financial institutions electronically, and to assist financial institutions in connecting to and transacting business with third party processors. The services focus on consulting and maintenance agreements that support the Company's products. Additionally, during the fourth quarter of 1997, the Company received $5 million relating to royalties due to the Company from Visa. The cash payment was recorded as deferred revenue and is being recognized into revenues over a two-year period in accordance with the terms of the agreement.

BACKGROUND

         The Company was incorporated on August 23, 1996 under the Delaware General Corporation Law in order to effect the mergers ("Mergers") of US Order, Inc. ("US Order") and Colonial Data Technologies Corp. ("Colonial Data"). The Mergers were announced on August 5, 1996, when US Order and Colonial Data entered into an Agreement and Plan of Merger ("Merger Agreement"). On November 7, 1996, the Mergers were consummated with each share of outstanding US Order and Colonial Data common stock being exchanged for one share of InteliData common stock. Accounting for the Mergers was treated as a purchase of Colonial Data by US Order.

         Effective September 30, 1996, US Order acquired the business of Braun, Simmons & Co., an Ohio corporation ("Braun Simmons"), for approximately $7 million, including US Order transaction costs, consisting of cash and US Order common stock pursuant to the merger of Braun Simmons into US Order (the "Braun Simmons Acquisition"). Braun Simmons was an information engineering firm specializing in the development of Internet Banking solutions for financial institutions. The acquisition expanded the Company's product line for both large and small financial institutions.

         As a result of the Mergers and Braun Simmons Acquisition, the Company operated its business in three operating segments: Internet Banking (formerly electronic commerce); telecommunications; and interactive services.

         During the fourth quarter of 1997, the Company announced its intentions to sell the interactive services division. The division was established to provide interactive applications for use on smart telephones and other small screen devices, such as alpha-numeric pagers, Personal Communication Systems ("PCS") devices and personal digital assistants ("PDAs"). Certain portions of the interactive services division were sold in the first quarter of 1998 for a nominal sum.

         During the second quarter of 1998, the Company announced its intentions to discontinue the telecommunications business, other than the leasing of Caller ID adjuncts, formerly transacted by Colonial Data. The division designed, developed and marketed telecommunications products including Caller ID adjunct units, smart telephones and small business telecommunications systems that supported intelligent network services developed and implemented by the regional Bell operating companies and other telephone companies.

         Accordingly,   the  Company  has  reclassified   prior  year  financial
statements to account for the discontinued operations.

         The  Company's  principal  executive  offices  are  located  at   13100
Worldgate Drive, Suite 600, Herndon, Virginia 20170 and its telephone number is (703) 834-8500.

INDUSTRY BACKGROUND

         The Company provides software products and implementation services to financial institutions whose processes and systems are subject to regulatory approvals. Internet Banking is a developing marketplace. Financial institutions are gradually expanding their Internet Banking services to permit customers not only to access historical account information from remote locations, but also to engage in transactions such as paying bills and transferring funds. The Company's future growth and profitability will depend, in part, upon consumer acceptance of Internet Banking, and bill presentment processes and the speed upon which such acceptance is received.

PRODUCTS AND SERVICES

         The Company's business strategy is to develop products and services, including software, to meet the needs of financial institutions and their customers in the Internet Banking markets. The Company strives to develop products with broad appeal that are easy-to-use, practical and built around common industry standards.

         The Company's strategy is to support financial institutions by providing products and services that help them deploy Internet Banking to their customers. The Company's products and services are designed to provide financial institutions with the capability to process banking transactions from multiple channels including personal computers, internet or telephone. The following represent the Company's products and services:

Internet Banking

Interpose (TM) Transaction Engine
---------------------------------

         The Interpose Transaction Engine is the heart of the Company's Internet Banking software system. It runs on the financial institution's host computer system, providing real-time connectivity to remote delivery channels. Along with this critical host connection, the Interpose Transaction Engine provides robust customer profiling and control over system security. Its Advanced Financial Message Set gives financial institutions the functionality to offer a complete range of online financial services.

Interpose (TM) OFX Gateway
--------------------------

         The Interpose OFX Gateway allows a financial institution to take advantage of the Open Financial Exchange ("OFX") standard to directly support customers who use Intuit Quicken(R), Microsoft Money(R), Home Financial Network's Home ATM(TM), and other OFX compliant client software. It supports synchronized information across all delivery channels, including personal computers, the internet and telephones.

Interpose (TM) Payment Warehouse
--------------------------------

         The Interpose Payment Warehouse provides a software solution to financial institutions that automates bill payment processing while giving the financial institution the benefit of tracking payment activity and integrating delivery channels.

Consulting Services
-------------------

         The Company offers its clients consulting services to assist in implementation, training and customization on a time and materials basis and provides maintenance and support services and software upgrades pursuant to agreements which are typically renewable on an annual basis. Additionally, the Company offers consulting services regarding the application and feasibility of implementing Internet Banking products within the bank's mainframe computer system.

Leasing Activities

         The Company leases Caller ID adjunct units in accordance with an agreement with US West, whereby the Company leases Caller ID units directly to US West customers. The leasing program enables subscribers to pay a monthly fee for the equipment and provides the Company with a stream of recurring revenues. The Company has been notified by US West that it has terminated leasing new units under the program. Notwithstanding the termination of this program, previously existing leases remain in effect. Although the Company is not able to estimate the effect on future operations of this terminated leasing program, the number of active records in the Company's installed lease base has historically decreased at a rate of approximately 30% per year.

MARKETING AND DISTRIBUTION

         The Company sells its principal products and services to financial institutions in the United States. Additionally, the Company leases Caller ID adjunct units in the US West territory. Revenues from the US West lease base and royalties from the Visa Bill-Pay system represented 53% and 26%, respectively of total revenues for the year ended December 31, 1998. The Company does not market its Caller ID lease business to new customers.

         The Company concentrates its marketing efforts on direct sales to financial institutions. Currently, the Company is marketing to financial institutions that operate large IBM mainframe processors in the United States. The Company is developing products and services to assist financial institutions who want to provide their customers with the ability to access certain information from their accounts and complete transactions with those institutions concerning bill payments, loan payments, online transfers and other transactions from remote locations via personal computers.

COMPETITION

         The Company's products and services face competition from several types of competitors. Some financial institutions have elected to develop internally their own Internet Banking solutions instead of purchasing products and services from the Company or third parties. Financial institutions may also contract with service bureaus, such as Checkfree Corp., Security First Network Bank or Online Resources, Inc., to obtain Internet Banking services. Finally, a number of other software companies, including Edify Corp., Corillian Corporation and Destiny Software Corporation, offer products and services that compete with those of the Company.

         The Company expects that competition in all of these areas will increase in the near future. The Company believes that a principal competitive factor in its markets is the ability to offer an integrated system of various Internet Banking products and services. Competition will be based upon price, performance, customer service and the effectiveness of marketing and sales efforts. The Company competes in its various markets on the basis of its relationships with strategic partners, by developing many of the products required for complete solutions, by leveraging market experience, and by building reliable products and offering those products at reasonable prices.

PRODUCT DEVELOPMENT

         The Company operates in industries that are rapidly growing and changing. In an effort to improve the Company's position with respect to its competition, the Company has focused management efforts in the area of product development. In 1998, 1997 and 1996, the Company's research and development expenditures, exclusive of nonrecurring in-process research and development expenses were $2,652,000, $4,347,000 and $2,270,000, respectively. At December 31, 1998, 24 employees were engaged in product development.

         The Company's product development efforts are focused on software and systems for electronic banking. In particular, the Company applies its research and development expenditures to data transaction processing and messaging software. The Internet Banking industry is characterized by rapid change. To keep pace with this change, the Company maintains an aggressive program of new product development and dedicates considerable resources to research and development to further enhance its existing products and to create new products and technologies. The Company's ability to attract and retain highly skilled research and development personnel is important to the Company's continued success.

GOVERNMENT REGULATION

         The banking market which the Company has targeted for marketing is highly regulated. The banking industry, although it has recently undergone significant deregulation, remains quite regulated at both the federal and state levels. Interpretation, implementation or revision of banking regulations can accelerate or hinder the ultimate success of the Company and its products.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

         The Company holds limited registered intellectual property rights with respect to its products. The Company relies on trade secret laws and licensing agreements to establish and maintain its proprietary rights to its products. Although the Company has obtained confidentiality agreements from its key executives and engineers in its product development group, there can be no assurance that third parties will not independently develop the same or similar alternative technology, obtain unauthorized access to the Company's proprietary technology or misuse the technology to which the Company has granted access.

         The Company does not believe that its products and services infringe on the rights of third parties. From time to time, third parties assert infringement claims against the Company. There can be no assurance that any such assertion will not result in costly litigation or require the Company to cease using, or obtain a license to use, intellectual property rights of such parties.

EMPLOYEES

         At December 31, 1998, the Company had approximately 75 employees, of whom 13 were associated with discontinued operations. The Company has no collective bargaining agreements with its employees and believes that it has a positive relationship with its employees.


ITEM 2.  PROPERTIES
-------------------

         The Company is headquartered in Herndon, Virginia, where it leases 15,000 square feet of office space from an unaffiliated party. The Company intends to move its headquarters to Reston, Virginia, in the second quarter of 1999. The Company will lease approximately 17,000 square feet of office space from an unaffiliated party. The new lease expires in January 2004. The Company leases 11,000 square feet of office space from an unaffiliated party for its product development facilities in Toledo, Ohio. The Ohio lease expires in January 2004. The Company also leases other, less significant sales facilities.

         The  Company   also  owns  a  63,000  square  foot  manufacturing   and
distribution  facility in New Milford,  Connecticut which is listed for sale.

         The Company believes that its facilities are suitable and adequate for the current and foreseeable future business of the Company, however, the Company will continue to assess its office space needs.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
--------------------------------------------------------

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
---------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

         The Company's common stock is traded on the Nasdaq National Market under the symbol INTD. The table below sets forth the high and low quarterly sales prices for the common stock of the Company as reported in published financial sources for each quarter during the last two years:

                                  Price Range of Common Stock
                                --------------------------------
                                     High                Low
                                --------------       -----------
     1998
         Fourth Quarter         $  1   7/8           $     5/8
         Third Quarter             1   1/2                 9/16
         Second Quarter            3                       15/16
         First Quarter             3   13/16            1  7/8

     1997
         Fourth Quarter         $  3   15/16         $  1  1/4
         Third Quarter             5   3/8              2  3/4
         Second Quarter            6   1/4              4  1/8
         First Quarter             8   5/8              4  7/8

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

         The number of stockholders of record at March 1, 1999 was 629, and does not include those stockholders who hold shares in street name accounts.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                             Selected Financial Data
                      (in thousands, except per share data)

                                                                    Year Ended December 31,
                                             ---------------------------------------------------------------------------
                                                1998           1997             1996             1995           1994
                                             -----------    ----------       ----------       -----------    -----------
RESULTS OF OPERATIONS:
----------------------

Revenues                                     $    10,027    $   12,521       $    4,795        $    4,186    $     1,432
Cost of revenues                                   2,656         6,847            2,762             2,470          1,013
Operating expenses                                11,861        18,108           16,236             6,877         10,584
                                             -----------    ----------       ----------       -----------    -----------
Operating loss                                    (4,490)      (12,434)         (14,203)           (5,161)       (10,165)
Other income (expense)                               874         1,271           (2,391)              443         13,878  <F1>
                                             -----------    ----------       ----------       -----------    -----------
(Loss) income from continuing operations          (3,616)      (11,163)         (16,594)           (4,718)         3,713
Discontinued operations                          (34,223)      (78,931) <F2>    (79,133) <F2>          --             --
                                             -----------    ----------       ----------       -----------    -----------

Net (loss) income                                (37,839)      (90,094)         (95,727)           (4,718)         3,713
Preferred dividend requirement                        --            --               --               681          1,895
                                             -----------    ----------       ----------       -----------    -----------
Net (loss) income applicable to common
      shareholders                           $   (37,839)   $  (90,094)      $  (95,727)      $    (5,399)   $     1,818
                                             ===========    ==========       ==========       ===========    ===========

Basic (loss) income from continuing
 operations per common share                 $     (0.11)   $    (0.35)      $    (0.90)      $     (0.50)   $      0.36
                                             ===========    ==========       ==========       ===========    ===========
Diluted (loss) income from continuing
 operations per common share                 $     (0.11)   $    (0.35)      $    (0.90)      $     (0.50)   $      0.12
                                             ===========    ==========       ==========       ===========    ===========
Basic (loss) income from discontinued
 operations per common share                 $     (1.09)   $    (2.50)      $    (4.31)      $      0.00    $      0.00
                                             ===========    ==========       ==========       ===========    ===========
Diluted (loss) income from discontinued
 operations per common share                 $     (1.09)   $    (2.50)      $    (4.31)      $      0.00    $      0.00
                                             ===========    ==========       ==========       ===========    ===========
Basic (loss) income per common share         $     (1.20)   $    (2.85)      $    (5.21)      $     (0.50)   $      0.36
                                             ===========    ==========       ==========       ===========    ===========
Diluted (loss) income per common share       $     (1.20)   $    (2.85)      $    (5.21)      $     (0.50)   $      0.12
                                             ===========    ==========       ==========       ===========    ===========
Basic weighted average shares outstanding         31,450        31,574           18,370            10,772          5,000
                                             ===========    ==========       ==========       ===========    ===========
Diluted weighted average shares outstanding       31,450        31,574           18,370            10,772         14,906
                                             ===========    ==========       ==========       ===========    ===========

FINANCIAL POSITION (as of December 31):
---------------------------------------

Cash, cash equivalents and
   short-term investments                    $     8,050    $   11,359       $   39,062       $    25,120    $     2,568
Total assets                                      10,911        46,702          130,038            40,252          4,637
Long-term debt                                        --            --               --                --          4,833
Stockholders' equity (deficit)                       331        37,069          124,289            37,733         (6,466)

<F1> Includes  gain of  approximately  $14.5  million  on the sale of certain of the Company's electronic banking and bill pay operations to Visa on August 1, 1994.

<F2> Discontinued  operations  results for 1997 include  $65,200,000  of unusual charges related to impairment of assets, restructuring charges, and valuation adjustment relating to inventories. Discontinued operations results for 1996 include $72,300,000 of nonrecurring in-process research and development expenses related to the Mergers.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Overview

         InteliData Technologies Corporation ("InteliData" or the "Company") develops and markets software products and consulting services for the financial services industry. The Company supplies Internet Banking and bill payment software to financial institutions that want to provide their own remote banking services. The Company also provides maintenance contracts on customer installations and leases Caller ID adjunct units to customers in US West Communications, Inc. ("US West") territory.

         The Company develops and markets software products and implementation services to assist financial institutions in their Internet Banking and electronic bill payment initiatives. The products are designed to assist consumers in accessing and transacting business with their financial institutions electronically, and to assist financial institutions in connecting to and transacting business with third party processors. The services focus on consulting and maintenance agreements that support the Company's products. Additionally, during the fourth quarter of 1997, the Company received $5 million relating to royalties due to the Company from Visa. The cash payment was recorded as deferred revenue and is being recognized into revenues over a two-year period in accordance with the terms of the agreement.

Background

         The Company was incorporated on August 23, 1996 under the Delaware General Corporation Law in order to effect the mergers ("Mergers") of US Order, Inc. ("US Order") and Colonial Data Technologies Corp. ("Colonial Data"). The Mergers were announced on August 5, 1996, when US Order and Colonial Data entered into an Agreement and Plan of Merger ("Merger Agreement"). On November 7, 1996, the Mergers were consummated with each share of outstanding US Order and Colonial Data common stock being exchanged for one share of InteliData common stock. Accounting for the Mergers was treated as a purchase of Colonial Data by US Order.

         Effective September 30, 1996, US Order acquired the business of Braun, Simmons & Co., an Ohio corporation ("Braun Simmons"), for approximately $7 million, including US Order transaction costs, consisting of cash and US Order common stock pursuant to the merger of Braun Simmons into US Order (the "Braun Simmons Acquisition"). Braun Simmons was an information engineering firm specializing in the development of Internet Banking solutions for financial institutions. The acquisition expanded the Company's product line for both large and small financial institutions.

         As a result of the Mergers and Braun Simmons Acquisition, the Company operated its business in three operating segments: Internet Banking (formerly electronic commerce); telecommunications; and interactive services.

         During the fourth quarter of 1997, the Company announced its intentions to sell the interactive services division. The division was established to provide interactive applications for use on smart telephones and other small screen devices, such as alpha-numeric pagers, Personal Communication Systems ("PCS") devices and personal digital assistants ("PDAs"). Certain portions of the interactive services division were sold in the first quarter of 1998 for a nominal sum.

         During the second quarter of 1998, the Company announced its intentions to discontinue the telecommunications business, other than the leasing of Caller ID adjuncts, formerly transacted by Colonial Data. The division designed, developed and marketed telecommunications products including Caller ID adjunct units, smart telephones and small business telecommunications systems that supported intelligent network services developed and implemented by the regional Bell operating companies and other telephone companies.

         Accordingly,   the  Company  has  reclassified   prior  year  financial
statements to account for the discontinued operations.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1998 AND 1997

Revenues

         The Company's revenues were $10,027,000 in 1998 compared to $12,521,000 in 1997, a decrease of $2,494,000. The primary reason for the decrease was due to the expected reduction in billable Caller ID leases and was partially offset by increased royalty revenues. During 1998, software revenues contributed $812,000, consulting and services contributed $1,138,000 and other revenues contributed $8,077,000. Other revenues consisted of $5,344,000 from leasing activities, $2,620,000 from royalties relating to the Visa Bill-Pay System, and $113,000 from monthly service fees.

         During 1997, the Company earned $1,040,000 from software sales and installations, $1,229,000 from consulting and services, and $10,252,000 from other revenues. Other revenues consisted of $8,570,000 from leasing activities, $625,000 from royalty arrangements, $697,000 from customer consulting services and $360,000 from monthly service fees.

         During 1998, the Company continued to transition from providing primarily back-end processing support to financial institutions to selling software that assists financial institutions in connecting customers who bank from remote locations, either from a personal computer or telephone. The Company expects that revenues generated in 1999 will be a direct result of software sales and installations and the related consulting business. Additionally, during 1999, the Company expects to recognize a decrease in the Caller ID leasing business. The number of active records in the Company's installed lease base has historically decreased at a rate of approximately 30% per year.

Cost of Revenues and Gross Profit

         The Company's cost of revenues decreased by $4,191,000 to $2,656,000 for 1998 compared to $6,847,000 in 1997. The decrease is primarily related to the change in the product mix and decreased costs on the Caller ID adjunct lease base, which earned 62% gross profit margins in 1998 compared to 45% gross profit margins in 1997. The increased margins on the Caller ID leasing activities are attributed primarily to the Caller ID adjunct units becoming fully depreciated in the first quarter of 1998.

         The Company expects its gross margin percentages to vary in future periods based upon the revenue mix between software sales, service revenues and other revenues and based upon the composition of services revenues earned during the period.

General and Administrative

         General and administrative expenses decreased $1,236,000 to $6,240,000 in 1998 from $7,476,000 in 1997. The decrease was primarily attributable to cost saving measures implemented in reducing staff employment and facilities expenses. In the future, the Company expects that aggregate recurring general and administrative expenses will decrease as the Company continues to pursue options to reduce fixed overhead costs.

Selling and Marketing

         Selling and marketing expenses decreased $1,281,000 to $2,969,000 in 1998 from $4,250,000 in 1997. The decrease is primarily attributed to the inclusion of $2,456,000 in advertising credits that were charged to operations in 1997. The Company adjusted the carrying value of a receivable from the sale of stock associated with advertising credits based on the Company's expected use of the credits. Exclusive of this transaction, selling and marketing expenses actually increased $1,175,000. This increase in recurring selling and marketing expenses was primarily related to increases in the Company's labor force, travel and professional services, advertising, sales promotion, and trade shows. Management expects to continue investing in selling and marketing expenses in 1999 to promote the Company's brand name.

Research and Development

         Research and development costs decreased $1,695,000 to $2,652,000 in 1998 compared to $4,347,000 in 1997. The decrease is primarily attributed to the reduction of the workforce and elimination of certain departments within the research and development group. The Company primarily invested research and development expenses in writing the Interpose Transaction Engine for the Open Financial Exchange ("OFX") standard, the majority of such work was performed in 1997.

Unusual Charges

         For the year ended December 31, 1997, the Company incurred a charge to operations of $2,035,000 for the remaining unamortized costs of intangible assets associated with the Braun Simmons Acquisition due to impairment. The impairment was measured based on the excess of the net carrying value of the asset over the asset's fair value. The fair value of the asset was determined based on estimates of future discounted cash flows to be generated by the asset.

Other Income, Net

         Other income net decreased $397,000 to $874,000 in 1998 compared to $1,271,000 in 1997. The decrease is largely associated with the use of cash and cash equivalents and short-term investments during the year.

Income Taxes

         Income taxes were zero for the years ended December 31, 1998 and 1997. At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $63 million which expire by 2013. However, use of these net operating losses in future years may be limited under applicable tax laws and regulations as a result of the Mergers and the Braun Simmons Acquisition.

Discontinued Operations

         The loss from operations of telecommunications and interactive services divisions (net of income taxes) was $18,049,000 and $78,931,000 for the years ended December 31, 1998 and 1997, respectively. The loss on disposal of telecommunications and interactive services divisions was $16,174,000 for the year ended December 31, 1998.

         During 1998, the loss from operations of telecommunications and interactive services divisions (net of income taxes) included $13,784,000 in inventory adjustments. The loss on disposal of telecommunications and interactive service divisions consisted of $2,696,000 in expected sales returns, $3,539,000 in property adjustments, $3,010,000 in provisions for customer accounts, and $6,929,000 in actual and expected losses from operations from the measurement date through the date of disposal.

         The Company recorded a provision for corporate restructuring during the third quarter of 1997 of $1,003,000. This amount consisted of $771,000 in employee reduction and related matters, $190,000 in obsolete equipment, and $42,000 in facilities closings. As of December 31, 1997, the Company incurred employee reductions and relocation expenses aggregating $177,000 and write-down for obsolete equipment of $190,000. As of December 31, 1997, the Company had $636,000 in remaining restructuring accruals recorded on its books. The Company incurred these costs in 1998. Additional accruals were posted for closing operations during the second and fourth quarters of 1998.

         During the third quarter of 1997 the Company announced a strategic repositioning of the Company's telecommunications division based on recent events in its marketplace. In connection with this repositioning and the aforementioned corporate restructuring, the Company's management evaluated its financial position and determined that it would be appropriate to charge to operations the remaining unamortized costs of intangible assets due to impairment, adjust inventory carrying amounts to market value, and reflect certain additional restructuring charges, including charges for separation agreements with employees and charges associated with the termination of a joint
venture   agreement.   Such  third  quarter  1997  unusual  charges
aggregated $49,246,000 for the impairment of intangible assets; $11,333,000 for inventories and commitments; $1,003,000 for restructuring charges (see above); $1,434,000 for separation agreements; and $3,653,000 for assets relating to a joint venture. The impairment was based on the excess of the carrying value of the assets over the assets' fair values. The fair value of the assets were generally determined as the estimates of future discounted cash flows generated by those assets.

Loss from Continuing Operations, Net Loss and Weighted Average Shares

         As a result of the foregoing factors, loss from continuing operations was $3,616,000 and $11,163,000 for the years ended December 31, 1998 and 1997, respectively. Basic and diluted loss from continuing operations per common share was $0.11 and $0.35 for the years ended December 31, 1998 and 1997, respectively. Net loss was $37,839,000 and $90,094,000 for the years ended December 31, 1998 and 1997, respectively. Basic and diluted loss per common share was $1.20 and $2.85 for the years ended December 31, 1998 and 1997. The weighted average shares decreased to 31,450,000 in 1998 from 31,574,000 in 1997. The decrease in weighted average shares resulted primarily from the repurchase of treasury stock in late 1997.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1997 AND 1996

         The consummation of the Mergers on November 7, 1996 and the required accounting presentation of the historical financial statements had a significant impact on the results of operations for 1996. Consolidated total revenues and all categories of expenses were significantly greater in 1997 than 1996 because 1996 results only included approximately two months of Colonial Data's US West leasing operations and three months of Braun Simmons' operations.

Revenues

         The Company's revenues increased by $7,726,000 to $12,521,000 in 1997 from $4,795,000 in 1996. The increase was primarily attributed to the results of the leasing operations in 1997 compared to 1996. The Company recorded revenues of $8,570,000 and $1,838,000 from US West leasing operations during the years ended December 31, 1997 and 1996, respectively, an increase of $6,732,000. Additionally, the Company recorded $1,040,000 in software revenues for the year ended December 31, 1997 compared to no software revenues for the year ended December 31, 1996.

Cost of Revenues and Gross Profit

         The Company's cost of revenues increased by $4,085,000 to $6,847,000 for 1997 compared to $2,762,000 in 1996. The increase was primarily attributed to higher revenues. Gross margins improved approximately 3% led by improved margins from the Company's leasing activities. The combined operations resulted in an increase in the Company's overall gross margin to 45% in 1997 from 42% in 1996.

General and Administrative

         General and administrative expenses increased $1,156,000 to $7,476,000 in 1997 from $6,320,000 during the comparable period in 1996. The increase was primarily attributable to the increased efforts associated with managing the growing revenues. The general and administrative expenses grew 18% compared to the revenue growth of 161%.

Selling and Marketing

         Selling and marketing expenses increased $2,375,000 to $4,250,000 in 1997 from $1,875,000 in 1996. The increase was attributed primarily to an adjustment of $2,456,000, to the carrying value of a receivable from the sale of stock for an advertising credit based on the Company's expected use of the credit. The remaining fluctuation was not considered to be material.

Research and Development

         Research and development costs increased $2,077,000 to $4,347,000 in 1997 from $2,270,000 in 1996. Research and development related expenses for 1997 were largely attributable to the writing of the Interpose Transaction Engine for the OFX standard.

Unusual Charges

         For the year ended December 31, 1997, the Company incurred a charge to operations of $2,035,000 for the remaining unamortized costs of intangible assets due to impairment. The impairment was measured based on the excess of the net carrying value of the assets over the assets' fair values. The fair value of the assets were generally determined based on estimates of future discounted cash flows to be generated by the assets.

         The Company recorded unusual charges aggregating $5,771,000 for the year ended December 31, 1996. Unusual charges were associated with facilities consolidations and charges associated with in-process research and development from the Braun Simmons Acquisition. The Company recorded a provision for facilities consolidations during the fourth quarter of 1996 of $857,000. During 1997, the Company incurred $301,000 in facilities consolidation costs in the second quarter when it closed its customer service location in Virginia. The remaining accrual for facilities consolidations was not utilized because of cost savings associated with employee severance and closing costs. Accordingly, these expenses were reversed back into income during the second quarter of 1997. In connection with the Braun Simmons Acquisition in September 1996, the Company charged in-process research and development expenses for purchased in-process technology that had not reached technological feasibility as of the date of the Braun Simmons Acquisition and did not have alternative future uses. Amounts charged to in-process research and development were based on an independent appraisal and totaled $4,914,000.

Other Income, Net

         Other income (expense) increased $3,662,000 to $1,271,000 in 1997 from ($2,391,000) in 1996. The increase is largely associated with the 1996 recognition of the Company's proportionate share of losses of Home Financial Network, Inc. ("HFN") and the amortization of the excess of the purchase price over the Company's share of the equity in net assets of HFN.

Income Taxes

         Income taxes were zero for the years ended December 31, 1997 and 1996. At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $50 million which expire by 2012. However, use of these net operating losses in future years may be limited under applicable tax laws and regulations as a result of the Mergers and the Braun Simmons Acquisition.

Discontinued Operations

         The loss from operations of telecommunications and interactive services divisions (net of income taxes) was $78,931,000 and $79,133,000 for the years ended December 31, 1997 and 1996, respectively. A significant portion of the losses was attributed to unusual charges in each of the comparative periods.

         The loss from operations for the year ended December 31, 1996 included a provision for corporate restructuring during the fourth quarter of 1996 of $711,000. This amount consisted of $466,000 in facilities consolidations, $175,000 in relocation expenses for certain employees, and $70,000 for the write-down of duplicative processing equipment.

         During 1997, the Company incurred $90,000 in relocation costs for certain employees during the first and second quarter, and incurred $70,000 for the write-down of duplicative processing equipment in the first quarter. The remaining $551,000 of the accrual for corporate restructuring costs was associated with other facilities consolidations that did not occur because the Company recognized the need to retain such facilities for product development during 1997 and accordingly, these expenses were reversed back into income during the second quarter of 1997.

         The Company recorded a provision for corporate restructuring during the third quarter of 1997 of $1,003,000. This amount consisted of $771,000 in employee reduction and related matters, $190,000 in obsolete equipment, and $42,000 in facilities closings. As of December 31, 1997, the Company had incurred employee reductions and relocation expenses aggregating $177,000 and write-down for obsolete equipment of $190,000. As of December 31, 1997, the Company had $636,000 in remaining restructuring accruals recorded on its books. The Company incurred these costs in 1998. Additional accruals were posted for discontinuing operations during the second and fourth quarters of 1998.

         During the third quarter of 1997 the Company announced a strategic repositioning of the Company's telecommunications division based on recent events in its marketplace. In connection with this repositioning and the aforementioned corporate restructuring, the Company's management evaluated its financial position and determined that it would be appropriate to charge to operations the remaining unamortized costs of intangible assets due to impairment, adjust inventory carrying amounts to the market value, and reflect certain additional restructuring charges, including charges for separation agreements with employees and charges associated with the termination of a joint venture agreement. Such third quarter 1997 unusual charges aggregated $49,246,000 for the impairment of intangible assets; $11,333,000 for inventories and commitments; $1,003,000 for restructuring charges (see above); $1,434,000 for separation agreements; and $3,653,000 for assets relating to a joint venture. The impairment was based on the excess of the carrying value of the assets over the assets' fair values. The fair value of the assets were generally determined as the estimates of future discounted cash flows generated by those assets.

Loss from Continuing Operations, Net Loss and Weighted Average Shares

         As a result of the foregoing factors, loss from continuing operations was $11,163,000 and $16,594,000 for the years ended December 31, 1997 and 1996, respectively. Basic and diluted loss from continuing operations per common share was $0.35 and $0.90 for the years ended December 31, 1997 and 1996, respectively. Net loss was $90,094,000 and $95,727,000 for the years ended December 31, 1997 and 1996. Basic and diluted loss per common share was $2.85 and $5.21 for the years ended December 31, 1997 and 1996. The weighted average shares increased to 31,574,000 in 1997 from 18,370,000 in 1996. The increase in weighted average shares resulted primarily from the shares issued in connection with the Mergers.

LIQUIDITY AND CAPITAL RESOURCES

         During 1998, the Company's cash, cash equivalents and short-term investments decreased by $3,309,000 resulting from funding operating losses. At December 31, 1998, the Company had $8,050,000 in cash and cash equivalents, negative working capital of $274,000 and no long-term debt.

         The Company's cash requirements for operating, investing and financing activities in 1998 were financed primarily by $5,000,000 from royalties associated with the Visa Bill-Pay system, which was received in the fourth quarter of 1997 and cash provided by discontinued operations of $4,268,000.

         The Company's principal needs for cash in 1998 were for funding operating losses, investments in property and equipment and to fund working capital, primarily related to accrued expenses, deferred revenues and accounts receivable. The Company funded an increase in accounts receivable of $825,000 for the year ended December 31, 1998. The increase in accounts receivable is attributed to the timing of receipts for services performed. The Company's cash position benefited from an increase in accounts payable of $588,000.

         Net cash provided by investing activities aggregated $9,209,000 during 1998, primarily from the sale of short-term investments in the amount of $9,304,000, offset in part by the purchase of capital equipment in the amount of $95,000.

         Net cash used in financing activities aggregated $1,139,000 during 1998, primarily from the payment of short-term borrowings of $1,500,000, offset in part by proceeds from the issuance of common stock in the amount of $361,000.

         The decision by the Company to divest itself from the telecommunications business segment created certain financial obligations and uncertainties for the future. The Company is required to satisfy certain obligations of the telecommunications business which will carry on beyond December 31, 1998. Such obligations include settlement of trade payables, satisfaction of product royalties and license fees, satisfaction of commission and other selling expenses, providing product warranty service, customer support and technical service, satisfying employee severance agreements, arranging the destruction of inventory and shutdown of warehouse facilities, and final closedown of all operating activities and compliance with all federal and state regulatory requirements. At December 31, 1998 the Company estimated the net liability for the final shutdown at $5.3 million which is recorded on the Company's balance sheet at year-end.

         At December 31, 1998, including discontinued operations, the Company had $274,000 in negative working capital and $331,000 in shareholders' equity. In order for the Company to build up its core Internet Banking business it will be necessary to obtain additional sources of working capital either through the issuance of debt, equity or some combination thereof. Without adequate working capital to fund the business the Company will find it difficult to attract new customers, retain key employees, and provide financial resources to meet customer product requirements.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability. To that extent, management has retained an investment banking firm to assist in investigating additional financing sources.

         In addition, the Company's accuracy in predicting revenues and cash flow is limited in that the sale of the Company's core product is reliant on the banking industry's willingness to invest in a new market, internet banking. This market segment is slowly evolving and is subject to a number of variables in 1999 that will determine the timing and quantity of new sales that the Company is able to achieve. Such variables include: (1) the effect of consolidations in the banking industry; (2) financial institutions' progress on Year 2000 compliance; and (3) the banking customers' willingness to invest freely in an untested customer channel. These reasons further require that the Company raise additional working capital in order to have adequate funds in 1999 to remain competitive as the product demand evolves.

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

         The third party suppliers phase includes the process of identifying and prioritizing critical suppliers of goods and services, and communicating with them about their plans and progress in addressing the Year 2000 concerns. The Company has recently initiated the identification phase which will be followed by an evaluation of the most critical third parties. These evaluations will be followed by the development of contingency plans as necessary, including plans to use alternative third party vendors, if necessary. This Project phase is scheduled for completion by mid-1999, with monitoring planned through the remainder of 1999.

         The Company has contingency plans for some mission-critical applications and is working on plans for others. For example, contingency plans for the payroll system have been in place since the second quarter of 1998, while detailed plans for other business processes will be completed by mid-year 1999. A steering committee is closely monitoring the progress of business process contingency plans involving, among other actions, manual workarounds and additional staffing.

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

Costs
-----

         The estimated total cost associated with required modifications to become Year 2000 compliant has not been and is not anticipated to be material to the Company's financial position or results of operations in any given year. The estimated total cost of the Project is or will be expensed and includes allowances for some items for which a fix or workaround is still being determined.

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


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that the following important factors, among others, in some cases have affected the Company's actual results, and could cause the Company's actual results for 1999 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

Successful Implementation of Business Strategy

         During 1998, as the market for telecommunications products and services changed, the Company discontinued its telecommunications business in an effort to streamline its operations and focus its business on its Internet Banking business, selling software to financial institutions. There can be no assurances that the Company will be able to successfully implement this business strategy or effectively fund and grow this line of business.

Liquidity and Capital Resources

         The decision by the Company to divest itself from the telecommunications business segment created certain financial obligations and uncertainties for the future. The Company is required to satisfy certain obligations of the telecommunications business which will carry on beyond December 31, 1998. Such obligations include settlement of trade payables, satisfaction of product royalties and license fees, satisfaction of commission and other selling expenses, providing product warranty service, customer support and technical service, satisfying employee severance agreements, arranging the destruction of inventory and shutdown of warehouse facilities, and final closedown of all operating activities and compliance with all federal and state regulatory requirements. At December 31, 1998 the Company estimated the net liability for the final shutdown at $5.3 million which is recorded on the Company's balance sheet at year-end.

         At December 31, 1998, including discontinued operations, the Company had $274,000 in negative working capital and $331,000 in shareholders' equity. In order for the Company to build up its core Internet Banking business it will be necessary to obtain additional sources of working capital either through the issuance of debt, equity or some combination thereof. Without adequate working capital to fund the business the Company will find it difficult to attract new customers, retain key employees, and provide financial resources to meet customer product requirements.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability. To that extent, management has retained an investment banking firm to assist in investigating additional financing sources.

         In addition, the Company's accuracy in predicting revenues and cash flow is limited in that the sale of the Company's core product is reliant on the banking industry's willingness to invest in a new market, home banking. This market segment is slowly evolving and is subject to a number of variables in 1999 that will determine the timing and quantity of new sales that the Company is able to achieve. Such variables include: (1) the effect of consolidations in the banking industry; (2) financial institutions' progress on Year 2000 compliance; and (3) the banking customers' willingness to invest freely in an untested customer channel. These reasons further require that the Company raise additional working capital in order to have adequate funds in 1999 to remain competitive as the product demand evolves. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability.

Developing Marketplace

         Internet Banking is a developing market. The Company's future growth and profitability will depend, in part, upon consumer acceptance of Internet Banking technologies. Even if this market experiences substantial growth, there can be no assurance that the Company's products and services will be commercially successful or benefit from such growth. Much of the Company's success in the Internet Banking market depends on the financial institutions' success in marketing to the consumer. Consumer acceptance of Internet Banking will depend to a large degree on the ability of the Company's financial institution customers to implement applications in anticipated time frames or with anticipated features and functionality. Therefore, there can be no assurance of the timing of, introduction of, necessary regulatory approvals for, or market acceptance of the Company's products and services.

Fluctuations in Operating Results

         The Company may experience fluctuations in quarterly operating results due to a variety of factors, some of which are beyond the Company's control. These include the size and timing of customer orders, changes in the Company's pricing policies or those of its competitors, new product introductions or enhancements by competitors, delays in the introduction of new products or product enhancements by the Company or by its competitors, customer order deferrals in anticipation of upgrades and new products, market acceptance of new products, the timing and nature of sales, marketing, and research and development expenses by the Company and its competitors, other changes in operating expenses, personnel changes and general economic conditions.
Additionally, certain financial institutions have recently merged and the Company is unable to assess the future effect on the Company of these mergers and of other possible consolidations in the banking industry. Furthermore, customer purchasing decisions may be delayed by their devoting attention and resources to Year 2000 compliance issues. No assurance can be given that such quarterly variations will not occur in the future and, accordingly, the results of any one quarter may not be indicative of the operating results for future quarters.

Reliance on Caller ID Leasing Revenues

         A majority of the Company's revenues are derived from the leasing of Caller ID products. The Company leases Caller ID adjunct units in accordance with an agreement with US West, whereby the Company leases Caller ID units directly to US West customers. The leasing program enables subscribers to pay a monthly fee for the equipment and provides the Company with a stream of recurring revenues. In 1996, the Company was notified by US West that it would terminate leasing new Caller ID adjunct units under the program. Notwithstanding the termination of this program, previously existing leases remain in effect. Although the Company is not able to estimate the effect on future operations of this discontinued leasing program, the number of active records in the Company's installed lease base has historically decreased at a rate of approximately 30% per year. There can be no assurance that this trend or the realized gross margins on these revenues will continue.

InteliData Common Stock Owned by WorldCorp and World Airways

         As of December 31, 1998, WorldCorp and World Airways, collectively owned approximately 29% of the outstanding common stock of the Company. On February 12, 1999, WorldCorp announced that it had reached an agreement with it creditors to restructure the company. Pursuant to the restructuring, WorldCorp filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code.

         Under the proposed restructuring plan, most of the InteliData shares that were held by WorldCorp, as well as those that were held as collateral by World Airways, will be sold to WorldCorp Acquisition Corp., a standalone subsidiary of WorldCorp.

         Sale of such shares of the Company's common stock by WorldCorp from time to time, or the threat of such sales, could have a material adverse effect on the market price for the Company's common stock. In addition, the Company's Board of Directors has six members, two of whom also serve on the Board of Directors of WorldCorp and one on the Board of Directors of World Airways. As a result of membership on the Company's Board and stock ownership, WorldCorp and World Airways, collectively may have a significant influence on the decisions made by the Company.

Technological Considerations

         The Company's business activities are concentrated in fields characterized by rapid and significant technological advances. There can be no assurance that the Company will remain competitive technologically or that the Company's products, processes or services will continue to be reflective of such advances. Failure to introduce new products or product enhancements that achieve market acceptance on a timely basis could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will not encounter unanticipated technical, marketing or other problems or delays relating to new products, features or services which the Company has recently introduced or which it may introduce in the future. Moreover, there can be no assurance that the Company's new products, features or services will be successful, that the introduction of new products, features or services by the Company's competitors will not materially and adversely affect the sales of the Company's existing products or that the Company will be able to adapt to future changes in the Internet Banking industry. Most of the Company's competitors and potential competitors have significantly greater financial, technological and research and development resources than the Company.

Competition

         The market for Internet Banking products and services is highly competitive and subject to rapid innovation and technological change, shifting consumer preferences and frequent new product introductions. The Company's Internet Banking products and services compete with services offered by a number of competitors and competition may intensify as a result of new market entrants. Financial institutions have developed Internet Banking products for their own customers and, in the future, may offer these services to other financial institutions. Other third parties also may develop Internet Banking products to offer to financial institutions. Computer software and data processing companies also offer Internet Banking services. The Company expects that competition in these areas will increase in the near future.

Dependence on Key Employees

         The Company is highly dependent on certain key executive officers and technical employees to manage the operations and business of the Company as well as to implement the business plans of the Company on an ongoing basis. The loss of any such key employees could have an adverse impact on the future operations of the Company.

Volatility of Stock Price

         The market price of the Company's stock has experienced significant volatility. The stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology and development stage companies and that has often been unrelated to the operating performance of such companies. Factors such as announcements of the introduction of new products or services by the Company or its competitors, market conditions in the banking and other emerging growth company sectors and rumors relating to the Company or its competitors may have a significant impact on the market price of the Company's stock.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Consolidated Financial Statements

      Consolidated Balance Sheets as of December 31, 1998 and 1997............28

      Consolidated Statements of Operations for the Years Ended
        December 31, 1998, 1997 and 1996......................................29

      Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 1998, 1997 and 1996......................................30

      Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1998, 1997 and 1996......................................31

      Notes to Consolidated Financial Statements for the Years Ended
        December 31, 1998, 1997 and 1996......................................32


Independent Auditors' Report..................................................51

                       INTELIDATA TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                        (in thousands, except share data)

                                                                                        1998            1997
                                                                                    ------------    ------------
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                                      $      8,050    $      2,055
     Short-term investments                                                                   --           9,304
     Accounts receivable, net of allowances of $592
         in 1998 and $1,702 in 1997 (Notes 14 and 16)                                      2,113           1,309
     Net current assets of discontinued operations (Note 5)                                   --          27,289
     Prepaid expenses and other current assets                                               143             165
                                                                                    ------------    ------------
         Total current assets                                                             10,306          40,122

  NONCURRENT ASSETS
     Property and equipment, net (Note 7)                                                    348           1,820
     Noncurrent assets of discontinued operations (Note 5)                                    --           4,432
     Other assets                                                                            257             328
                                                                                    ------------    ------------
TOTAL ASSETS                                                                        $     10,911    $     46,702
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                                                               $      1,344    $        756
     Accrued expenses and other liabilities (Note 8)                                         910           4,231
     Deferred revenues (Note 2)                                                            3,056           2,771
     Net liabilities of discontinued operations (Note 5)                                   5,270              --
                                                                                    ------------    ------------
         Total current liabilities                                                        10,580           7,758

  NONCURRENT LIABILITIES
     Deferred revenues (Note 2)                                                               --           1,875
                                                                                    ------------    ------------
TOTAL LIABILITIES                                                                         10,580           9,633

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS' EQUITY (Note 10)
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
         no shares issued and outstanding                                                     --              --
     Common stock, $0.001 par value; authorized 60,000,000 shares; issued
         32,293,005 shares in 1998 and 31,862,449 shares in 1997; outstanding
         31,611,505 shares in 1998 and 31,180,949 shares in 1997                              32              32
     Additional paid-in capital                                                          247,359         245,699
     Treasury stock, at cost                                                              (2,064)         (2,064)
     Deferred compensation                                                                  (152)            (18)
     Accumulated other comprehensive income                                                   --             425
     Accumulated deficit                                                                (244,844)       (207,005)
                                                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                   331          37,069
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     10,911    $     46,702
                                                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (in thousands, except per share data)

                                                                         1998               1997              1996
                                                                      -----------      -----------       -----------

Revenues
     Software                                                         $       812      $     1,040       $        --
     Consulting and services                                                1,138            1,229             2,396
     Leasing and other                                                      8,077           10,252             2,399
                                                                      -----------      -----------       -----------
         Total revenues                                                    10,027           12,521             4,795
                                                                      -----------      -----------       -----------

Cost of revenues
     Software                                                                 109              223                --
     Consulting and services                                                  509              987             1,583
     Leasing and other                                                      2,038            5,637             1,179
                                                                      -----------      -----------       -----------
         Total cost of revenues                                             2,656            6,847             2,762
                                                                      -----------      -----------       -----------
         Gross profit                                                       7,371            5,674             2,033

Operating expenses
     General and administrative                                             6,240            7,476             6,320
     Selling and marketing                                                  2,969            4,250             1,875
     Research and development                                               2,652            4,347             2,270
     Unusual charges (Note 11)                                                 --            2,035             5,771
                                                                      -----------      -----------       -----------
         Total operating expenses                                          11,861           18,108            16,236
                                                                      -----------      -----------       -----------
         Operating loss                                                    (4,490)         (12,434)          (14,203)
                                                                      -----------      -----------       -----------

Other income (expense)
     Interest, net                                                            874            1,271             1,445
     Other, net                                                                --               --            (3,836)
                                                                      -----------      -----------       -----------
         Total other income (expense)                                         874            1,271            (2,391)
                                                                      -----------      -----------       -----------

Loss before income taxes                                                   (3,616)         (11,163)          (16,594)
Income taxes (Note 13)                                                         --               --                --
                                                                      -----------      -----------       -----------
Loss from continuing operations                                            (3,616)         (11,163)          (16,594)

Discontinued operations (Note 5):
Loss from operation of telecommunications and
 Interactive service divisions (net of income taxes)                      (18,049)         (78,931)          (79,133)
Loss on disposal of telecommunications and
 Interactive service divisions (net of income taxes)                      (16,174)              --                --
                                                                      -----------      -----------       -----------
         Total discontinued operations                                    (34,223)         (78,931)          (79,133)
                                                                      -----------      -----------       -----------

Net loss                                                              $   (37,839)     $   (90,094)      $   (95,727)
                                                                      ===========      ===========       ===========

Basic and diluted loss from continuing operations per common share    $     (0.11)     $     (0.35)      $     (0.90)
                                                                      ===========      ===========       ===========
Basic and diluted loss from discontinued operations per common share  $     (1.09)     $     (2.50)      $     (4.31)
                                                                      ===========      ===========       ===========
Basic and diluted loss per common share                               $     (1.20)     $     (2.85)      $     (5.21)
                                                                      ===========      ===========       ===========
Basic and diluted weighted average shares                                  31,450           31,574            18,370
                                                                      ===========      ===========       ===========

          See accompanying notes to consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in thousands)

                                                                                            Accumu-
                                                                                            lated
                                                                                            Other
                                                      Addi-                                 Compre-             Compre-
                                       Common stock   tional            Receivable Deferred hensive  Accumu-    hensive
                                       -------------  Paid-in  Treasury from Sale  Compen-  Income   lated      (Loss)
                                       Shares Amount  Capital  Stock    of Stock   sation   (Loss)   Deficit    Income      Total
                                       ------ ------  -------- -------- ---------- -------- -------  ---------  --------  ----------
Balance at December 31, 1995           15,530 $   16  $ 61,650 $     -- $  (2,488) $  (261) $    --  $ (21,184) $     --  $  37,733
 Issuance of common stock:
  Braun Simmons Acquisition               375     --     4,170       --        --       --       --         --        --      4,170
  Merger with Colonial Data            15,406     15   179,103       --        --       --       --         --        --    179,118
  Exercise of options
   and warrants                           730      1     2,176       --        --       --       --         --        --      2,177
  Employee stock
   purchase plan                            6     --        50       --        --       --       --         --        --         50
 Retirement of common stock
  for long-term investment               (230)    --    (3,392)      --        --       --       --         --        --     (3,392)
 Use of advertising credits                --     --        --       --        32       --       --         --        --         32
 Compensation expense                      --     --        --       --        --      128       --         --        --        128
 Net loss                                  --     --        --       --        --       --       --    (95,727)  (95,727)   (95,727)
                                                                                                                --------
 Comprehensive loss                                                                                              (95,727)
                                       ------ ------  --------  -------- --------- -------- -------- ---------  --------  ----------
Balance at December 31, 1996           31,817     32   243,757       --    (2,456)    (133)      --   (116,911)             124,289
 Issuance of common stock:
  Employee stock purchase plan             45     --       128       --        --       --       --         --        --        128
  Exercise of options                       1     --         5       --        --       --       --         --        --          5
 Cancellation of accrued
  stock options                            --     --     1,809       --        --       --       --         --        --      1,809
 Purchase of treasury stock              (682)    --        --   (2,064)       --       --       --         --        --     (2,064)
 Charge-off of advertising credits         --     --        --       --     2,456       --       --         --        --      2,456
 Compensation expense                      --     --        --       --        --      115       --         --        --        115
 Unrealized gains on investments           --     --        --       --        --       --      425         --       425        425
 Net loss                                  --     --        --       --        --       --       --    (90,094)  (90,094)   (90,094)
                                                                                                                --------
 Comprehensive loss                                                                                              (89,699)
                                       ------ ------  --------  -------- --------- -------- -------- ---------  --------  ----------
Balance at December 31, 1997           31,181     32   245,699   (2,064)       --      (18)     425   (207,005)              37,069
 Issuance of common stock:
  Employee stock purchase plan             68     --        67       --        --       --       --         --        --         67
  Exercise of options                     300     --       294       --        --       --       --         --        --        294
 Issuance of restricted stock             156     --       462       --        --     (462)      --         --        --         --
 Cancellation of restricted stock         (53)    --      (159)      --        --      159       --         --        --         --
 Cancellation of common stock             (40)    --        --       --        --       --       --         --        --         --
 Cancellation of accrued stock options     --     --       996       --        --       --       --         --        --        996
 Compensation expense                      --     --        --       --        --      169       --         --        --        169
 Recognized gain on investments            --     --        --       --        --       --     (425)        --      (425)      (425)
 Net loss                                  --     --        --       --        --       --       --    (37,839)  (37,839)   (37,839)
                                                                                                                --------
 Comprehensive loss                                                                                             $(38,264)
                                       ------ ------  --------  -------- --------- -------- -------- ---------  --------  ----------
Balance at December 31, 1998           31,612 $   32  $247,359  $(2,064) $     --  $  (152) $    --  $(244,844)           $     331
                                       ====== ======  ========  ======== ========= ======== ======== =========            ==========


          See accompanying notes to consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in thousands)

                                                                       1998              1997             1996
                                                                    -----------       -----------      -----------
Cash flows from operating activities
  Net loss                                                          $  (37,839)       $  (90,094)      $  (95,727)
  Adjustments to reconcile net loss to net cash used in
      operating activities:
  Loss from discontinued operations                                     18,049            78,931           79,133
  Loss on disposal of discontinued operations                           16,174                --               --
  Impairment of advertising credits                                         --             2,456               --
  In-process research and development                                       --                --            4,914
  Depreciation and amortization                                          1,567             3,331            2,103
  Provision for losses on accounts receivable                               21                --               --
  Equity in loss of long-term investments                                   --                --            2,801
  Deferred compensation expense                                            169               115              128
  Other non-cash activities                                               (425)              425             (101)
  Changes in certain assets and liabilities, net of effects
      of non-cash transactions including acquisitions:
    Accounts receivable                                                   (825)              998           (1,261)
    Prepaid expenses and other current assets                               22               884             (147)
    Other assets                                                            71             1,833            3,391
    Accounts payable                                                       588              (200)            (739)
    Accrued expenses                                                    (2,325)             (169)           3,581
    Deferred revenue                                                    (1,590)            4,253              388
                                                                    -----------       -----------      -----------
     Net cash (used in) provided by operating activities                (6,343)            2,763           (1,536)
                                                                    -----------       -----------      -----------

Cash provided by (used in) operating activities of
 discontinued operations                                                 4,268           (26,612)          (7,301)
                                                                    -----------       -----------      -----------

Cash flows from investing activities
  Purchase of short-term investments                                        --                --          (12,418)
  Purchases of property and equipment-continuing operations                (95)             (516)          (2,194)
  Purchases of property and equipment-discontinued operations               --              (907)            (110)
  Change in restricted cash                                                 --                --            3,309
  Proceeds from sale of other assets, net                                   --                --              231
  Sale of short-term investments                                         9,304             3,114               --
  Acquisitions, net of cash acquired                                        --                --           17,578
                                                                    -----------       -----------      -----------

     Net cash provided by investing activities                           9,209             1,691            6,396
                                                                    -----------       -----------      -----------

Cash flows from financing activities
  Proceeds (payments) related to borrowings-discontinued operations     (1,500)             (500)           2,000
  Proceeds from issuances of common stock, net of discount                 361               133            2,177
  Payments to acquire treasury stock                                        --            (2,064)              --
  Other financing activities                                                --                --             (212)
                                                                    -----------       -----------      -----------

     Net cash (used in) provided by financing activities                (1,139)           (2,431)           3,965
                                                                    -----------       -----------      -----------

     Increase (decrease) in cash and cash equivalents                    5,995           (24,589)           1,524

Cash and cash equivalents, beginning of year                             2,055            26,644           25,120
                                                                    -----------       -----------      -----------

Cash and cash equivalents, end of year                              $    8,050        $    2,055       $   26,644
                                                                    ===========       ===========      ===========

          See accompanying notes to consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


(1)      ORGANIZATION

         InteliData Technologies Corporation ("InteliData" or the "Company"), is engaged in developing software products and services for financial institutions to assist in Internet Banking and electronic bill payment initiatives. The Company is registered in the State of Delaware and operates primarily from its corporate headquarters in Herndon, Virginia.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Consolidation - The consolidated financial statements include the accounts of the Company after elimination of all intercompany balances and transactions. Certain items from the 1997 and 1996 financial statements have been reclassified to conform to the 1998 financial statement presentation.

(b) Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company considers the impairment of long-lived assets based on an assessment of the asset's ability to contribute to the profitability of the Company using estimates of expected future undiscounted cash flows. The Company records inventory reserves based on current market conditions.

(c) Revenue Recognition - Revenue for off-the-shelf product is recorded when products are shipped and title passes to the customer. Lease revenue is recorded based on the units in service at the end of the prior month since these leases are cancelable at any time. Revenue from consulting and maintenance contracts are recognized as services are provided. Beginning in 1998, the Company sold integrated solutions that bundle software products with customization, installation and training services. These arrangements are recognized using the percentage of completion method of accounting. Losses on uncompleted contracts are recorded when such amounts become determinable.

(d) Cash and Cash Equivalents - The Company considers all non-restricted highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market.

(e) Short-term Investments - The Company reports its short-term investments in marketable securities as available-for-sale with any unrealized gains (losses) reflected, net of tax, as other comprehensive income (loss). Realized gains or losses are determined on the first-in, first-out method and are reflected in net income. Short-term investments are reported at cost which approximates fair value.

(f) Property and Equipment - Property and equipment is stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Office equipment and furniture and fixtures are depreciated over 3 to 7 years.

(g) Net (Liabilities) Assets of Discontinued Operations - Under various disposal plans adopted in 1997 and 1998, the Company has either completed or planned the divestiture of all of its telecommunications and interactive services businesses, excluding Caller ID adjunct leasing activities. See Note 5 to the financial statements. These businesses were reclassified as Discontinued Operations in 1998. As a result, certain financial information previously issued has been reclassified to give effect to the classification of these businesses as discontinued operations in accordance with Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

(h) Deferred Revenues - The Company received $5 million from Visa in the fourth quarter of 1997, as a result of an agreement whereby the Company surrendered the right to certain future royalty payments. The cash payment was recorded in deferred revenue and is being recognized in other revenues over the two year period of the arrangement. Other deferred revenues represents cash received for services to be provided. Revenue is recognized based on the terms of the contract.

(i) Income Taxes - Income taxes are accounted for in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when it is deemed, based on available evidence, that it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

(k) Loss per Common Share - Basic loss per common share is computed by dividing net loss, after deducting preferred stock dividend requirements, by the basic weighted average number of shares of common stock outstanding during the year. Dilutive stock options that were not included in the loss per share computation because they would have been antidilutive for 1998, 1997 and 1996 were approximately 3,000,000; 3,250,000 and 3,000,000, respectively.

(3)      BUSINESS OPERATIONS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 1998, 1997 and 1996, the Company incurred losses from continuing operations of $3,616,000, $11,163,000 and $16,594,000, respectively. Additionally, the Company's revenues have been highly dependent on Caller ID leasing revenues and Visa Bill-Pay system royalty revenues. For the year ended December 31, 1998, leasing revenues and royalty revenues aggregated 79% of the total revenues.

         As of December 31, 1998, the Company reported cash and cash equivalents of $8,050,000 and negative working capital of $274,000.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability. To that extent, management has retained an investment banking firm to assist in investigating additional financing sources.

(4)      ACQUISITIONS

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

         During the second quarter of 1998, the Company announced its intentions to discontinue the telecommunications business, other than the leasing of Caller ID adjuncts, formerly transacted by Colonial Data.

         Effective September 30, 1996 Braun, Simmons & Co. ("Braun Simmons"), a firm specializing in the development of Internet Banking solutions for financial institutions, was merged into US Order (the "Braun Simmons Acquisition"). This merger was accounted for as a purchase of Braun Simmons by US Order. US Order acquired all of the outstanding stock of Braun Simmons for $2 million and 375,000 shares of the Company's common stock.

(a)      Unaudited Pro Forma Condensed Consolidated Financial Information

         The unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 1996 gives effect to the Mergers and the Braun Simmons Acquisition as if each was completed as of January 1, 1996 and combines US Order's, Braun Simmons' and Colonial Data's statements of operations for that year. Such statements of operations do not include the combined effect of the $77 million nonrecurring charges for in-process research and development. However, such statements do reflect adjustments for the elimination of historical transactions between US Order, Braun Simmons and Colonial Data, amortization of goodwill and related income tax effects.

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

Year Ended December 31, 1996:

                                                                Pro Forma                                               Pro Forma
                                                   ----------------------------------------                             ----------
                                                   US Order   Braun Simmons   Colonial Data   Adjustments   Reference   InteliData
                                                   --------   -------------   -------------   -----------   ---------   ----------
Revenues....................................       $ 4,227       $ 3,653        $ 63,987       $ (1,894)          (1)    $ 69,973
Cost of revenues............................         3,832         2,272          43,490            101        (1)(2)      49,695
Gross profit................................           395         1,381          20,497         (1,995)          (2)      20,278
Operating expenses..........................        19,911         1,284          18,312           2,285          (3)      41,792
Operating (loss) income.....................       (19,516)           97           2,185          (4,280)      (2)(3)     (21,514)
Net (loss) income...........................       (19,349)           67             688           4,011    (2)(3)(4)     (14,583)
Basic and diluted (loss) income per share...       $ (1.20)                     $   0.04                                 $  (0.46)

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

(4) Reflects the effect of the combination of Braun Simmons', US Order's and Colonial Data's operations and the above adjustments on income taxes. A valuation allowance has been recognized for the pro forma net deferred tax assets of InteliData, relating primarily to operating loss carryforwards generated by US Order prior to the Mergers and the Braun Simmons Acquisition, based on an assessment of the likelihood of recoverability of such amounts. As a result of the Mergers and the Braun Simmons Acquisition, the use of US Order's operating loss carryforwards may be limited in future years.

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
                                                                       ========

         The allocation of the purchase amounts to both Braun Simmons and Colonial Data tangible and identifiable intangible assets was based on independent appraisals of the estimated fair value of certain of those assets. Such appraisals indicated approximately $5 million and $72 million, for purchased in-process research and development for Braun Simmons and Colonial Data, respectively, which was expensed by the Company upon each closing, as the technologies had not reached technological feasibility and did not have alternative future uses. The unaudited pro forma condensed consolidated statements of operations do not include this one-time charge for purchased in-process technology as it represents a material nonrecurring charge.

(c)      (Loss) Income Per Share

         The weighted average shares used in the computations of pro forma basic and diluted (loss) income per share assumes that the shares issued in the acquisition of Braun Simmons and the total number of shares exchanged in the Mergers and the Braun Simmons Acquisition, net of canceled intercorporate investment shares, were outstanding for all periods presented. The impact of outstanding stock options and warrants of the Company has been considered using the treasury stock method.

(5)      DISCONTINUED OPERATIONS

         During the second quarter of 1998, the Company adopted a plan to dispose of its various telecommunications divisions through sale and liquidation. The Company's Caller ID adjunct inventory was sold in May 1998. The Company's Plexus inventory was sold in December 1998. Negotiations for the sale of some or all of the remaining telecommunications assets are being conducted with various parties. At December 31, 1998, the net liabilities of discontinued operations, consisting primarily of trade receivables, warehouse facilities, and liabilities associated with operations, have been classified as current liabilities at their estimated net realizable value.

Net revenues and loss from discontinued operations are as follows:

                                              Years Ended December 31,
                                   ---------------------------------------------
(in thousands)                         1998             1997              1996
--------------------------------------------------------------------------------
Net revenues                         $ 23,567        $ 47,788           $ 9,104
Cost of revenues                       29,054          48,000             7,686
Operating expenses                     32,803          78,658            83,327
Loss from operations                  (38,290)        (78,870)          (81,909)
Income (benefit) taxes                 (3,628)             61                25
Loss from discontinued operations     (34,223)        (78,931)          (79,133)
--------------------------------------------------------------------------------

Net (liabilities) assets of discontinued operations are as follows:

                                                     December 31,
                                          --------------------------------------
(in thousands)                                          1998              1997
--------------------------------------------------------------------------------
Trade receivables, net                                $   864           $11,779
Inventories and other current assets                      945            23,212
Property, plant and equipment, net                      1,000             4,429
Trade payables                                           (539)           (2,903)
Other current liabilities                              (7,540)           (4,796)
                                                      --------------------------
Net (liabilities) assets of discontinued operations   $(5,270)         $ 31,721
--------------------------------------------------------------------------------

         Included within the loss on disposal was a loss for discontinued operations aggregating $4,332,000 for the period from the measurement dates, January 1, 1998 for interactive services division and June 1, 1998 for the telecommunications division, to December 31, 1998. Also included in the loss on disposal is a pretax provision of $3,301,000 for estimated operating losses from January 1, 1999 through June 1, 1999.

Summary of Noncash Activities

(in thousands)                                  1998         1997          1996
--------------------------------------------------------------------------------

Loss from discontinued operations:
  Reserve for inventories                    $ 13,784     $ 11,333       $   --
  Provision for bad debt                        3,010        3,891           --
  Depreciation and amortization                   751        4,004          622
                                             -----------------------------------
                                               17,545       19,228          622
Loss on disposal of discontinued operations:
  Write-off of property, plant and equipment    3,539           --           --
  Provision for sales returns                   2,696           --           --
                                             -----------------------------------
                                                6,235           --           --
                                             -----------------------------------
Total noncash activities for
discontinued operations                      $ 23,780     $ 19,228       $  622
--------------------------------------------------------------------------------

Summary of Discontinued Operations

          The loss from operations of telecommunications and interactive services divisions (net of income taxes) was $18,049,000 and $78,931,000 for the years ended December 31, 1998 and 1997, respectively. The loss on disposal of telecommunications and interactive services divisions was $16,174,000 for the year ended December 31, 1998.

         During 1998, the loss from operations of telecommunications and interactive services divisions (net of income taxes) included $13,784,000 in inventory adjustments. The loss on disposal of telecommunications and interactive service divisions consisted of $2,696,000 in expected sales returns, $3,539,000 in property adjustments, $3,010,000 in provisions for customer accounts and $6,929,000 in actual and expected losses from operations from the measurement date through the date of disposal.

         The Company recorded a provision for corporate restructuring during the third quarter of 1997 of $1,003,000. This amount consists of $771,000 in employee reduction and related matters, $190,000 in obsolete equipment, and $42,000 in facilities closings. As of December 31, 1997, the Company incurred employee reductions and relocation expenses aggregating $177,000 and write-down for obsolete equipment of $190,000. As of December 31, 1997, the Company has $636,000 in remaining restructuring accruals recorded on its books. The Company incurred these costs in 1998. Additional accruals were posted for closing operations during the second and fourth quarters of 1998.

          During the third quarter of 1997 the Company announced a strategic repositioning of the Company's telecommunications division based on recent events in its marketplace. In connection with this repositioning and the aforementioned corporate restructuring, the

Company's management evaluated its financial position and determined that it would be appropriate to charge to operations the remaining unamortized costs of intangible assets due to impairment, adjust inventory carrying amounts to the lower of cost or market, and reflect certain additional restructuring charges, including charges for separation agreements with employees and charges associated with the termination of a joint venture agreement. Such third quarter 1997 unusual charges aggregated $49,246,000 for the impairment of intangible assets; $11,333,000 for inventories and commitments; $1,003,000 for restructuring charges (see above); $1,434,000 for separation agreements; and $3,653,000 for assets relating to the joint venture. The impairment was based on the excess of the carrying value of the assets over the assets' fair values. The fair value of the assets were generally determined as the estimates of future discounted cash flows generated by the assets.

(6)      SEGMENT REPORTING

         The Company  maintains  operations in two primary  operating  segments:
Internet Banking and leasing. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations. Management operates and organizes itself according to business units which comprise unique products and services. Intersegment sales do not exist. Operating (loss) income in these two market divisions represents total revenues less operating expenses, and excludes other income and expense and income taxes. Identifiable assets are those assets employed by each segment's operation. Segment financial information is as follows (in thousands):

                                     Internet
                                      Banking       Leasing       Consolidated
--------------------------------------------------------------------------------
1998
Revenues                               $ 4,683      $ 5,344           $ 10,027
Operating (loss) income                 (7,796)       3,306             (4,490)
Identifiable assets                     10,050          861             10,911
Depreciation and amortization            1,361          206              1,567
Capital expenditures                        95           --                 95

1997
Revenues                               $ 3,951      $ 8,570           $ 12,521
Operating (loss) income                (16,286)       3,852            (12,434)
Identifiable assets (1)                 13,466        1,515             14,981
Depreciation and amortization            1,345        1,986              3,331
Capital expenditures                       516           --                516

1996
Revenues                               $ 2,957      $ 1,838            $ 4,795
Operating (loss) income                (14,936)         733            (14,203)
Identifiable assets                     46,052        3,054             49,106
Depreciation and amortization            1,241          862              2,103
Capital expenditures                     2,194           --              2,194

--------------------------------------------------------------------------------

(1) Identifiable assets do not include net current assets of discontinued operations of $27,289,000 and noncurrent assets of discontinued operations of $4,432,000. Total assets of the consolidated Company equal $46,702,000.

(7)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31 (in thousands):

                                                1998           1997
                                               ------         -------
          Leased product                       $ 2,182        $ 3,053
          Office equipment                       1,040          2,678
          Furniture and fixtures                   139            397
                                               -------        -------
                                                 3,361          6,128
          Accumulated depreciation              (3,013)        (4,308)
                                               -------        -------
                                               $   348        $ 1,820
                                               =======        =======

(8)      ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities consists of the following at December 31 (in thousands):

                                                 1998          1997
                                               -------        -------
          Accrued compensation                 $   293        $ 1,069
          Accrued professional fees                181          1,014
          Accrued stock options                     --            996
          Accrued tax liabilities                  276            399
          Accrued selling expenses                  --            350
          Accrued insurance                        142            308
          Other liabilities                         18             95
                                               -------        -------
                                               $   910        $ 4,231
                                               =======        =======

(9)      RELATED-PARTY TRANSACTIONS

(a)      Strategic Business Partner

         In August 1994, the Company sold its electronic banking and bill pay operations (the "Visa Bill-Pay System") to Visa. As part of the Visa transaction, the Company's president was appointed to, and the Company's chairman was named an advisor to, the board of directors of Visa InterActive. Included in service fee revenues are $751,000 and $1,219,000 in 1997 and 1996, respectively, related to services provided by the Company to Visa InterActive and Visa banks/members. In August 1997, Visa InterActive was sold to an unrelated party and the Company's officers resigned from their Visa InterActive board positions.

(b)      Primary Investor

         The chairman of the board of directors of the Company is a director of WorldCorp, Inc. ("WorldCorp"), the Company's primary investor. One other director of the Company is also the chief executive officer and a director of WorldCorp. WorldCorp owned approximately 29% of the Company's outstanding voting stock as of December 31, 1996. During 1996, WorldCorp paid certain of the Company's personnel costs including salary, benefits, business and other related costs for which the Company was billed on a cost-reimbursed basis. In November 1996, the Company terminated this relationship with WorldCorp. During the year ended December 31,

1996, the Company paid WorldCorp approximately $439,000 related to these arrangements. At December 31, 1998 and 1997, the Company was not indebted to WorldCorp.

(c)      Long-term Investments

         On October 18, 1995, the Company acquired an equity interest in Home Financial Network, Inc. ("HFN"), a newly formed, development stage personal computer software company that planned to develop and deliver electronic financial products and services to consumers. In 1996, the Company recorded losses in its investment in HFN of $2,801,000. The Company believes its investment was impaired based on the history of losses of HFN, and as a result, the Company's investment in HFN is carried at zero.

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

         1991 Plan
         ---------

         The Company had reserved 3,000,000 shares of common stock for the exercise of options under this plan. Options are granted for purchases of the same number of shares of the Company's common stock. For the 1991 Plan, options typically vest monthly over a period of three to five years and expire after eight years. However, no vesting occurs until after the employee has completed one year of service with the Company. The 1991 Plan was terminated in May 1995. As of December 31, 1998, there were 852,194 shares vested and exercisable under the 1991 Plan.

         Colonial Data Plan
         ------------------

         Colonial Data's board of directors authorized the issuance of options for purchase of common stock for key employees. The options entitle the holder to purchase the Company's common stock at the fair market value at the date of grant. Colonial Data's board of directors as part of its 1994 Long-Term Incentive Plan authorized 500,000 shares of stock to be available for grants. The options vest periodically through 2000 and expire in 2006 and expire after 10 years from the date of grant. The Colonial Data Plan was terminated in November 1996. As of December 31, 1998, there were 48,331 shares vested and exercisable under the Colonial Data Plan.

         1995 Plan
         ---------

         The Company had reserved 1,000,000 shares of common stock for the exercise of options under this plan. Options are granted for purchases of the same number of shares of the Company's common stock. For the 1995 Plan, options typically vest monthly over a period of three to five years and expire after eight years from the date of grant. However, no vesting occurs until after the employee has completed one year of service with the Company. The 1995 Plan was terminated in November 1996. As of December 31, 1998, there were 89,206 shares vested and exercisable under the 1995 Plan.

         1995 Directors' Plan
         --------------------

         The Company had reserved 250,000 shares of common stock for the exercise of options under this plan. Options were granted for purchases of the same number of shares of the Company's common stock. For the 1995 Directors'
Plan, options vest monthly over a three year period beginning on the date of grant and expire ten years subsequent to the date of grant. The grant price for the plan was based on the average of the closing Nasdaq market price of the Company's stock on the thirty trading days preceding the date of the grant. The 1995 Directors' Plan was terminated in November 1996. As of December 31, 1998, there were 6,458 shares vested and exercisable under the 1995 Directors' Plan.

         1996 Plan
         ---------

         The Company had reserved 1,500,000 shares of common stock for the exercise of options under this plan. Options are granted for purchases of the same number of shares of the Company's common stock. The exercise price of each option shall not be less than eighty-five percent (85%) of the fair market value of the Company's common stock on the date the option is granted and an option's maximum term is 10 years. Options for existing employees are granted by the board of directors and typically vest ratably over four years. Options granted to new hires are awarded at the discretion of the Company's management in accordance with guidelines approved by the board of directors. However, typically, no vesting occurs until after the employee has completed one year of service with the Company. As of December 31, 1998, there were 55,666 shares vested and exercisable under the 1996 Plan.

         1996 Non-Employee Directors' Plan
         ---------------------------------

         The Company reserved 200,000 shares of common stock for the exercise of options under this plan. Options are granted for each non-employee director who qualifies for participation under the plan. The exercise price of each option shall be the fair market value as defined in the plan of the Company's common stock and an option's maximum term is 10 years. For the 1996 Non-Employee Directors' Plan, options vest monthly over a period of one year. As of December 31, 1998, there were 30,000 shares vested and exercisable under the 1996 Non-Employee Directors' Plan.

         1997 Executive Plan
         -------------------

         The Company's Compensation Committee approved the reservation of 1,425,000 shares of common stock for the exercise of options in connection with a newly hired officer's agreeing to be employed by the Company under this plan subject to the approval of the board of directors. The board of directors approved this plan in February 1998. Options were granted by the board of directors and vested according to different schedules: 925,000 options were vested in equal annual increments over three years; 500,000 options vested at the end of eight years but may have been accelerated with certain performance milestones. During 1998, the Company terminated and canceled all options in the Plan. As of December 31, 1998, there were no shares vested and exercisable under the 1997 Executive Plan.

         Additional Plans
         ----------------

         In addition to options issued in 1995 under both the 1991 and 1995 Plans, the Company issued 15,000 options to three of its five non-affiliate directors and 25,000 options to a non-affiliate who helped in arranging a placement of Series C preferred stock. Each of these grants has a $7.13 exercise price. The 45,000 options issued to non-affiliate directors vest monthly over a three-year period, and the 25,000 options granted to the non-affiliate vested immediately. As of December 31, 1998, of these 70,000 options, 55,000 options have been canceled, and 15,000 options, associated with a non-affiliate director, are vested and exercisable under the plan.

         Stock Option Repricing
         ----------------------

         In order to motivate and retain employees, on June 9, 1998, the Company offered employees participating in the Company's Stock Option Plans the opportunity to cancel the exercisable and unexercisable portions of their stock options as of June 9, 1998, previously a portion of which were repriced in May 1997, and replace them with an equal number of options at an exercise price of $1.00, which was the closing market price on such date. The Company did not offer this opportunity to the then President and Chief Executive Officer, but offered this opportunity to employees as an incentive to encourage employee retention. Approximately 945,235 stock options with exercise prices ranging from $1.25 to $23.75 were replaced. The replacement options vest as follows: the number of previously granted options exercisable on June 9, 1998 became exercisable on December 9, 1998; and the number of previously granted options unexercisable as of June 9, 1998 will become exercisable over three years from June 9, 1998 in equal annual increments. As part of the process for the Company's recruitment of a senior executive officer in December 1997, the
Company's then President and Chief Executive Officer agreed to cancel 425,000 options with an exercise price of $3.00 previously granted to him. In consideration of this cancellation of options, the Compensation Committee of the board of directors repriced 850,000 options previously granted to the executive (of which 750,000 were vested) from an exercise price of $7.13 to an exercise price of $1.80. The vesting schedule for the repriced options was also changed to provide that 425,000 options are vested and the remaining 425,000 options will vest in 2002, but will accelerate upon certain stock performance milestones. The Compensation Committee approved the repricing in February 1998.

         A summary of the changes in stock options for each of the Company's stock option plans is as follows:

                                Exercise Prices
                               ------------------        Number
     Description               Minimum    Maximum      of Options
     -----------               -------    -------    -------------
   December 31, 1995            $0.98      $23.75      2,441,705
     Acquired in Mergers        $0.21      $20.38        474,800
     Granted                    $7.00      $23.50        756,530
     Exercised                  $0.98      $18.75       (353,182)
     Canceled                   $0.98      $23.13       (195,294)
                                                     -------------
   December 31, 1996            $0.21      $23.75      3,124,559
     Granted                    $1.63       $6.00      2,916,450
     Exercised                  $4.50       $4.50         (1,000)
     Canceled                   $0.21      $23.75     (1,305,796)
                                                     -------------
   December 31, 1997            $0.21      $23.75      4,734,213
     Granted                    $0.63       $1.78        893,650
     Exercised                  $0.98       $0.98       (300,000)
     Canceled                   $1.00      $20.38     (2,346,600)
                                                     -------------
   December 31, 1998            $0.63      $18.86      2,981,263
                                                     =============

         During 1998, 1997 and 1996, the Company  recognized  $18,000,  $115,000 and $128,000 of compensation expense, respectively, in connection with options granted prior to 1996, at exercise prices below the estimated fair market value of the Company's common stock at the date of grant.

(b)      Stock Compensation Plans

         At December 31, 1998, the Company had seven stock-based compensation plans. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock options granted under the stock compensation plans. Had compensation cost for the Company's stock compensation plans been determined based on the fair value at the grant dates for the 1998, 1997 and 1996 awards under those plans, the Company's net loss and basic loss per share for the years ended December 31, 1998, 1997 and 1996 would have been $38,437,000 and $1.22 per share; $95,180,000 and $3.01 per share; and
$99,341,000 and $5.41 per share, respectively.

         The weighted average fair value of options granted during 1998, 1997 and 1996 was $1.15, $2.57 and $16.69 per share, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 136%, and a risk free interest rate of 5.28% per annum.

                                                      Options Outstanding           Options Exercisable
                                               ---------------------------------   ----------------------
                                                                        Weighted                 Weighted
                                                            Weighted    Average                  Average
                                Range of         Number     Average     Exercise   Number of     Exercise
Plan Description            Exercise Prices    Of Options   Life        Price      Options       Price
-----------------------     ---------------    ----------   --------    --------   ---------     --------
1991 Plan                    $0.98 - $7.13      1,307,535   4.5 years      $2.52     852,194        $2.93
Colonial Data Plan           $1.00 - $8.50         79,000   7.4 years      $1.84      48,331        $2.44
1995 Plan                    $1.00 - $18.00       167,912   5.9 years      $4.00      89,206        $6.36
1995 Directors' Plan        $18.86 - $18.86         7,500   9.8 years     $18.86       6,458       $18.86
1996 Plan                    $0.63 - $3.00      1,365,316   7.7 years      $1.28      55,666        $1.01
1996 Non-Employee
     Directors' Plan         $1.78 - $5.03         39,000   10.0 years     $3.45      30,000        $3.95
Additional Plans             $7.13 - $7.13         15,000   7.0 years      $7.13      15,000        $7.13


         The Company has options outstanding and exercisable in varying price ranges. The schedule below details the Company's options by price range:

                                   Options Outstanding                  Options Exercisable
                           -----------------------------------------    --------------------
                                                            Weighted                Weighted
                                           Weighted         Average                 Average
         Range of            Number        Average          Exercise    Number of   Exercise
     Exercise Prices       of Options      Life             Price       Options     Price
     ---------------       ----------      ---------        --------    ---------   --------
      $0.62 - $0.99           198,235      4.0 years          $0.90      100,435      $0.98
      $1.00 - $1.50         1,381,950      6.8 years          $1.02      216,677      $1.00
      $1.51 - $2.00           872,500      5.6 years          $1.80      435,875      $1.80
      $2.01 - $18.86          528,578      5.2 years          $5.80      343,868      $7.18

(c)      Employee Stock Purchase Plan

         Under the Employee Stock Purchase Plan, approved in 1996, the Company is authorized to issue up to 500,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each period to have up to twenty percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. The Employee Stock Purchase Plan's first period began January 2, 1997. During the year ended December 31, 1998, the Company issued 68,056 shares of stock under the plan. During the year ended December 31, 1997, the Company issued 44,307 shares of stock under the plan. The Company had an employee stock purchase plan in existence during 1996, however, there was not a significant number of shares of stock sold under the Plan in 1996.

(d)      Treasury Stock

         On August 12, 1997, the Company announced that its board of directors authorized a stock repurchase program whereby the Company is authorized to repurchase from time to time up to two million shares of the Company's common stock from the open market. As of December 31, 1997, the Company had paid $2,064,000 to repurchase 681,500 shares of its common stock. The Company did not repurchase any shares in 1998.

(e)      Stockholder Rights Plan

         In January 1998, the Company announced that its Board of Directors adopted a Stockholder Rights Plan. The rights are designed to assure that all the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other tactics to gain control of the Company without paying all stockholders a control premium.

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

(11)     UNUSUAL CHARGES

         During the third quarter of 1997, the Company assessed and adjusted the carrying value of goodwill associated with its acquisition of Braun Simmons. The charge aggregated $2,035,000 for the impairment of intangible assets. The impairment was based on the excess of the carrying value of the assets over the assets' fair values. The fair value of the assets were generally determined as the estimates of future discounted cash flows generated by the assets.

         The Company recorded unusual charges aggregating $5,771,000 for the year ended December 31, 1996. Unusual charges were associated with facilities consolidations and charges associated with in-process research and development from the Braun Simmons Acquisition. The Company recorded a provision for facilities consolidations during the fourth quarter of 1996 of $857,000. During 1997, the Company incurred $301,000 in facilities consolidation costs in the second quarter when it closed its customer service location in Virginia. The remaining accrual for facilities consolidations did not occur because of cost savings associated with employee severance and closing costs. Accordingly, these expenses were reversed back into income during the second quarter of 1997. In connection with the Braun Simmons Acquisition in September 1996, the Company charged in-process research and development expenses for purchased in-process technology that had not reached technological feasibility as of the date of the Braun

Simmons Acquisition and did not have alternative future uses. Amounts charged to in-process research and development were based on an independent appraisal and totaled $4,914,000.

(12)     EMPLOYEE 401(k) SAVINGS PLAN

         The Company adopted a defined contribution plan ("Plan") that qualifies for preferential tax treatment under Section 401(a) of the Internal Revenue Code. Participation in the Plan is available to employees who are at least twenty-one years of age and have three months of service. Company contributions to the Plan are based on a percentage of employee contributions and were not significant. Administrative expenses for the Plan were paid by the Company.

(13)     INCOME TAXES

         A reconciliation of taxes computed at the statutory federal tax rate on loss before income taxes to the actual income tax expense is as follows (in thousands):

                                                                    Years ended December 31,
                                                         -------------------------------------------
                                                            1998            1997             1996
                                                         ---------        ---------       ---------
Income tax benefit computed at the statutory rate        $ (13,244)       $ (31,512)      $ (33,496)
Book expenses not deductible for tax purposes               12,547           27,190          28,378
Generation of net operating loss carryforwards                 697            4,322           5,118
State income tax net of federal benefit                         --               61              25
Income taxes related to discontinued operations                 --              (61)            (25)
                                                         ---------        ---------       ---------

        Income taxes                                     $      --        $      --       $      --
                                                         =========        =========       =========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997, are as follows (in thousands):

                                                        1998             1997
                                                      --------         --------
    Deferred tax assets:
    Net operating loss carryforwards                  $ 62,758         $ 20,469
    Accounts receivable and inventory revaluation        6,730            9,811
    Equipment, property and intangible assets           15,268              122
    General business credit carryforward                   489              489
    Alternative minimum tax carryforward                    60               60
                                                      --------         --------
         Total gross deferred tax asset                 85,305           30,951
    Valuation allowance                                (85,305)         (30,951)
                                                      --------         --------
         Net deferred tax assets                            --               --

    Deferred tax liability:
    Accounts payable and accrued liabilities                --               --
                                                      --------         --------

    Net deferred taxes                                $     --         $     --
                                                      ========         ========

         The net changes in the total valuation allowance for the years ended December 31, 1998 and 1997 were an increase of $52,689,000 and $8,741,000 respectively. A valuation allowance was established for deferred tax assets for the years ended December 31, 1998 and 1997 because it was deemed, based on available evidence, that it is more likely than not that all of the deferred tax asset will not be realized.

         At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $63 million, which expire in 2007 through 2013, general business tax credits of approximately $489,000, which expire in 2005 through 2010, and an alternative minimum tax credit carryforward of approximately $60,000, which may be carried forward indefinitely and used to offset future regular taxable income. Included in the Company's net operating loss carryforward is approximately $3,521,000, related to exercises of employee stock options, which, if utilized in the future to reduce taxable income, will be credited directly to additional paid-in capital. Cash paid for income taxes was not significant in 1998, 1997 and 1996.

(14)     MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company sells its products primarily to financial institutions in the United States and leases to individual consumers. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process. The Company does not generally require collateral from customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Historically, the Company has not incurred any significant credit related losses.

         Revenues from US West lease customers and the Visa Bill-Pay System royalties represented 53% and 26% of total revenues for the year ended December 31, 1998, respectively. Revenues from US West lease customers represented 68% of total revenues for the year ended December 31, 1997. Revenues from US West lease customers and Visa InterActive were 38% and 26% of total revenues for the year ended December 31, 1996.

         Accounts receivable from US West lease customers, Branch Bank & Trust Co., and Summit Services Corp. represented 41%, 15% and 12% of the total accounts receivable as of December 31, 1998, respectively. Accounts receivable from US West lease customers represented 94% of the total accounts receivable at December 31, 1997.

(15)     COMMITMENTS AND CONTINGENCIES

(a)      Leases

         The Company leases facilities and equipment under cancelable and noncancellable operating lease agreements. The facility leases are for terms from one to five years. Rent expense was $877,000, $1,054,000 and $907,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         Future minimum lease payments under noncancellable operating leases with initial or remaining terms in excess of one year at December 31, 1998, were as follows (in thousands):

                                               Year ending December 31,
                                               ------------------------
         1999                                       $        687
         2000                                                551
         2001                                                519
         2002                                                156
         2003                                                156
         2004                                                 13
                                                    ------------
             Total minimum lease payments           $      2,082
                                                    ============
(b)      Patent Matters

         The Company does not believe that its products and services infringe on the rights of third parties. From time to time, third parties assert infringement claims against InteliData. There can be no assurance that any such assertion will not result in costly litigation or require the Company to cease using, or obtain a license to use, intellectual property rights of such parties.

(c)      Litigation

         The Company is not currently a party to any material litigation. From time to time, the Company is a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such routine litigation will be likely to have a material adverse effect on the Company's financial condition or results of operations.

(16)     VALUATION AND QUALIFYING ACCOUNTS

         The  components  of   significant   valuation  and  qualifying accounts
associated with accounts receivable for the years ended December 31, 1998 and 1997 were as follows (in thousands):

         Balance, December 31, 1996           $  1,788
           Write-offs                              (86)
                                              --------
         Balance, December 31, 1997              1,702
           Recoveries                             (361)
           Charged to costs and expenses            21
           Write-offs                             (770)
                                              --------
         Balance, December 31, 1998           $    592
                                              ========

(17)     UNAUDITED QUARTERLY FINANCIAL DATA

         The results of the Company's quarterly operations for the years ended December 31, 1998 and 1997 were (in thousands, except per share amounts):

                                                       First       Second <F1>   Third <F2>  Fourth        Total
                                                   ----------   ----------   ----------   ----------    ---------
     1998
     Revenues                                      $   2,471    $   2,151    $   2,725    $   2,680     $ 10,027
     Operating loss                                     (961)      (1,599)        (793)      (1,137)      (4,490)
     Loss before income taxes                           (825)      (1,049)        (761)        (981)      (3,616)
     Discontinued operations                          (3,997)     (21,720)      (2,825)      (5,681)     (34,223)
     Net loss                                         (4,822)     (22,769)      (3,586)      (6,662)     (37,839)
     Basic and diluted loss from continuing
       operations per common share                 $   (0.03)   $   (0.03)   $   (0.02)   $   (0.03)    $  (0.11)
     Basic and diluted loss from discontinued
        operations per common share                $   (0.12)   $   (0.70)   $   (0.09)   $   (0.18)    $  (1.09)
     Basic and diluted net loss per
        common share                               $   (0.15)   $   (0.73)   $   (0.11)   $   (0.21)    $  (1.20)

     1997
     Revenues                                      $   3,966    $   3,266    $   2,811    $   2,478     $ 12,521
     Operating loss                                     (841)      (1,929)      (7,675)      (1,989)     (12,434)
     Loss before income taxes                           (403)         384       (7,976)      (3,168)     (11,163)
     Discontinued operations                             568       (3,221)     (71,202)      (5,076)     (78,931)
     Net income (loss)                                   165       (2,837)     (79,178)      (8,244)     (90,094)
     Basic (loss) income from continuing
       operations per common share                 $   (0.01)   $    0.01    $   (0.25)   $   (0.10)    $  (0.35)
     Diluted (loss) income from continuing
       operations per common share                 $   (0.01)   $    0.00    $   (0.25)   $   (0.10)    $  (0.35)
     Basic income (loss) from discontinued
       operations per common share                 $    0.02    $   (0.10)   $   (2.26)   $   (0.16)    $  (2.50)
     Diluted income (loss) from discontinued
       operations per common share                 $    0.01    $   (0.09)   $   (2.26)   $   (0.16)    $  (2.50)
     Basic income (loss) per
       common share                                $    0.01    $   (0.09)   $   (2.51)   $   (0.26)    $  (2.85)
     Diluted income (loss) per
       common share <F3>                           $    0.00    $   (0.09)   $   (2.51)   $   (0.26)    $  (2.85)

        <F1> During the third quarter of 1997, the Company announced a strategic repositioning and determined that it would be appropriate to charge to operations the remaining unamortized costs of intangible assets due to impairment, and inventory carrying amounts to the lower of cost or market, and to reflect certain restructuring charges. Such transactions resulted in aggregate charges of $2,035,000 to continuing operations and $65,200,000 to discontinued operations.

        <F2> During the second  quarter of 1998,  the Company  announced that it intended to discontinue its telecommunications division. The loss from the operation of discontinued operations, net of income taxes, was $13,487,000 during the second quarter of 1998. The loss on disposal of the discontinued operations was $8,233,000 for the second quarter of 1998.

        <F3> Loss per share number are not  necessarily  additive due to current year activities and rounding differences.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
InteliData Technologies Corporation
Herndon, Virginia


We have audited the accompanying consolidated balance sheets of InteliData Technologies Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InteliData Technologies Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements for the year ended December 31, 1998 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has recurring losses from operations and has negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
February 26, 1999

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

Directors

         The Company incorporates herein by reference the information concerning directors contained in its Proxy Statement for its 1999 Stockholder's Meeting to be filed within 120 days after the end of the Company's fiscal year (the "1999 Proxy Statement").

Executive Officers

         The following table sets forth the names and ages of all executive officers of the Company and all positions and offices within the Company presently held by such executive officers:

Name                     Age     Position Held
----                     ---     -------------
William F. Gorog          73     Chairman of the Board
Alfred S. Dominick, Jr.   53     President and Chief Executive Officer
E. Philip Hanlon          50     Vice President and Chief Financial Officer
Thomas R. Oxendine        50     Vice President, Engineering and Implementation
                                 Services
Albert N. Wergley         51     Vice President, General Counsel and Secretary

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

Alfred S. Dominick, Jr. has served as the President and Chief Executive Officer of the Company since August 1998. Prior to joining InteliData, Mr. Dominick had served as president of the Retail Products Delivery Group at M&I Data Services. Prior to joining M&I Data Services in July 1995, he was Executive Vice President of Retail Banking and a member of the Executive Committee for Boatmen's Bancshares Corporation for three years. Prior to that Mr. Dominick was an Executive Vice President with Bank One Texas, since 1985. Prior to Bank One Texas, Mr. Dominick was a Senior Vice President with Fleet National Bank. Mr. Dominick currently serves as a director at Home Financial Network, Inc.

E. Philip Hanlon has served as Vice President and Chief Financial Officer of the Company since November 1998. From 1992 to 1998, he was Chief Financial Officer of Waverly, Inc.,
an international publisher of medical print and electronic media. From 1985 to 1992, he held other management positions at Waverly, including Vice President, Finance, Vice President, Marketing-Book Division, and Controller. Previously, Mr. Hanlon held various financial management positions with Transcontinental Energy and Nabors Drilling, Limited. Mr. Hanlon is a Certified Public Accountant.

Thomas R. Oxendine has served as Vice President, Engineering and Implementation Services, of the Company since June 1998. From 1994 to 1998, he was Executive Vice President, Banking Systems, for Olivetti North America. From 1991 to 1994, he served as Vice President, Systems Division, and from 1988 to 1991, he was Regional Manager, Implementation and Support, for Olivetti North America. Previously he held various management positions with Ericsson Information Systems, ISC Systems Corp., and Durango Systems.

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

Beneficial Ownership Reporting

         The Company incorporates herein by reference the information required by Item 405 of Regulation S-K contained in its 1999 Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         The Company incorporates herein by reference the information concerning executive compensation contained in the 1999 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1999 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1999 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)    1.     FINANCIAL STATEMENTS

              See Item 8 of this Report

       2.     FINANCIAL STATEMENT SCHEDULES

              See Item 8 of this Report

       3.     EXHIBITS (* denotes filed herewith)

              Status of Prior Documents
              InteliData's Annual Report on Form 10-K for the year ended December 31, 1998, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14, and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, as amended, which incorporates by reference such Annual Report on Form 10-K.

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

              10.4 InteliData Technologies Corporation 1996 Incentive Plan. (Incorporated herein by reference to the Company's Registration Statement on Form S-8, File Number 333-16115).

              10.5 InteliData Technologies Corporation Non-Employee Directors' Stock Option Plan. (Incorporated herein by reference to the Company's Registration Statement on Form S-8, File Number 333-16117).

              10.6 InteliData Technologies Corporation Employee Stock Purchase Plan. (Incorporated herein by reference to the Company's Registration Statement on Form S-8, File Number 333-16121).

              10.7 Employment Agreement dated August 11, 1997 between InteliData Technologies Corporation and John C. Backus, Jr. (Incorporated herein by reference to Exhibit 10 to Registrant's Report on Form 10-Q of the quarter ended September 30, 1997, File Number 000-21685).

              10.8 Employment and Non-Competition Agreement dated December 17, 1997 between InteliData Technologies Corporation and Mark L. Baird.

              10.9 Employment and Non-Competition Agreement dated December 17, 1997 between InteliData Technologies Corporation and Albert N. Wergley.

           * 10.10 Employment and Non-Competition Agreement dated November 3, 1998 between InteliData Technologies Corporation and Thomas R. Oxendine.

           * 10.11 Stock Option Agreement for the 1991 Stock Option Plan dated February 24, 1998 between InteliData Technologies Corporation and John C. Backus, Jr.

           * 10.12 Stock Option Agreement for the 1991 Stock Option Plan dated February 24, 1998 between InteliData Technologies
                      Corporation and John C. Backus, Jr. Irrevocable Trust dated April 21, 1995, John Carlton Backus, Trustee

           * 10.13    Stock Option  Agreement for the 1996 Incentive Plan  dated
                      February   24,  1998  between   InteliData    Technologies
                      Corporation and John C. Backus, Jr.

             21.1 InteliData Technologies Corporation List of Significant Subsidiaries.

             23.1     Consent of Deloitte & Touche LLP.

             27.1     Financial Data Schedule, December 31, 1998.


(b)    REPORTS ON FORM 8-K

       None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INTELIDATA  TECHNOLOGIES CORPORATION

                                 By      /s/ Alfred S. Dominick, Jr.
                                         -------------------------------------
                                         Alfred S. Dominick, Jr.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                       Title                                     Date
---------                       -----                                     ----
/s/ Alfred S. Dominick, Jr.     President and Chief Executive Officer     March 31, 1999
---------------------------     and Director
Alfred S. Dominick, Jr.

/s/ William F. Gorog            Chairman of the Board and Director        March 31, 1999
--------------------
William F. Gorog

/s/ E. Philip Hanlon            Vice President and Chief Financial        March 31, 1999
--------------------            Officer
E. Philip Hanlon

/s/ John C. Backus, Jr.         Director                                  March 31, 1999
-----------------------
John C. Backus, Jr.

/s/ Patrick F. Graham           Director                                  March 31, 1999
---------------------
Patrick F. Graham

/s/ John J. McDonnell, Jr.      Director                                  March 31, 1999
--------------------------
John J. McDonnell, Jr.

/s/ L. William Seidman          Director                                  March 31, 1999
----------------------
L. William Seidman