Form 10-K/A
period 1998-12-31
INTELIDATA TECHNOLOGIES CORP
filed 1999-04-30
CIK 1021810

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

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

             11600 Sunrise Valley Drive, Suite 100, Reston, VA 20191

                    (Address of Principal Executive Offices)
                                 (703) 259-3000
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

State by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

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

                                                                            Page
                                                                            ----

PART III
--------

Item 10.   Directors and Executive Officers of the Registrant..................3

Item 11.   Executive Compensation..............................................5

Item 12.   Security Ownership of Certain Beneficial Owners and Management.....10

Item 13.   Certain Relationships and Related Transactions.....................12

Signatures....................................................................13

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         The following table sets forth certain information regarding the directors of the Company:

             Name                 Age           Position Held
             ----                 ---           -------------

     William F. Gorog             73       Director; Chairman of the Board

     Alfred S. Dominick, Jr.      53       Director; President and Chief
                                           Executive Officer

     John C. Backus, Jr.          40       Director

     Patrick F. Graham            59       Director

     John J. McDonnell, Jr.       61       Director

     L. William Seidman           78       Director

William F. Gorog, age 73, has served as Chairman and director of the Company since November 1996. Mr. Gorog had served as Chairman of US Order from May 1990 to November 1996. From October 1987 until founding US Order in May 1990, he served as chairman of the board of Arbor International, an investment management firm. From 1982 to 1987, he served as president and chief executive officer of the Magazine Publishers of America, an association representing the principal consumer publications in the United States. During the Ford Administration, Mr. Gorog served as deputy assistant to the President for Economic Affairs and Executive Director of the Council on International Economic Policy. Prior to that time, he founded and served as chief executive officer of DataCorp., which developed the Lexis and Nexis information systems for legal and media research and which was subsequently sold to the Mead Corporation. He currently serves as a director of WorldCorp, Inc. On February 12, 1999, WorldCorp, Inc. filed a Voluntary Petition and a proposed plan of reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.

Alfred S. Dominick, Jr., age 53, has served as the President and Chief Executive Officer of the Company since August 1998. Prior to joining InteliData, Mr. Dominick had served as president of the Retail Products Delivery Group at M&I Data Services. Prior to joining M&I Data Services in July 1995, he was Executive Vice President of Retail Banking and a member of the Executive Committee for Boatmen's Bancshares Corporation for three years. Prior to that Mr. Dominick was an Executive Vice President with Bank One Texas, since 1985. Prior to Bank One Texas, Mr. Dominick was a Senior Vice President with Fleet National Bank. Mr. Dominick currently serves as a director of Home Financial Network, Inc.

John C. Backus, Jr., age 40, has been a director of the Company since 1996. He is currently a Managing Director of The Draper Atlantic Venture Fund, a venture capital firm. He previously served as President of the Company from the Merger until August 1998 and served as President and Chief Executive Officer of the Company from 1997 until August, 1998. Prior to the Merger, he worked at US Order since its inception in 1990 and had served as President, Chief Operating Officer and a director of US Order since 1994. Prior to working with US Order, Mr. Backus worked for six years at WorldCorp, Inc. and its subsidiaries holding a variety of executive positions including vice president of corporate development, vice president of finance, and vice president of sales and marketing at a WorldCorp subsidiary. Prior to joining WorldCorp, Mr. Backus worked for Bain & Company, Inc., a worldwide strategy consulting firm, in its consulting and venture capital groups where he focused on consumer products and services. Mr. Backus serves on the board of directors of World Airways, Inc. and of Home Financial Network, Inc.

Patrick F. Graham, age 59, has served as a director of the Company since 1996 and was a director of US Order from 1993 until the Merger. Since 1997, he has served as chief executive officer of WorldCorp, Inc. and was previously a director of Bain & Company, Inc., a management consulting firm co-founded by Mr. Graham in 1973. In addition to his primary responsibilities with Bain clients, he served as Bain's vice chairman and chief financial officer. Prior to founding Bain, Mr. Graham was a group vice president with the Boston Consulting Group. Mr. Graham currently serves as a director of WorldCorp, Inc. On February 12, 1999, WorldCorp, Inc. filed a Voluntary Petition and a proposed plan of reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.

John J. McDonnell, Jr., age 61, has served as a director of the Company since 1997. Since 1990, he has served as president, chief executive officer, and a director of Transaction Network Services, Inc., a provider of data communications services for transaction oriented applications. From 1987 to 1989, Mr. McDonnell served as president and chief executive officer of Digital Radio Networks, Inc., a local access bypass carrier for point-of-sale transactions. Mr. McDonnell has previously served as group vice president for the information technologies and telecommunications group of the Electronic Industries Association; vice president, international operations and vice president, sales, for Tymnet, Inc. with responsibility for both private network sales and public network services; and director of technology and telecommunications for the National Commission on Electronic Funds Transfer. Mr. McDonnell was one of the founding members of the Electronics Fund Transfer Association and serves on its board. Mr. McDonnell is also a director of Credit Management Solutions, Inc., a software development company.

L. William Seidman, age 78, has served as a director of the Company since 1997. He is the publisher of Bank Director magazine and chief commentator on CNBC-TV. He served on the board of US Order from 1995 until the Merger. Mr. Seidman served from 1985 to 1991 as the chairman of the Federal Deposit Insurance Corporation ("FDIC") and from 1989 to 1991 also served as the first Chairman of the Resolution Trust Corporation. Before joining the FDIC, Mr. Seidman served as Dean of the College of Business at Arizona State University. From 1977 to 1982 he was vice-chairman and chief financial officer of Phelps Dodge Corporation. Mr. Seidman has also served as managing partner of Seidman & Seidman, Certified Public Accountants (now BDO Seidman), and as Assistant to the President for Economic Affairs during the Ford Administration. Mr. Seidman presently serves as a director of Fiserv, Inc., a data processing company, and of Clark/Bardes Holdings, Inc., a services company providing insurance-financed benefits programs.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and beneficial owners of more than 10% of the Company's Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge based solely upon a review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ending December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of the Company's common stock were complied with.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

Summary Compensation Table

         The following table sets forth information concerning the annual, long-term and all other compensation for services rendered in all capacities to the Company, its subsidiaries and predecessors for the years ended December 31, 1998, 1997 and 1996 of (a) the two individuals who served as the Company's Chief Executive Officer during 1998, and (b) each of the four most highly compensated executive officers (other than the chief executive officer) of the Company (the "Named Executive Officers") whose aggregate cash compensation exceeded $100,000 for the fiscal year ended December 31, 1998.

                                                                          Long-Term Compensation
                                                                          -----------------------
                                                                                  Awards
                                                                          -----------------------
                                         Annual Compensation              Restricted  Securities
                                ---------------------------------------     Stock     Underlying        All Other
                                Year  Salary($)  Bonus($)<F1>  Other($)   Awards(#)   Options(#)    Compensation($)<F2>
                                ----  ---------  ------------  --------   ----------  -----------   -------------------
Alfred S. Dominick, Jr.         1998   109,617         --         --          --             --              7,295
   President and Chief
   Executive Officer
   (since 8/98) <F3>

John C. Backus, Jr.             1998   350,000         --         --          --             --             16,074
   President and Chief          1997   301,032         --         --          --      1,025,000<F4>          9,025
   Executive Officer            1996   250,000         --         --          --             --              7,180
   (prior to 8/98) <F4>

William F. Gorog                1998   256,001         --         --          --        100,000<F5>          2,550
   Chairman                     1997   250,000         --         --          --        100,000              2,375
                                1996   250,000         --         --          --             --                 --

Mark L. Baird                   1998   135,004     25,000         --          --         87,000<F6>          7,702
   Vice President,              1997   132,308     25,000         --          --         77,000              3,128
   Operations <F6>              1996   114,846     10,000         --          --         22,000              1,280


Joseph P. Payne                 1998   199,405     25,000         --          --        377,500<F7>          2,500
   President and Chief
   Executive Officer,
   Telecommunications
   Division <F7>

Albert N. Wergley               1998   147,407     25,000         --          --        120,500<F8>          1,548
   Vice President, General      1997   131,537     25,000         --          --         94,502              2,375
   Counsel and Secretary        1996   121,225     11,500         --          --         16,000                 --

-------------------------

         <F1>   Bonus awards are reported for the year earned but may have  been paid in the subsequent year.

         <F2>   For 1998,  includes:  (i) the dollar value of insurance premiums paid by the Company for the benefit of Mr. Backus ($13,449) and Mr. Dominick ($7,295); (ii) the amount of Company matching contributions made on behalf of the named individuals under the Company's 401(K) Plan as follows: Messrs. Backus ($2,625), Gorog ($2,550), Baird ($1,840), Payne ($2,500) and Wergley ($1,548);
                and (iii) automobile allowance for Mr. Baird ($5,862).

                For 1997, includes: (i) the dollar value of insurance premiums paid by the Company for the benefit of Mr. Backus ($6,650); (ii) the amount of Company matching contributions made on behalf of the named individuals under the Company's 401(K) Plan as follows: Messrs. Backus, Gorog, Baird and Wergley ($2,375 each); and (iii) automobile allowance for Mr. Baird ($753).

                For 1996, includes the dollar value of insurance premiums paid by the Company for the benefit of Mr. Backus ($7,180).

         <F3>   Mr. Dominick joined the Company on August 17, 1998 and succeeded
                Mr. Backus as President and Chief Executive Officer.

         <F4>   Mr.  Backus became  Chairman of the  Executive  Committee of the
                Board on August 17, 1998 after Mr. Dominick succeeded him as President and Chief Executive Officer. Mr. Backus was granted 600,000 options in August 1997. In December 1997, 425,000 of these options were canceled and 850,000 options previously granted to Mr. Backus were repriced.

         <F5>   The  100,000  options granted in  1998 consist of a repricing of the 100,000 options previously granted in 1997.

         <F6>   Mr. Baird's employment with the Company ended on March 31, 1999.
                Includes 22,000 options previously granted that were repriced in 1997 which were also included in the 87,000 options that were repriced in 1998.

         <F7>   Mr.  Payne  joined  the  Company  on March  22,  1996, became an executive officer of the Company in 1998, and his employment with the Company ended on March 31, 1999. Includes 77,500 options previously granted that were repriced in 1998. Information is not provided for any fiscal year prior to Mr. Payne becoming an executive officer of the Company.

         <F8>   Includes 44,502 options previously granted that were repriced in
                1997 which were also included in the 116,000 options that were repriced in 1998.

Option/SAR Grants in Last Fiscal Year

         The following table sets forth information with respect to stock option grants under the Company's 1996 Incentive Plan or under any stock plan of either US Order or Colonial Data, which were assumed by the Company pursuant to the Merger.

                                                                                                Potential Realizable Value at
                              Number of            % of Total                                   Assumed Annual Rates of Stock
                              Securities          Options/SARs                                  Price Appreciation for Option
                              Underlying           Granted to       Exercise or                            Term <F2>
                             Options/SARs          Employees        Base Price     Expiration   -----------------------------
Name                        Granted (#)<F1>      in Fiscal Year       ($/Sh)          Date         5% ($)           10% ($)
----                        ---------------      --------------     -----------    ----------   -----------       -----------
Alfred S. Dominick, Jr.             --                  --                --            --             --               --

John C. Backus, Jr.                 --                  --                --            --             --               --

William F. Gorog               100,000                 6.5%             $1.00        5/21/05        40,710            94,872

Mark L. Baird                   10,000                 .07%             $1.00         7/6/04         3,401             7,716
                                 5,000                 .03%             $1.00        5/21/05         2,036             4,744
                                50,000                 3.3%             $1.00        8/11/05        20,355            47,436
                                22,000                 1.4%             $1.00        11/5/06        10,504            25,159

Joseph P. Payne                 20,000                 1.3%             $1.00        3/22/04         6,802            15,431
                                 7,500                 .05%             $1.00        10/1/04         2,551             5,787
                                50,000                 3.3%             $1.00        8/11/05        20,355            47,436
                               300,000                19.6%             $1.00         6/9/96       143,237           343,077

Albert N. Wergley               50,000                 3.3%             $1.00        8/11/05        20,355            47,436
                                50,000                 3.3%             $1.00         5/3/03        13,814            30,525
                                 6,000                 .04%             $1.00        2/13/04         2,041             4,629
                                10,000                 .07%             $1.00        10/1/04         3,401             7,716
                                 4,500                 .03%             $1.03        12/8/06         2,213             5,301

--------------------------

         <F1>  Options granted in 1998 for the Named Executive  Officers, except for 300,000 options granted to Mr. Payne and 4,500 options granted to Mr. Wergley, consist of options previously granted that were repriced on June 9, 1998.

         <F2>  The actual value,  if any, an employee may realize will depend on the excess of the stock price over the exercise price on the date the stock option is exercised. Potential Realized Value is net of the option exercise price. The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the rules of the SEC and therefore are not intended to forecast future appreciation, if any, of the Company's stock price.


Option Exercises in Last Fiscal Year and Year-End Value Table

         The following table sets forth information regarding the exercise of stock options and the unexercised stock options as of December 31, 1998 granted to the Chief Executive Officer and the Named Executive Officers under the Company's 1996 Incentive Plan or any stock plan of either US Order or Colonial Data, which were assumed by the Company pursuant to the Merger.

                                                                    Number of Securities          Value of Unexercised
                                                                   Underlying Unexercised             In-the-Money
                                                                       Options/SARs                   Options/SARs
                                                                   at December 31, 1998(#)      at December 31, 1998($)<F2>
                                                                ----------------------------    ---------------------------
                          Shares Acquired        Value
Name                      on Exercise (#)    Realized($)<F1>    Exercisable    Unexercisable    Exercisable   Unexercisable
----                      ---------------    ---------------    -----------    -------------    -----------   -------------
Alfred S. Dominick, Jr.       - 0 -              - 0 -             - 0 -           - 0 -           - 0 -           - 0 -
John C. Backus, Jr.           - 0 -              - 0 -            625,000         400,000          - 0 -           - 0 -
William F. Gorog             300,000             6,000            150,000          50,000         46,500          15,500
Mark L. Baird                 - 0 -              - 0 -             18,583          68,417          5,761          21,209
Joseph P. Payne               - 0 -              - 0 -             12,055         365,445          3,737         113,288
Albert N. Wergley             - 0 -              - 0 -             36,331          84,169         11,263          25,957

-----------------------

<F1> Value  based on last  reported sale price of the  Company's common stock on the exercise date minus the exercise price.

<F2> Value based on last reported  sale price of the  Company's  common stock on
     December 31, 1998 (the last trading day of the year) on the Nasdaq National Market minus the exercise price. The last reported sale price at December 31, 1998 was $1.31 per share.

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

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

John C. Backus, Jr.

         The Company had an employment agreement with John C. Backus, Jr., dated as of August 11, 1997, that provided that Mr. Backus would serve as President and Chief Executive Officer of the Company until December 31, 2000, unless further extended or sooner terminated as set forth in the agreement. Furthermore, the Company agreed that it would annually nominate and take such action as may be appropriate or necessary to seek stockholder election of Mr.

Backus to the Company's Board of Directors. Mr. Backus also agreed to resign from the Board in connection with, and effective upon, termination of his employment with the Company. On August 17, 1998, Mr. Backus resigned his position as President and Chief Executive Officer of the Company and assumed the position of Chairman of the Executive Committee. Mr. Backus was entitled to a base salary of $350,000 per year and an annual bonus of up to 75% of his base salary and certain fringe benefits. In addition, Mr. Backus was entitled to participate in all bonus and incentive compensation plans or arrangements made available by the Company to its officers and directors.

Other Named Executive Officers

         The Company has an employment agreement with Albert N. Wergley (the "Executive"), dated as of December 17, 1997, providing that the Executive will serve as General Counsel of the Company until December 31, 1999, unless further extended or sooner terminated as set forth in the agreement. The Company had substantially similar agreements with Mark L. Baird and Joseph P. Payne prior to their termination of employment with the Company on March 31, 1999.

         The Executive is entitled to a base salary per year and annual bonuses. In addition, he is entitled to participate in all bonus and incentive compensation plans or arrangements made available by the Company to its officers and directors and is entitled to receive such benefits as provided to all salaried employees as well as those established by the Compensation Committee for the Company's executives. The Executive's employment agreement terminates automatically upon the Executive's death in which case the Company would have no further obligation to the Executive or his estate other than the disposition of life insurance and related benefits and accrued and unpaid base salary, bonus, unreimbursed expenses and incentive compensation for periods prior to the date of death (the "Standard Termination Payments"). The Company may terminate the agreement for "cause" (as defined) or if the Executive incurs a disability that continues for a period of 180 consecutive days. The Executive may terminate the agreement for "good reason" (as defined). The Executive may also terminate the agreement in which case the Company would have no further obligation to the
Executive except for the Standard Termination Payments. If the Company terminates the Executive for other than "cause" or upon death or total disability, or if the Executive terminates the agreement because the Company fails to comply with the agreement or following a "Change in Control" whereby the Executive's duties are substantially diminished or the Executive is relocated, then the Executive is entitled to: (i) the Standard Termination Payment; (ii) any bonus earned but not yet paid under any "Stay Put" or any other bonus program; (iii) 100% of his annual base salary; and (iv) any and all options granted shall be vested for twelve months and exercisable for the longer of twelve months after the termination date or period for exercise as provided in the Executive's option agreement. In addition, if the Company terminates the Executive following a "Change of Control" for other than "cause," total disability or upon death, or if the Executive terminates the agreement due to a substantial change in duties or relocation following a "Change in Control," the Executive shall have the following additional rights: (i) the Company shall pay an additional 50% of the Executive's annual base salary, (ii) all granted but unvested options shall become immediately vested and nonforfeitable and remain exercisable for their respective remaining terms, and (iii) the Executive shall have the right to cause the Company to purchase all or a portion of the options at their fair value on the date of termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The following table sets forth information as of April 1, 1999, regarding beneficial ownership of the Company's Common Stock by (i) each person who is known to the Company to own beneficially more than five percent of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table (the "Named Executive Officers"), and (iv) all current directors and executive officers of the Company as a group. The information on beneficial ownership in the table and the footnotes thereto is based upon the Company's records and the most recent
Schedule 13D or 13G filed by each such person or entity and information supplied to the Company by such person or entity. Unless otherwise indicated, each person has sole voting power and sole investment power with respect to the shares shown. Under the rules of the Securities and Exchange Commission, a person who directly or indirectly has or shares voting power or investment power with respect to a security is considered a beneficial owner of the security. Voting power is the power to vote or to direct the voting of securities, and investment power is the power to dispose of or to direct the disposition of securities. Securities as to which voting power or investment power may be acquired within 60 days are also considered as beneficially owned under the rules of the Securities and Exchange Commission.


                                    OWNERSHIP OF COMMON STOCK


                                                                   Beneficial Ownership
                                                               -----------------------------
                                                               Number of
         Name of Stockholder                                    Shares               Percent
         -------------------                                   ---------             -------
         WorldCorp, Inc.                                       8,734,273  <F1>        27.5%
                13873 Park Center Road
                Suite 490
                Herndon, Virginia 22071

         Morgan Stanley, Dean Witter & Co.                     3,039,223  <F2>         9.6%
                1585 Broadway
                New York, New York  10036

         John H. Timmis
                28 Hawley Road
                North Salem, NY  10560                         2,007,000  <F3>         6.3%

         John C. Backus, Jr.                                     664,909  <F4>         2.1%

         William F. Gorog                                        653,741  <F5>         2.1%

         Alfred S. Dominick, Jr.                                 110,000                 *

         Albert N. Wergley                                        42,331  <F6>           *

         Patrick F. Graham                                        34,500  <F7>           *

         L. William Seidman                                       24,500  <F8>           *

         Mark L. Baird                                            18,583  <F9>           *

         Joseph P. Payne                                          12,197  <F10>          *

         John J. McDonnell, Jr.                                    5,500  <F11>          *

         Directors and Executive Officers
            as a Group (9 persons)                             1,566,261  <F12>        4.8%

---------------

<F1>  Includes  1,615,396  shares held by World  Airways,  Inc., an affiliate of
      WorldCorp, Inc. On February 12, 1999, WorldCorp, Inc. filed a Voluntary Petition and a proposed plan of reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.

<F2>  As reported in the Schedule  13G/A filed with the SEC with  information as of February 10, 1999, includes shares held in accounts managed by Morgan Stanley Dean Witter Investment Management Limited, a wholly owned subsidiary of Morgan Stanley, Dean Witter & Co.

<F3>  As reported  in the Schedule 13G/A filed with the  SEC with information as of February 16, 1999.

<F4>  Includes  500,000  shares of Common  Stock  issuable  upon the exercise of options and options to purchase 125,000 shares transferred by Mr. Backus to an irrevocable trust for the benefit of his children.

<F5>  Includes  50,000  shares of Common  Stock  issuable  upon the  exercise of options and 35,000 shares held by Mr. Gorog's wife. Does not include 10,000 shares held by a foundation trust for which Mr. Gorog is trustee. Mr. Gorog disclaims beneficial ownership of such shares held by his wife and by the trust.

<F6>  Includes  36,331 shares  of Common Stock  issuable  upon  the  exercise of options.

<F7>  Includes  34,000  shares of Common  Stock  issuable  upon the  exercise of options. Does not include 8,734,273 shares of Common Stock beneficially held by WorldCorp, of which Mr. Graham serves as chief executive officer. Mr. Graham disclaims beneficial ownership of such shares.

<F8>  Includes  11,500 shares  of Common  Stock  issuable upon the  exercise  of options.

<F9>  Includes  18,583 shares  of Common  Stock  issuable  upon the exercise  of options.

<F10> Includes  12,055  shares of  Common  Stock issuable  upon the  exercise of options.

<F11> Includes  5,500  shares  of Common  Stock issuable  upon the  exercise  of options.

<F12> Includes  792,969  shares of  Common Stock  issuable upon  the exercise of options.

  *   Less than 1%.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         Pursuant to an Agreement dated as of July 31, 1998, the Company sold to CDT Corporation certain of the Company's assets and inventories relating to the Company's discontinued telecommunications repair business. At the time of the Agreement, Mark L. Baird was an executive officer of the Company and was also the president and a director of CDT Corporation. The price paid by CDT Corporation for the assets and inventories was $85,000 in cash. Since the sale of the telecommunications repair business, the Company leased approximately 5,200 square feet of its Connecticut facility to CDT Corporation. The lease is terminable by either party on forty-five days notice. During 1998, the Company received $10,400 in deposits and lease payments relating to this lease.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       INTELIDATA TECHNOLOGIES CORPORATION

                       By  /s/ Alfred S. Dominick, Jr.
                           ---------------------------
                           Alfred S. Dominick, Jr.
                           President, Chief Executive Officer, Acting
                           Chief Financial Officer and Director
                           (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                       Title                                      Date
---------                       -----                                      ----
/s/ Alfred S. Dominick, Jr.     President, Chief Executive Officer,        April 30, 1999
---------------------------     Acting Chief Financial Officer and
Alfred S. Dominick, Jr.         Director (Principal Executive and
                                Financial Officer)


/s/ William F. Gorog            Chairman of the Board and Director         April 30, 1999
--------------------
William F. Gorog


/s/ Steven P. Mullins           Controller                                 April 30, 1999
---------------------           (Principal Accounting Officer)
Steven P. Mullins


/s/ John C. Backus, Jr.         Director                                   April 30, 1999
-----------------------
John C. Backus, Jr.


/s/ Patrick F. Graham           Director                                   April 30, 1999
---------------------
Patrick F. Graham


/s/ John J. McDonnell, Jr.      Director                                   April 30, 1999
--------------------------
John J. McDonnell, Jr.


/s/ L. William Seidman          Director                                   April 30, 1999
----------------------
L. William Seidman
