Form 10-Q
period 1999-03-31
INTELIDATA TECHNOLOGIES CORP
filed 1999-05-17
CIK 1021810

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549
                             ----------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                ------------------------------------------------


For the Quarter ended: March 31, 1999          Commission File Number  000-21685


                       INTELIDATA TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              54-1820617
(State of incorporation)                 (I.R.S. Employer Identification Number)

             11600 Sunrise Valley Drive, Suite 100, Reston, VA 20191
                    (Address of Principal Executive Offices)
                                 (703) 259-3000
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
   -------       -------

The number of shares of the registrant's Common Stock outstanding on March 31, 1999 was 31,771,505.

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

                  Condensed Consolidated Balance Sheets
                  March 31, 1999 and December 31, 1998 ........................3

                  Condensed Consolidated Statements of Operations
                  Three Months Ended March 31, 1999 and 1998 ..................4

                  Condensed Consolidated Statement of Changes in
                  Stockholders' (Deficit) Equity
                  Three Months Ended March 31, 1999............................5

                  Condensed Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1999 and 1998...................6

                  Notes to Condensed Consolidated Financial Statements ........7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ...................................9


PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................16


SIGNATURE.....................................................................17

PART I:   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                  (in thousands, except share data; unaudited)

                                                                                    1999            1998
                                                                                ------------    ------------
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                                  $      6,395    $      8,050
     Accounts receivable, net of allowances
      of $697 in 1999 and $592 in 1998                                                 2,083           2,113
     Prepaid expenses and other current assets                                            97             143
                                                                                ------------    ------------
         Total current assets                                                          8,575          10,306

  NONCURRENT ASSETS
     Property and equipment, net                                                         272             348
     Other assets                                                                        257             257
                                                                                ------------    ------------

TOTAL ASSETS                                                                    $      9,104    $     10,911
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
  CURRENT LIABILITIES
     Accounts payable                                                           $      1,628    $      1,344
     Accrued expenses and other liabilities                                              838             910
     Deferred revenues                                                                 2,923           3,056
     Net liabilities of discontinued operations                                        4,761           5,270
                                                                                ------------    ------------

TOTAL CURRENT LIABILITIES                                                             10,150          10,580

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
        no shares issued and outstanding                                                  --              --
     Common stock, $0.001 par value; authorized 60,000,000 shares;
        issued 32,453,005 shares in 1999 and 32,293,005 shares in 1998;
        outstanding 31,771,505 shares in 1999 and 31,611,505 shares in 1998               32              32
     Additional paid-in capital                                                      247,684         247,359
     Treasury stock, at cost                                                          (2,064)         (2,064)
     Deferred compensation                                                              (333)           (152)
     Accumulated deficit                                                            (246,365)       (244,844)
                                                                                ------------    ------------
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                                  (1,046)            331
                                                                                ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                            $      9,104    $     10,911
                                                                                ============    ============

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                (in thousands, except per share data; unaudited)

                                                                             1999              1998
                                                                         -------------    --------------
Revenues
      Software                                                           $         162    $           --
      Consulting and services                                                      189               148
      Leasing and other                                                          1,773             2,323
                                                                         -------------    --------------
                  Total revenues                                                 2,124             2,471
                                                                         -------------    --------------

Cost of revenues
      Software                                                                      16                --
      Consulting and services                                                       41                 9
      Leasing and other                                                            380               705
                                                                         -------------    --------------
                  Total cost of revenues                                           437               714
                                                                         -------------    --------------

                  Gross profit                                                   1,687             1,757

Operating expenses
      General and administrative                                                 1,638             1,435
      Selling and marketing                                                        708               642
      Research and development                                                     905               641
                                                                         -------------    --------------
                  Total operating expenses                                       3,251             2,718
                                                                         -------------    --------------
                  Operating loss                                                (1,564)             (961)
                                                                         -------------    --------------

Other income                                                                        43               136
                                                                         -------------    --------------

Loss before income taxes                                                        (1,521)             (825)
Income taxes                                                                        --                --
                                                                         -------------    --------------

Net loss from continuing operations                                             (1,521)             (825)

Discontinued operations:
      Loss from operation of telecommunications and
        interactive services (net of income taxes)                                  --            (3,237)
      Loss on disposal of telecommunications and
        interactive services (net of income taxes)                                  --              (760)
                                                                         -------------    --------------
            Total discontinued operations                                           --            (3,997)
                                                                         -------------    --------------
Net loss                                                                 $      (1,521)   $       (4,822)
                                                                         =============    ==============

Basic and diluted loss from continuing operations
  per common share                                                       $       (0.05)   $        (0.03)
                                                                         =============    ==============
Basic and diluted loss from discontinued operations
  per common share                                                       $        0.00    $        (0.12)
                                                                         =============    ==============
Basic and diluted loss per common share                                  $       (0.05)   $        (0.15)
                                                                         =============    ==============
Basic and diluted weighted average shares                                       31,693            31,171
                                                                         =============    ==============

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999
                            (in thousands; unaudited)




                                        Common Stock     Additional
                                      -----------------   paid-in    Treasury     Deferred    Accumulated  Comprehensive
                                       Shares   Amount    capital      Stock    Compensation    Deficit         Loss        Total
                                      -------- --------  ----------  ---------  ------------  -----------  -------------  ----------

Balance at December 31, 1998           31,612  $    32   $ 247,359   $ (2,064)  $      (152)   $(244,844)  $          -   $     331
  Issuance of common stock:
      Exercise of stock options           100        -          98          -             -            -              -          98
  Issuance of restricted stock             69        -         111          -          (111)           -              -           -
  Issuance of stock warrants                -        -         141          -          (141)           -              -           -
  Cancellation of restricted stock         (9)       -         (25)         -            25            -              -           -
  Compensation expense                      -        -           -          -            46            -              -          46
  Net loss                                  -        -           -          -             -       (1,521)        (1,521)     (1,521)
                                      -------- --------  ----------  ---------  ------------  -----------  -------------  ----------
Balance at March 31, 1999               31,772 $    32   $ 247,684   $ (2,064)  $      (333)  $ (246,365)  $     (1,521)  $  (1,046)
                                      ======== ========  ==========  =========  ============  ===========  =============  ==========









     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                            (in thousands; unaudited)

                                                                              1999              1998
                                                                          ------------      ------------
Cash flows from operating activities
Net loss                                                                  $     (1,521)     $     (4,822)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Loss from discontinued operations                                                --             3,237
   Loss on disposal of discontinued operations                                      --               760
   Depreciation and amortization                                                    76               188
   Provision for losses on accounts receivable                                     105                --
   Deferred compensation expense                                                   181                18
   Other noncash activities                                                         --                30
     Changes in certain assets and liabilities:
       Accounts receivable                                                         (30)            1,039
       Prepaid expenses and other current assets                                    46                78
       Accounts payable                                                            284               121
       Accrued expenses                                                            (72)           (1,568)
       Deferred revenues                                                          (133)              707
                                                                          ------------      ------------
                 Net cash used in operating activities                          (1,064)             (212)
                                                                          ------------      ------------

Cash used in operating activities of
  discontinued operations                                                         (689)             (382)

Cash flows from investing activities
       Proceeds from the sale of short-term investments                             --             4,296
       Purchases of property and equipment                                          --               (95)
                                                                          ------------      ------------
                 Net cash provided by investing activities                          --             4,201
                                                                          ------------      ------------

Cash flows from financing activities
       Proceeds from issuances of common stock, net of discount                     98                --
       Payment of short-term borrowings-discontinued operations                     --            (1,500)
                                                                          ------------      ------------
                 Net cash provided by (used in) financing activities                98            (1,500)
                                                                          ------------      ------------

                 (Decrease) increase in cash and cash equivalents               (1,655)            2,107

Cash and cash equivalents, beginning of period                                   8,050             2,055
                                                                          ------------      ------------

Cash and cash equivalents, end of period                                  $      6,395      $      4,162
                                                                          ============      ============

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


(1)      Basis of Presentation

                  The condensed consolidated balance sheet of InteliData Technologies Corporation ("InteliData" or "Company") as of March 31, 1999, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts have been reclassified to conform to the current year presentation.

                  The condensed consolidated financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual audited financial statements and notes. These financial statements should be read in conjunction with the annual audited financial statements of the Company and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Form 10-K for the fiscal year ended December 31, 1998.

(2)      Subsequent Events

                  On April 16, 1999, the Company announced that it had entered into a letter of intent with Home Financial Network, Inc. ("HFN"), a Delaware corporation. The letter of intent contemplates that InteliData and HFN shall each be merged with and into a newly-formed Delaware corporation ("Newco"). The merger is subject to execution of a definitive agreement, InteliData and HFN stockholder approval and other customary conditions. Under the letter of intent, InteliData's stockholders would receive approximately 63% of the stock of Newco and HFN's stockholders approximately 37%.

                  On April 5, 1999, the Company entered into an employment agreement with Alfred S. Dominick, Jr., President and Chief Executive Officer. As part of the agreement, a stock award was granted which will result in a charge of $244,000 to the second quarter income statement.

(3)      Segment Reporting

                  The company maintains operations in two primary operating segments: Internet Banking and Leasing. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations.

         Management operates and organizes itself according to business units which comprise unique products and services. Operating (loss) income in these two market segments represents total revenues less operating expenses, and excludes other income and expense and income taxes. Segment financial information is as follows (in thousands):


         -----------------------------------------------------------------------
                                       Internet Banking   Leasing   Consolidated
         -----------------------------------------------------------------------
         1999 First Quarter
             Revenues                     $    1,034      $ 1,090     $   2,124
             Operating (loss) income          (1,944)         380        (1,564)


         1998 First Quarter
             Revenues                     $      807      $ 1,664     $   2,471
             Operating (loss) income          (1,789)         964          (825)

         -----------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------


THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Revenues

         The Company's first quarter revenues were $2,124,000 in 1999 compared to $2,471,000 in 1998, a decrease of $347,000. The decrease is attributed primarily to the expected decrease in the billable Caller ID leases and was partially offset by recognized software revenues. During the first quarter of 1999, software revenues contributed $162,000, consulting and services contributed $189,000 and other revenues contributed $1,773,000. Other revenues consisted of $1,090,000 from leasing activities, and $683,000 from royalties relating to the Visa Bill-Pay System.

         During the first quarter of 1998, there were no software revenues, consulting and services contributed $148,000 and other revenues contributed $2,323,000. Other revenues consisted of $1,698,000 from leasing activities, and $625,000 from royalties relating to the Visa Bill-Pay System.

Cost of Revenues

         The Company's first quarter cost of revenues was $437,000 in 1999 compared to $714,000 in 1998, a decrease of $277,000. The decrease is attributed primarily to the change in product mix and decreased costs on the Caller ID leasing activities, which earned 65% gross profit margins in 1999 compared to 58% gross profit margins in 1998. During the first quarter of 1999, software cost of revenues contributed $16,000, consulting and services contributed $41,000 and other cost of revenues contributed $380,000.
Other cost of revenues consisted of expenses associated with leasing activities.

         During the first quarter of 1998, there were no software cost of revenues, consulting and services contributed $9,000 and other cost of revenues contributed $705,000. Other cost of revenues consisted of expenses associated with leasing activities.

         Overall gross profit margins increased to 79% for the first quarter of 1999 from 71% for the first quarter of 1998. The increase in gross profit margins was attributed primarily to the lack of depreciation expense for the leasing activities in the first quarter of 1999. The lease base became fully depreciated during the first quarter of 1998. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, competitive pricing pressure, the introduction of new products and changes in the volume and terms of leasing activity.

General and Administrative

         General and administrative expenses were $1,638,000 for the first quarter of 1999 as compared to $1,435,000 in the first quarter of 1998. The increase of $203,000 was primarily the result of relocation expenses for the Company's headquarters. Throughout the year, the Company expects to control general and administrative expenses and plans to continually assess its operations in managing the continued development of infrastructure to handle the anticipated business levels.

Selling and Marketing

         Selling and marketing expenses increased to $708,000 for the first quarter of 1999 from $642,000 for the same period last year. The increase is attributed primarily to increases in the number of Selling and Marketing employees, travel and professional services, advertising and trade shows. The Company's primary emphasis in the first quarter of 1999 was on marketing efforts in promoting the Company's brand name products.

Research and Development

         Research and development costs were $905,000 in the first quarter of 1999 as compared to $641,000 for the same period in 1998. The increase of $264,000 was largely attributable to increases in employee expenses, as well as outside consulting services, expansion of the Company's development facility in Ohio and noncapitalized equipment purchases. The Company primarily invests research and development expenses in writing and developing the Interpose Transaction Engine for the Open Financial Exchange ("OFX") standard.

Other Income

         Other income, primarily interest income, was $43,000 for the first quarter of 1999 compared to $136,000 for the same period in the prior year. The decrease of $93,000 was due to decreased cash and cash equivalents and short-term investment balances for the first quarter of 1999 compared to the first quarter of 1998, primarily related to use of investments to fund operations during 1998. The Company did not incur interest expense in the first quarters of 1999 and 1998.

Discontinued Operations

         Discontinued operations for the Company consist of business activities of the telecommunications and interactive services divisions. During 1998, the Company recorded liabilities to account for the operations and activities of discontinued operations. For the first quarter of 1998, the loss from operations of discontinued operations (net of income taxes) was $3,237,000; the loss on disposal of discontinued operations was $760,000. Discontinued operations reported revenues of $662,000 and $14,855,000 during the first quarter of 1999 and 1998, respectively.

Weighted Average Outstanding Shares and Basic and Diluted Loss Per Common Share

         The basic and fully diluted weighted average shares increased to 31,693,000 for the first quarter of 1999 compared to 31,171,000 for the first quarter of 1998. The increase resulted primarily from the exercise of stock options and the granting of certain stock awards during 1998 and the first quarter of 1999. As a result of the foregoing, basic and diluted loss from continuing operations per common share was $(0.05) and $(0.03) for the first quarter of 1999 and 1998, respectively. Basic and diluted loss from discontinued operations per common share was $0.00 and $(0.12) for the first quarter of 1999 and 1998, respectively. Basic and diluted loss per common share was $(0.05) and $(0.15) for the first quarter of 1999 and 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 1999, the Company's cash, equivalents and short-term investments decreased by $1,655,000 resulting from the financing of current operations and working capital as well as cash expenses associated with discontinued operations. At March 31, 1999, the Company had $6,395,000 in cash and cash equivalents. Cash equivalents are investments that are highly secure and are considered to be available-for-sale. At March 31, 1999, the Company had negative working capital of $1,575,000 with no long-term debt. The Company's total liabilities exceeded total assets by $1,046,000.

         During the first quarter of 1999, cash used in operating activities was $1,064,000 compared to $212,000 in the same period in 1998. Cash flows from operations during the first quarter of 1999 include uses of cash for certain fixed costs in operating expenses, and payment of certain liabilities, offset in part by net cash generated from the Company's net activities of prepaid expenses and accounts payable.

         Discontinued operations used $689,000 in the first quarter of 1999 compared to using $382,000 in the first quarter of 1998. Cash used in the first quarter of 1999 was primarily attributed to crediting retail customers for returned product and payroll associated with certain employees, offset by sales of inventories.

         The Company did not have any investing activities during the first quarter of 1999 compared to providing $4,201,000 during the same period in 1998. During the first quarter of 1998, cash provided by investing activities was primarily contributed by the sale of short-term investments offset in part by the purchase of certain property and equipment, primarily to support an upgrade for the Company's internal networks.

         Financing activities provided $98,000 in the first quarter of 1999 compared to using $1,500,000 in the same period in 1998. Financing activities in the first quarter of 1999 consisted of proceeds from the sale of the Company's common stock through stock option exercises. Financing activities in the first quarter of 1998 consisted of the repayment of short-term borrowings from December 31, 1997.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability. To that extent, management has retained an investment banking firm to assist in investigating additional financing sources and has signed a letter of intent to merge with Home Financial Network, Inc., which has substantially more cash than the Company.

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

         The Company received notification from the Nasdaq Stock Market that it intended to delist the Company's common stock from the Nasdaq Stock Market, effective May 4, 1999, due to the Company's failure to meet Nasdaq's net tangible asset requirement of $4 million. InteliData has appealed Nasdaq's decision in accordance with Nasdaq procedures, initially by requesting a hearing. Such a hearing would likely be scheduled during the second or third calendar quarter of 1999. InteliData has taken steps to remedy its net tangible asset deficiency and intends to adopt further measures in an effort to maintain its Nasdaq listing. InteliData believes that its proposed merger with HFN will permit the Company to comply with Nasdaq's listing requirements. Until a decision is made by Nasdaq's Listings Hearings Department, the Company's common stock will remain listed on Nasdaq. If InteliData is not successful in its appeal, its common stock will continue to trade on the over the counter market or on another appropriate trading exchange or market. The decision by Nasdaq will have no effect on the Company's day-to-day business operations.

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

         Corporate business systems proceeding on schedule or complete as of March 31, 1999 include hardware and systems software, networks and telecommunications. All corporate systems activities are expected to be complete by mid-1999.

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


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the successful completion of the anticipated merger with Home

Financial Network, Inc., successful implementation of business strategy, liquidity and capital resources, developing internet banking marketplace, fluctuations in operating results, reliance on Caller ID leasing revenues, InteliData common stock owned by WorldCorp and World Airways, technological considerations, competition, dependence on key employees, volatility of stock price, the Company's ability to continue its listing on the Nasdaq National Market, limited proprietary protection, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 1998. These risks could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act.

PART II:  OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------


(a)       Exhibits (* denotes filed herewith)
          --------

          * 10.14 Employment Agreement dated April 5, 1999 between InteliData Technologies Corporation and Alfred S. Dominick, Jr.

(b)       Reports on Form 8-K
          -------------------

          The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 19, 1999.

                                    SIGNATURE


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