Form 10-Q
period 1999-06-30
INTELIDATA TECHNOLOGIES CORP
filed 1999-08-13
CIK 1021810

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



For the Quarter ended:  June 30, 1999          Commission File Number  000-21685



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

The number of shares of the registrant's Common Stock outstanding on June 30, 1999 was 32,968,404


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

                  Condensed Consolidated Balance Sheets
                  June 30, 1999 and December 31, 1998 .........................3

                  Condensed Consolidated Statements of Operations
                  Three Months and Six Months Ended June 30, 1999 and 1998 ....4

                  Condensed Consolidated Statement of Changes in
                  Stockholders' Equity
                  Six Months Ended June 30, 1999...............................5

                  Condensed Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1999 and 1998......................6

                  Notes to Condensed Consolidated Financial Statements ........7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ...................................9


PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................18


SIGNATURES        ............................................................19

PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1:  FINANCIAL STATEMENTS
-----------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                        (in thousands, except share data)

                                                                                        1999            1998
                                                                                    ------------    ------------
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                                      $      7,066    $      8,050
     Accounts receivable, net of allowances of $888
         in 1999 and $592 in 1998                                                          1,489           2,113
     Prepaid expenses and other current assets                                                48             143
                                                                                    ------------    ------------
         Total current assets                                                              8,603          10,306

  NONCURRENT ASSETS
     Property and equipment, net                                                             194             348
     Other assets                                                                            175             257
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $      8,972    $     10,911
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                                                               $      1,794    $      1,344
     Accrued expenses and other liabilities                                                  805             910
     Deferred revenues                                                                     1,585           3,056
     Net liabilities of discontinued operations                                            3,484           5,270
                                                                                    ------------    ------------
         Total current liabilities                                                         7,668          10,580

  NONCURRENT LIABILITIES
     Deferred revenues                                                                         -               -
                                                                                    ------------    ------------
TOTAL LIABILITIES                                                                          7,668          10,580

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
         no shares issued and outstanding                                                      -               -
     Common stock, $0.001 par value; authorized 60,000,000 shares;
         issued 33,649,904 shares in 1999 and 32,293,005, shares in 1998;
         outstanding 32,968,404 shares in 1999 and 31,611,505 in 1998                         33              32
     Additional paid-in capital                                                          249,703         247,359
     Treasury stock, at cost                                                              (2,064)         (2,064)
     Deferred compensation                                                                  (217)           (152)
     Accumulated deficit                                                                (246,151)       (244,844)
                                                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                 1,304             331
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $      8,972    $     10,911
                                                                                    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                (in thousands, except per share data; unaudited)

                                                               Three months ended                  Six months ended
                                                                    June 30,                           June 30,
                                                          ----------------------------       ----------------------------
                                                             1999             1998              1999             1998
                                                          -----------      -----------       -----------      -----------
REVENUES
     Software                                             $     368        $       -         $     530        $       -
     Consulting and services                                    777               63               966              211
     Leasing and other                                        1,658            2,088             3,431            4,411
                                                          -----------      -----------       -----------      -----------
         Total revenues                                       2,803            2,151             4,927            4,622
                                                          -----------      -----------       -----------      -----------

COST OF REVENUES
     Software                                                    37                -                53                -
     Consulting and services                                    260               25               301               34
     Leasing and other                                          318              524               698            1,229
                                                          -----------      ----------        -----------      ----------
         Total cost of revenues                                 615              549             1,052            1,263
                                                          -----------      -----------       -----------      -----------

GROSS PROFIT                                                  2,188            1,602             3,875            3,359

OPERATING EXPENSES
     General and administrative                               2,155            1,840             3,796            3,275
     Selling and marketing                                      504              645             1,212            1,287
     Research and development                                   698              716             1,603            1,357
                                                          -----------      -----------       -----------      -----------
         Total operating expenses                             3,357            3,201             6,611            5,919
                                                          -----------      -----------       -----------      -----------

OPERATING LOSS                                               (1,169)          (1,599)           (2,736)          (2,560)
                                                          -----------      -----------       -----------      -----------

OTHER INCOME                                                     77              550               120              686
                                                          -----------      -----------       -----------      -----------
LOSS BEFORE INCOME TAXES                                     (1,092)          (1,049)           (2,616)          (1,874)
INCOME TAXES                                                     --               --                --               --
                                                          -----------      -----------       -----------      -----------
LOSS FROM CONTINUING OPERATIONS                              (1,092)          (1,049)           (2,616)          (1,874)

DISCONTINUED OPERATIONS
  Gain (loss) from operation of telecommunications and
    interactive service divisions (net of income taxes)       1,309          (13,487)            1,309          (16,724)
  Gain (loss) on disposal of telecommunications and
    interactive service divisions                                 -           (8,233)                -           (8,993)
                                                          -----------      -----------       -----------      -----------
         Income (loss) from discontinued operations           1,309          (21,720)            1,309          (25,717)
                                                          -----------      -----------       -----------      -----------
NET INCOME (LOSS)                                         $     217        $ (22,769)        $  (1,307)       $ (27,591)
                                                          ===========      ===========       ===========      ===========

Basic and diluted income (loss) from continuing
  operations per common share                             $   (0.03)       $   (0.03)        $   (0.08)       $   (0.06)
                                                          ===========      ===========       ===========      ===========
Basic and diluted income (loss) from discontinued
  operations per common share                             $    0.04        $   (0.70)        $    0.04        $   (0.82)
                                                          ===========      ===========       ===========      ===========
Basic and diluted income (loss) per common share          $    0.01        $   (0.73)        $   (0.04)       $   (0.88)
                                                          ===========      ===========       ===========      ===========
Basic and diluted weighted average outstanding shares        32,627           31,374            32,160           31,273
                                                          ===========      ===========       ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                            (in thousands; unaudited)



                                      Common stock     Additional
                                    ----------------   Paid-in       Treasury     Deferred     Accumulated   Comprehensive
                                    Shares    Amount   Capital        Stock     Compensation     Deficit         Loss        Total
                                    ------------------------------------------------------------------------------------------------
Balance at December 31, 1998        31,612    $   32   $  247,359   $  (2,064)   $    (152)    $ (244,844)      $      -    $   331
  Issuance of common stock:              -         -            -           -            -              -              -          -
     Exercise of stock options       1,108         1        1,866           -            -              -              -      1,867
  Issuance of restricted stock         269         -          347           -         (103)             -              -        244
  Issuance of stock warrants             -         -          141           -         (141)             -              -          -
  Cancellation of restricted stock     (22)        -          (10)          -           10              -              -          -
  Compensation expense                   -         -            -           -          169              -              -        169
  Net loss                               -         -            -           -            -         (1,307)        (1,307)    (1,307)
                                    ------------------------------------------------------------------------------------------------
Balance at June 30, 1999            32,967    $   33   $  249,703   $  (2,064)   $    (217)    $ (246,151)      $ (1,307)   $ 1,304
                                    ================================================================================================



     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                            (in thousands; unaudited)

                                                                             1999                   1998
                                                                          -----------            -----------
Cash flows from operating activities of continuing operations
Loss from continuing operations                                           $    (2,616)           $    (1,874)
Adjustments to reconcile loss from continuing operations
to net cash used in operating activities for continuing operations:
   Depreciation and amortization                                                  154                    413
   Provision for losses on accounts receivable                                    296                      -
   Deferred compensation and other noncash items                                  169                   (105)
   Changes in certain assets and liabilities:
       Accounts receivable                                                        328                    235
       Inventories                                                                  -                    (22)
       Prepaid expenses and other current assets                                   95                     14
       Other assets                                                                82                    141
       Accounts payable                                                           450                   (289)
       Accrued expenses and other liabilities                                    (105)                  (226)
       Deferred revenues                                                       (1,471)                (1,330)
                                                                          -----------            -----------
            Net cash used in operating activities
            for continuing operations                                          (2,618)                (3,043)
                                                                          -----------            -----------

   Net gain from discontinued operations                                        1,309                      -
   Change in net liability in discontinued operations                          (1,786)                     -
                                                                          -----------            -----------
            Net cash provided by (used in) operating activities
            for discontinued operations                                          (477)                 1,301
                                                                          -----------            -----------

Net cash provided by (used in) operating activities                            (3,095)                (1,742)

Cash flows from investing activities
   Proceeds from the sale of short-term investments                                -                   9,304
   Purchases of property and equipment-continuing operations                       -                      (7)
                                                                          -----------            -----------
               Net cash provided by investing activities                           -                   9,297
                                                                          -----------            -----------

Cash flows used in financing activities
   Payment of short-term borrowings-discontinued operations                        -                  (1,500)
   Proceeds from the issuance of common stock                                   2,111                    294
                                                                          -----------            -----------
              Net cash provided by (used in) financing activities               2,111                 (1,206)
                                                                          -----------            -----------

             Increase (decrease) in cash and cash equivalents                    (984)                 6,349

Cash and cash equivalents at beginning of period                                8,050                  2,055
                                                                          -----------            -----------

Cash and cash equivalents at end of period                                $     7,066            $     8,404
                                                                          ===========            ===========

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


(1)      Basis of Presentation

                  The condensed consolidated balance sheet of InteliData Technologies Corporation ("InteliData" or "Company") as of June 30, 1999, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1999 and 1998 and condensed consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts for previous periods have been reclassified to conform to the current period presentation.

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


(2)      Segment Reporting

                  The company's continuing operations are reported in two operating segments: Internet Banking and Leasing. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in managing its operations. Management organizes and operates the business according to units which provide unique products and services. Operating (loss) income in these two segments represents total revenues less operating expenses, and excludes other income and expense and income taxes. Segment financial information is as follows (in thousands):

      ------------------------------------------------------------------------
                                     Internet Banking   Leasing   Consolidated
      ------------------------------------------------------------------------
      1999 Second Quarter
          Revenues                   $         1,811    $   992   $     2,803
          Operating (loss) income             (1,843)       674        (1,169)


      1998 Second Quarter
          Revenues                   $           766    $ 1,385   $     2,151
          Operating (loss) income             (2,460)       861        (1,599)

      ------------------------------------------------------------------------


      ------------------------------------------------------------------------
                                     Internet Banking   Leasing   Consolidated
      ------------------------------------------------------------------------
      1999 Six Months
          Revenues                   $         2,845    $ 2,082   $     4,927
          Operating (loss) income             (3,787)     1,054        (2,733)


      1998 Six Months
          Revenues                   $         1,539    $ 3,083   $     4,622
          Operating (loss) income             (4,414)     1,854        (2,560)

      ------------------------------------------------------------------------


(3)      Subsequent Events

                  On July 22, 1999, the Company closed a private placement of 600 shares of 4% Convertible Preferred Stock, $.001 par value per share, for an aggregate purchase price of approximately $6.0 million. The financing was offered and sold solely to accredited investors. The Company intends to use the proceeds of the financing for general working capital purposes.

                  On July 27, 1999, the Company received notification regarding possible changes to the billing process for the US West Caller ID Lease Base. The pending changes could have a substantial effect on the rate of decline of the lease base, the cost of billing, and the Company's ability to pursue collections. Any and all of these changes could negatively effect the Company's revenue, cost of sales and gross margin in future periods.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------


Results of Operations
---------------------

         The following represents the results of operations for InteliData Technologies Corporation for the three and six months ended June 30, 1999 and 1998. Such information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues

         The Company's second quarter revenues were $2,803,000 in 1999 compared to $2,151,000 in 1998, an increase of 30% or $652,000. The increase is attributed primarily to the increase in software sales and professional services, offset by the expected decrease in the billable Caller ID leases. During the second quarter, software revenues contributed $368,000, consulting and services revenues contributed $777,000, and other revenues contributed $1,658,000. Software and consulting revenue were the result of progress on bank installations at Mid-Atlantic Federal Credit Union, Summit Bank, BB&T, Compass Bank and US Trust. At the end of the period the BB&T and Summit installations had been completed.

         During the same period in 1998, there were no software revenues, consulting and services contributed $63,000 and other revenues contributed $2,088,000. During the second quarter of 1999, revenues from leasing and other operations consisted of $992,000 from customers within its lease base and $666,000 from royalties relating to the Visa Bill-Pay system. During the same period in 1998, the Company recognized $1,385,000 from customers within its lease base, $625,000 from monthly service fees for bill pay operations, and $78,000 in revenues from maintenance contracts related to the sale of software.

Cost of Revenues

         The Company's second quarter cost of revenues were $615,000 in 1999 compared to $549,000 in 1998, an increase of 12% or $66,000. The increase is attributed primarily to the increase in revenue over the same period in 1998, offset by the expected decreasing revenue from Caller ID leasing activities. During the second quarter of 1999, software cost of revenues contributed $37,000, consulting and services contributed $260,000 and other cost of revenues contributed $318,000. Other cost of revenues consisted of expenses associated with leasing activities.

         During the second quarter of 1998, there were no software cost of revenues, consulting and services contributed $25,000 and other cost of revenues contributed $524,000. Other cost of revenues consisted of expenses associated with leasing activities.

         Overall gross profit margins increased to 78% for the second quarter of 1999 from 75% for the second quarter of 1998. The increase in gross profit margins was attributed primarily to the lack of depreciation expense for the leasing activities in the second quarter of 1999. The lease base became fully depreciated in 1998. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with a service bureau business model, competitive pricing pressure, the introduction of new products and changes in the volume, terms, and billing costs of leasing activity.

General and Administrative

         General and administrative expenses were $2,155,000 for the second quarter of 1999 as compared to $1,840,000 in the second quarter of 1998. The increase of $315,000 was primarily the result of a non-cash charge of $244,000 associated with certain stock grants and additional expense incurred as the result of investment banking services, legal and due diligence costs associated with the negotiations surrounding the proposed merger with Home Financial
Network, Inc., which negotiations were halted in favor of establishment of a joint marketing arrangement.

Selling and Marketing

         Selling and marketing expenses decreased to $504,000 for the second quarter of 1999 from $645,000 for the same period last year. The reduction is attributed primarily to decreases in the number of marketing employees, the level of newspaper and other print advertising, and the reduction of other outside consulting expenses.

Research and Development

         Research and development costs were $698,000 in the second quarter of 1999, as compared to $716,000 in the same period in 1998. The decrease is largely attributable to the increase in certain employees billable hours on customer projects which are reflected within cost of revenue. The Company primarily invests research and development expenses in writing and developing the Interpose Transaction Engine for the Open Financial Exchange ("OFX") standard, and has begun the initial development work associated with the company's service bureau business.

Other Income

         Other income, primarily investment income, was $77,000 for the second quarter of 1999 compared to $550,000 for the same period in the prior year. The decrease of $473,000 was attributed to the previous year's recognition of realized gains in the Company's investment portfolio.

Discontinued Operations

         Discontinued operations for the Company consists of business activities of the telecommunications and interactive services divisions. During 1998, the Company recorded liabilities to account for the operations and activities of discontinued operations. During the second quarter of 1999, the Company realized a gain of $1,309,000 from the operations of the discontinued business, primarily attributable to favorable settlements with former telecommunication customers and retailers and the success of aggressive collection efforts related to accounts receivable from customers of the discontinued business. For the second quarter of 1998, the loss from operations of discontinued operations (net of income taxes) was $13,487,000 and the loss from disposal of the discontinued operations was $8,233,000.

Weighted Average Outstanding Shares and Basic and Diluted Loss Per Common Share

         The basic and diluted weighted average shares increased to 32,627,000 for the second quarter of 1999 compared to 31,693,000 for the second quarter of 1998. The increase resulted primarily from the exercise of stock options and the granting of certain stock awards during the second quarter of 1999.

         As a result of the foregoing, basic and diluted loss per common share from continuing operations was $(0.03) for the second quarter of 1999 compared to a loss of $(0.03) for the second quarter of 1998. Basic and diluted income from discontinued operations per common share was $0.04 during the second quarter of 1999, as compared to a loss of $(0.70) for the same period in 1998. Basic and diluted income per common share was $0.01 for the second quarter of 1999 compared to a loss of $(0.73) for the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues

         The Company's revenues for the first six months of 1999 were $4,927,000 compared to $4,622,000 in 1998, an increase of 7% or $305,000. The Company recognized $530,000 in software revenue during the first six months of 1999. During the same period in 1998, the Company did not sell any software. Consulting and services revenues aggregated $966,000 in the first six months of 1999 while during the same period in 1998, the Company recognized $211,000 in consulting and services. Leasing and other revenues were $3,431,000 in the first six months of 1999 compared to $4,411,000 in the first six months of 1998. During the first six months of 1999, revenues from leasing and other operations consisted of $2,082,000 from customers within its lease base, and $1,349,000 from royalty revenues related to the VISA Bill-Pay system. During the same period in 1998, the Company recognized $3,083,000 from customers within its lease base, $78,000 in revenues from maintenance contracts related to the sale of software, and $1,250,000 from royalties related to the VISA Bill-Pay system. The number of active records in the Company's installed lease base historically decreases at a rate of 27% per year. The Company expects this trend to continue.

Cost of Revenues

         The Company's cost of revenues for the first six months of 1999 were $1,052,000 compared to $1,263,000 in 1998, a decrease of 20% or $211,000. The
Company did not sell any software during the first six months of 1998 while in the same period in 1999, the Company incurred $53,000 in costs associated with software sales. Consulting and services cost of revenues aggregated $301,000 in the first six months of 1999, while during the same period in 1998, the Company aggregated $34,000 in cost of revenues for consulting and services. Cost of revenues associated with leasing aggregated $698,000 in the first six months of 1999 compared to $1,229,000 in the same period of 1998. The decrease in cost of revenues for the Company's lease base from the first half of 1998 to the first half of 1999 was attributed primarily to the lease base becoming fully depreciated in 1998 and an expected decrease in the number of active lease customers.

         Overall gross profit margins increased to 79% for the first six months of 1999 from 73% for the same period in 1998. The large increase in gross profit margins was attributed primarily to a shift in the source of revenues for the Company and the effects of the Company's lease base becoming fully depreciated of the Company's lease base. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix, competitive pricing pressure, the introduction of new products and changes in the volume, terms, and billing costs of leasing activity.

General and Administrative

         General and administrative expenses were $3,796,000 for the first six months of 1999 as compared to $3,275,000 in the first six months of 1998. The increase of $518,000 was attributed to expanding the Company's development facilities in Toledo, Ohio, expenses associated with the move of the Company's headquarters to Reston, Virginia, non-cash charges associated with certain stock grants, and expenses associated with the due diligence performed in connection with the potential merger and joint marketing arrangement with Home Financial Network, Inc.. Throughout the year, the Company expects to control general and administrative expenses and plans to continually assess its operations in managing the continued development of infrastructure to handle anticipated business levels. The Company expects to increase the level of contract activity thereby reducing the percentage of employee time allocated to corporate general and administrative activities.

Selling and Marketing

         Selling and marketing expenses decreased to $1,212,000 for the first six months of 1999 from $1,287,000 for the same period last year. The decrease is primarily attributable to the lower headcount in the marketing areas, and lower expenses associated with advertising and trade shows.

Research and Development

         Research and development costs were $1,603,000 in the first six months of 1999 compared to $1,357,000 for the same period in 1998. The increase of $246,000 was largely attributable to increases in employee expenses during the first three months of the year, as well as outside consulting services, expansion of the company's development facility in Ohio and noncapitalized equipment purchases. The Company primarily invests research and development expenses in writing and developing the Interpose Transaction Engine for the Open Financial Exchange ("OFX") standard, and has begun the initial development work associated with the company's service bureau business.

Other Income

         Other income, primarily investment income, was $120,000 for the first six months of 1999 compared to $686,000 for the same period in the prior year. The decrease of $566,000 was attributed to decreased cash, cash equivalents and short-term investment balances in the first half of 1999 compared to the first half of 1998 and a realization of a large gain in the company's investment portfolio during 1998. The decrease in cash, cash equivalents and short-term investment balances were related to the funding of the Company's working capital and operating losses, partially offset by the effects of favorable customer settlements and improved collections in discontinued operations..

Discontinued Operations

         Discontinued operations for the Company consists of business activities of the telecommunications and interactive services divisions. During 1998, the Company recorded liabilities to account for the operations and activities of discontinued operations. During the first six months of 1999, the Company realized a gain of $1,309,000 from the operations of the discontinued business, primarily from favorable settlements with former telecommunication customers and retailers, and the success of aggressive collection efforts related to accounts receivable from customers of the discontinued business. For the first six months of 1998, the loss from discontinued operations (net of income taxes) was $16,724,000 and the loss from disposal of the discontinued operations was $8,993,000.

Weighted Average Outstanding Shares and Basic and Diluted Loss Per Common Share

         The basic and diluted weighted average shares increased to 32,160,000 for the first half of 1999 compared to 31,273,000 for the first half of 1998. The increase in shares is primarily attributable to the exercise of stock options and stock grants to key employees. As a result of the foregoing, basic and diluted loss per common share from continuing operations was $(0.08) for the first half of 1999 compared to $(0.06) for the first half of 1998; basic and diluted income per common share from discontinued operations was $0.04 for the first half of 1999 compared to a loss of $(0.82) for the first half of 1998; basic and diluted loss per common share was $(0.04) for the first half of 1999 compared to $(0.88) for the first half of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 1999, the Company's cash, cash equivalents and short-term investments decreased by $984,000. At June 30, 1999, the Company had $7,066,000 in cash and cash equivalents. At June 30, 1999, the Company had working capital of $935,000 with no long-term debt. The Company's total assets exceeded total liabilities by $1,304,000.

         During the first six months of 1999, cash used in activities from continuing operations was $2,618,000 compared to $3,043,000 in the same period in 1998. Cash used in operating activities of continuing operations during the first six months of 1999 reflects operating losses arising from certain fixed costs and the declining level of advanced payments by customers (deferred revenues), offset in part by net cash generated from increases in accounts payable and reductions in prepaid expenses.

         Cash used in activities of continuing operations during the first half of 1998 were primarily related to funding payments of trade payables and accrued expenses, and the declining level of advanced payments by customers, offset in part by decreases in prepaid expenses and other assets. Cash used from discontinued operations during the first six months of 1999 was $477,000 resulting primarily from payments related to severance agreements and settlements with customers, partially offset by cash collections from telecommunications customers.

         The Company had no investing activities during the first six months of 1999. Cash provided by investing activities in 1998 was primarily the result of the sale of short-term investments.

         Financing activities provided $2,111,000 in the first half of 1999 compared to the use of $1,206,000 during the first half of 1998. Financing activities in the first six months of 1999 consisted primarily of proceeds from the sale of the Company's common stock through stock option exercises. Financing activities in the first half of 1998 consisted of the repayment of short-term borrowings, partially offset by proceeds from the sale of the Company's common stock through stock option exercises.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability. To that extent, on July 22, 1999, the Company closed a private placement of 600 shares of 4% Convertible Preferred stock, $.001 par value per share for an aggregate purchase price of approximately $6.0 million.

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

         The Company received notification from the Nasdaq Stock Market that it intended to delist the Company's common stock from the Nasdaq Stock Market, effective May 4, 1999, due to the Company's failure to meet Nasdaq's net tangible asset requirement of $4 million. InteliData has appealed Nasdaq's decision in accordance with Nasdaq procedures, initially by requesting a hearing. Such a hearing was held on July 1, 1999 and to date, no action has been taken to delist the Company. InteliData has taken steps to remedy its net tangible asset deficiency and on July 22, 1999, secured a private placement of approximately $6.0 million of Convertible Preferred Stock in an effort to maintain its Nasdaq listing. InteliData believes that its current financing will permit the Company to comply with Nasdaq's listing requirements. Until a decision is made by Nasdaq's Listings Hearings Department, the Company's common stock will remain listed on Nasdaq. If InteliData is not successful in its appeal, its common stock will continue to trade on the over the counter market or on another appropriate trading exchange or market. The decision by Nasdaq will have no effect on the Company's day-to-day business operations.

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

         The Company has a Project team, with certain sub teams. The Project includes four major areas corporate business systems, local software systems, third party suppliers of goods and services, and Interpose software systems. The general phases of the Project are: (1) inventorying date-aware items; (2)
determining criticality and assigning priorities to identified items; (3) assessing the Year 2000 compliance of items determined to be material to the Company; (4) repairing, replacing or identifying workarounds for material items that are determined not to be

Year 2000 Compliant; (5) testing material items; (6) identifying critical third parties; and (7) designing contingency plans.

         At  September  30,  1998,  the  inventory,   priority   assessment  and
compliance assessment phases of each area of the Project were essentially complete. Material items are those believed by the Company to have a risk involving the welfare of our customers or substantially affect revenues.

         Corporate business systems proceeding on schedule or complete as of March 31, 1999 include hardware and systems software, networks and telecommunications. All corporate systems activities are expected to be complete by September, 1999.

         Local software systems include process control and instrumentation systems and building systems. Operational improvement projects already underway address some of the Year 2000 concerns. Some manufacturer replacements or upgrades are behind schedule; however, the Company estimates necessary replacements or upgrades will be completed by September, 1999.

         The third party suppliers phase includes the process of identifying and prioritizing critical suppliers of goods and services, and communicating with them about their plans and progress in addressing the Year 2000 concerns. The Company completed the identification phase and evaluated the most critical third parties. These evaluations were followed by the development of contingency plans as necessary, including plans to use alternative third party vendors, if necessary. This Project phase was completed by mid-1999, with monitoring planned through the remainder of 1999.

         The Company has contingency plans for some mission-critical applications and is working on plans for others. For example, contingency plans for the payroll system have been in place since the second quarter of 1998, while detailed plans for other business processes will be completed by year-end. A steering committee is closely monitoring the progress of business process contingency plans involving, among other actions, manual workarounds and additional staffing.

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


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, successful implementation of business strategy, liquidity and capital resources, developing internet banking marketplace, fluctuations in operating results, reliance on Caller ID leasing revenues and billing operations, InteliData common stock owned by WorldCorp and World Airways, technological considerations, competition, dependence on key employees, volatility of stock price, the Company's ability to continue its listing on the Nasdaq National Market, limited proprietary protection, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 1998. These risks could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act.

PART II: OTHER INFORMATION
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a)      Exhibits (* denotes filed herewith)
         --------

         * 10.15 General Release and Severance Agreement dated June 23, 1999 between InteliData Technologies Corporation and John C. Backus, Jr.


(b)      Reports on Form 8-K
         -------------------

         The Company filed Current Reports on Form 8-K with the Securities and Exchange Commission on June 3, 1999 and July 26, 1999 (as amended on July 28, 1999).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 INTELIDATA TECHNOLOGIES CORPORATION



                                 By:   /s/ Alfred S. Dominick, Jr.
                                       ---------------------------
                                       Alfred S. Dominick, Jr.
                                       President and Chief Executive Officer and
                                       Acting Chief Financial Officer