Form 10-Q
period 1999-09-30
INTELIDATA TECHNOLOGIES CORP
filed 1999-11-12
CIK 1021810

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549
                            ------------------------



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       ------------------------------------------------------------------


For the Quarter ended: September 30, 1999       Commission File Number 000-21685



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
Yes X     No
   ------   ------

The number of shares of the registrant's Common Stock outstanding on September 30, 1999 was 33,329,579

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

                  Condensed Consolidated Balance Sheets
                  September 30, 1999 and December 31, 1998 ....................3

                  Condensed Consolidated Statements of Operations
                  Three Months and Nine Months Ended September 30,
                  1999 and 1998 ...............................................4

                  Condensed Consolidated Statement of Changes in
                  Stockholders' Equity
                  Nine Months Ended September 30, 1999.........................5

                  Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998................6

                  Notes to Condensed Consolidated Financial Statements ........7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ..................................10


PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................20

SIGNATURES        ............................................................21

PART I:  FINANCIAL INFORMATION
------------------------------
ITEM 1:  FINANCIAL STATEMENTS
-----------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                        (in thousands, except share data)

                                                                                        1999            1998
                                                                                    ------------    ------------
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                                      $     10,399    $      8,050
     Accounts receivable, net of allowances of $585
         in 1999 and $592 in 1998                                                          3,222           2,113
     Prepaid expenses and other current assets                                                 5             143
                                                                                    ------------    ------------
         Total current assets                                                             13,626          10,306

  NONCURRENT ASSETS
     Property and equipment, net                                                             214             348
     Other assets                                                                            175             257
                                                                                    ------------    ------------
TOTAL ASSETS                                                                        $     14,015    $     10,911
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                                                               $      1,626    $      1,344
     Accrued expenses and other liabilities                                                1,503             910
     Deferred revenues                                                                     1,836           3,056
     Net liabilities of discontinued operations                                            1,812           5,270
                                                                                    ------------    ------------
         Total current liabilities                                                         6,777          10,580

  NONCURRENT LIABILITIES
     Deferred revenues                                                                         -               -
                                                                                    ------------    ------------
TOTAL LIABILITIES                                                                          6,777          10,580

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
         600 shares  issued and 520  outstanding  as of September 30, 1999                    --              --
     Common stock, $0.001 par value; authorized 60,000,000 shares;
         issued 34,011,079 shares in 1999 and 32,293,005, shares in 1998;
         outstanding 33,329,579 shares in 1999 and 31,611,505 in 1998                         34              32
     Additional paid-in capital                                                          257,348         247,359
     Treasury stock, at cost                                                              (2,064)         (2,064)
     Deferred compensation                                                                  (217)           (152)
     Accumulated deficit                                                                (247,863)       (244,844)
                                                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                 7,238             331
                                                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     14,015    $     10,911
                                                                                    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                (in thousands, except per share data; unaudited)

                                                              Three months ended                  Nine months ended
                                                                 September 30,                      September 30,
                                                          ---------------------------        ---------------------------
                                                             1999             1998              1999            1998
                                                          -----------      ----------        ----------      -----------
REVENUES
     Software                                             $       735       $     416        $    1,265      $       416
     Consulting and services                                      495             415             1,461              626
     Leasing and other                                          1,692           1,894             5,123            6,305
                                                          -----------      ----------        ----------      -----------
         Total revenues                                         2,922           2,725             7,849            7,347
                                                          -----------      ----------        ----------      -----------
COST OF REVENUES
     Software                                                     112               -               165                -
     Consulting and services                                      256             162               557              196
     Leasing and other                                            208             400               906            1,629
                                                          -----------      ----------        ----------      -----------
         Total cost of revenues                                   576             562             1,628            1,825
                                                          -----------      ----------        ----------      -----------
GROSS PROFIT                                                    2,346           2,163             6,221            5,522

OPERATING EXPENSES
     General and administrative                                 1,178           1,586             4,971            4,861
     Selling and marketing                                        464             714             1,676            2,001
     Research and development                                   1,306             656             2,909            2,013
                                                          -----------      ----------        ----------      -----------
         Total operating expenses                               2,948           2,956             9,556            8,875
                                                          -----------      ----------        ----------      -----------
OPERATING LOSS                                                   (602)           (793)           (3,335)          (3,353)

OTHER INCOME                                                      109              32               227              718
                                                          -----------      ----------        ----------      -----------
LOSS BEFORE INCOME TAXES                                         (493)           (761)           (3,108)          (2,635)
INCOME TAXES                                                       --              --                --               --
                                                          -----------      ----------        ----------      -----------
LOSS FROM CONTINUING OPERATIONS                                  (493)           (761)           (3,108)          (2,635)

DISCONTINUED OPERATIONS
  Gain (loss) from operation of telecommunications and
    interactive service divisions (net of income taxes)           315          (1,325)            1,624          (18,049)
  Loss on disposal of telecommunications and
    interactive service divisions                                   -          (1,500)                -          (10,493)
                                                          -----------      ----------        ----------      -----------
         Income (loss) from discontinued operations               315          (2,825)            1,624          (28,542)
                                                          -----------      ----------        ----------      -----------
NET LOSS                                                  $      (178)      $  (3,586)       $   (1,484)     $   (31,177)
                                                          ===========      ==========        ==========      ===========

Preferred stock dividends and amortization of discounts
  arising from allocation of proceeds to warrants and
  beneficial conversion feature                           $    (1,535)     $        -        $   (1,535)     $        -
                                                          ===========      ==========        ==========      ===========
Net Loss Attributable to Common Stockholders              $    (1,713)     $   (3,586)       $   (3,019)     $   (31,177)

Basic and diluted loss from continuing
  operations per common share                             $     (0.06)     $    (0.02)       $    (0.14)     $     (0.08)
                                                          ===========      ==========        ==========      ===========
Basic and diluted income (loss) from discontinued
  operations per common share                             $      0.01      $    (0.09)       $     0.05      $     (0.91)
                                                          ===========      ==========        ==========      ===========
Basic and diluted loss per common share                   $     (0.05)     $    (0.11)       $    (0.09)     $     (0.99)
                                                          ===========      ==========        ==========      ===========
Basic and diluted weighted average outstanding shares          33,056          31,644            32,459           31,397
                                                          ===========      ==========        ==========      ===========

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                            (in thousands; unaudited)


                                      Common stock       Additional
                                   ------------------     Paid-in     Treasury     Deferred      Accumulated  Comprehensive
                                    Shares     Amount     Capital      Stock     Compensation      Deficit       Loss        Total
                                   --------- --------   -----------  ----------  -------------  ------------  ----------   ---------

Balance at December 31, 1998          31,612  $    32   $   247,359  $  (2,064)  $       (152)  $  (244,844)  $     -      $    331
  Issuance of common stock:               -         -             -          -              -             -         -             -
     Exercise of stock options         1,140        1         2,250          -              -             -         -         2,251
     Employee Stock Purchase              23        -            27          -                            -         -            27
     Conversion of Preferred Stock       270        -             1                                                               1
  Issuance of Restricted Stock           319        1           457          -           (214)            -         -           244
  Issuance of Stock Warrants                        -           141          -           (141)            -         -             -
  Cancellation of Restricted Stock       (35)       -           (47)         -             47             -         -             -
  Preferred Convertible Investment                            5,670                                                           5,670
  Preferred Stock Dividends                                                                             (45)                    (45)
  Amortization of discount arising                            1,490                                  (1,490)                      -
   from allocation of proceeds of
   preferred stock issuance
  Compensation Expense                     -        -             -          -            243
  Net Loss                                                                                           (1,484)   (1,484)       (1,484)
                                   --------- --------   -----------  ----------  -------------  ------------  --------      --------
Balance at September 30, 1999         33,329       34       257,348     (2,064)          (217)     (247,863)   (1,484)        7,238
                                   ========= ========   ===========  ==========  =============  ============  ========      ========

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                            (in thousands; unaudited)

                                                                              1999                  1998
                                                                          -----------           -----------
Cash flows from operating activities of continuing operations
Loss from continuing operations                                           $  (3,108)            $  (2,635)
Adjustments to reconcile loss from continuing operations
to net cash used in operating activities of continuing operations:
   Depreciation and amortization                                                190                   488
   Deferred compensation and other noncash items                                243                   148
   Changes in certain assets and liabilities:
       Accounts receivable                                                   (1,109)                  (23)
       Inventories                                                                -                   (22)
       Prepaid expenses and other current assets                                138                    52
       Other assets                                                              82                    69
       Accounts payable                                                         282                   126
       Accrued expenses and other liabilities                                   593                (1,332)
       Deferred revenues                                                     (1,220)               (1,572)
                                                                          -----------           ------------
         Net cash used in operating activities of continuing operations      (3,909)               (4,701)
                                                                          -----------           ------------

   Net gain from discontinued operations                                      1,624               (28,542)
   Change in net liabilities of discontinued operations                      (3,106)               29,693
                                                                          -----------           ------------
         Net cash (used in) provided by discontinued operations              (1,482)                1,151
                                                                          -----------           ------------
Net cash used in operating activities                                        (5,391)               (3,550)

Cash flows from investing activities
   Proceeds from the sale of short-term investments                               -                 9,304
   Purchases of property and equipment                                          (56)                   (7)
                                                                          -----------           ------------
         Net cash (used in) provided by investing activities                    (56)                9,297
                                                                          -----------           ------------

Cash flows used in financing activities
   Payment of short-term borrowings-discontinued operations                       -                (1,500)
   Proceeds from the Issuance of Preferred Stock                              5,670
   Proceeds from the issuance of common stock                                 2,126                   323
                                                                          -----------           -----------
         Net cash provided by (used in) financing activities                  7,796                (1,177)
                                                                          -----------           -----------

             Increase in cash and cash equivalents                            2,349                 4,570

Cash and cash equivalents at beginning of period                              8,050                 2,055
                                                                          -----------           ------------

Cash and cash equivalents at end of period                                $  10,399             $   6,625
                                                                          ===========           ============

      See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


(1)      Basis of Presentation

                  The condensed consolidated balance sheet of InteliData Technologies Corporation ("InteliData" or "Company") as of September 30, 1999, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1999 and 1998, the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998, and the condensed consolidated statement of changes in stockholders' equity for the nine months ended September 30, 1999 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts for previous periods have been reclassified to conform to the current period presentation.

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


(2)      Segment Reporting

                  The Company's continuing operations are reported in two operating segments: Internet Banking and Leasing. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in managing its operations. Management organizes and operates the business according to units which provide unique products and services. Operating (loss) income in these two segments represents total revenues less operating expenses, and excludes other income and expense and income taxes. Segment financial information is as follows (in thousands):

         ----------------------------------- ----------------------- ------------------- ---------------------
                                             Internet Banking             Leasing        Consolidated
         ----------------------------------- ----------------------- ------------------- ---------------------
         1999 Third Quarter
             Revenues                          $        1,988          $       934       $         2,922
             Operating (loss) income                   (1,328)                 726                  (602)


         1998 Third Quarter
             Revenues                          $        1,567          $     1,158       $         2,725
             Operating (loss) income                   (1,551)                 758                  (793)

         ----------------------------------- ----------------------- ------------------- ---------------------


         ----------------------------------- ----------------------- ------------------- ---------------------
                                             Internet Banking             Leasing        Consolidated
         ----------------------------------- ----------------------- ------------------- ---------------------
         1999 Nine Months
             Revenues                          $        4,833          $     3,016       $         7,849
             Operating (loss) income                   (5,445)               2,110                (3,335)


         1998 Nine Months
             Revenues                          $        3,106          $     4,241       $         7,347
             Operating (loss) income                   (5,965)               2,612                (3,353)

         ----------------------------------- ----------------------- ------------------- ---------------------


(3)      Series B Convertible Preferred Stock

                  In accordance with generally accepted accounting principles, portions of the proceeds from the sale of the Company's Series B Preferred Stock were allocated to certain warrants and to the Preferred stock's conversion feature. On the Company's statement of operations, "Preferred stock dividends and amortization of discounts arising from allocation of proceeds to warrants and beneficial conversion feature" in the amount of $1,535,000 is added to the net loss to arrive at "Net Loss attributable to common stockholders." InteliData expects dividends and amortization in the amount of approximately $600,000 to impact the Company's earnings per share calculations for the fourth quarter. No such dividends and amortization are expected in 2000, because as announced by the Company on November 10, 1999, all of the Series B Preferred Stock has been converted into common stock.

(4)      Subsequent Events

                  On October 28, 1999, the Company received notification from its billing agent regarding proposed changes to the billing process for the US West Caller ID Lease Base. The pending changes, which could require the Company's lease billings to be removed from the U.S. West customer bills, could have a substantial effect on the rate of decline of the lease base, the cost of billing, and the Company's ability to pursue collections. Any changes in billing procedures could negatively affect the Company's revenue, cost of sales, gross margin, and cash flow in future periods.

                  As of November 9, 1999 all of the Company's Series B Convertible Preferred Stock had been converted into common stock. The total amount of common stock issued pursuant to such conversions, including accrued dividends, was 4,792,843 shares.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-----------------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------


Results of Operations
---------------------

         The following represents the results of operations for InteliData Technologies Corporation for the three and nine months ended September 30, 1999 and 1998. Such information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues

         The Company's third quarter revenues were $2,922,000 in 1999 compared to $2,725,000 in 1998, an increase of 7% or $197,000. This is attributed primarily to the increase in software sales and professional services revenues, offset by the expected decrease in the billable Caller ID leases. During the third quarter, software revenues contributed $735,000, consulting and services revenues contributed $495,000, and other revenues contributed $1,692,000. Software and consulting revenue were the result of progress on bank installations at Compass Bank, National City Bank, Old Kent, and First Hawaiian. During the quarter, the Company realized $70,000 in revenues from maintenance contracts related to the sale of software.

         During the same period in 1998, there was $416,000 in revenue from software, consulting and services contributed $415,000 and other revenues contributed $1,894,000. During the third quarter of 1999, revenues from leasing and other operations consisted of $934,000 from customers within its lease base and $757,000 from royalties relating to its original sale of the Visa Bill-Pay system. During the same period in 1998, the Company recognized $1,158,000 from customers within its lease base, $625,000 from royalties for the VISA bill pay operations, and $111,000 in revenues from maintenance contracts related to the sale of software.

Cost of Revenues

         The Company's third quarter cost of revenues was $576,000 in 1999 compared to $562,000 in 1998, an increase of 2% or $14,000. The increase is attributed primarily to the increase in cost of revenues for software and consulting services over the same period in 1998, offset by the expected decreasing cost of revenues from Caller ID leasing activities. During the third quarter of 1999, software cost of revenues contributed $112,000, consulting and services contributed $256,000 and other cost of revenues contributed $208,000. Other cost of revenues consisted of expenses associated with leasing activities.

         During the third quarter of 1998, there were no software cost of revenues, consulting and services contributed $162,000 and other cost of revenues contributed $400,000. Other cost of revenues consisted of expenses associated with leasing activities.

         Overall gross profit margins increased slightly to 80% for the third quarter of 1999 from 79% for the third quarter of 1998. The slight increase in gross profit margin is result of a different mix of product sales in 1999. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with a service bureau business model, competitive pricing pressure, the introduction of new products and changes in the volume, terms, and billing costs of leasing activity.

General and Administrative

         General and administrative expenses were $1,178,000 for the third quarter of 1999 as compared to $1,586,000 in the third quarter of 1998. The decrease of $408,000 was primarily related to a reduction in head count in the G&A areas. Other reductions from the same period of 1998 were related to a decrease in depreciation expense allocated to the general and administrative departments and the reduction of bad debt expense.

Selling and Marketing

         Selling and marketing expenses decreased to $464,000 for the third quarter of 1999 from $714,000 for the same period last year. The reduction is attributed primarily to decreases in the number of marketing and sales employees, the level of newspaper and other print advertising, and the reduction of other outside consulting expenses.

Research and Development

         Research and development costs were $1,306,000 in the third quarter of 1999, as compared to $656,000 in the same period in 1998. This is largely attributable to the increase in implementation and development staff hired during the past several months as the product line has expanded into a hosting and service bureau business. Other increases during the period included additional depreciation associated with hardware and related items allocated to the Research and Development departments. The Company primarily invests research and development expenses in writing and developing the Interpose Transaction Engine for the Open Financial Exchange ("OFX") standard, and has begun the initial development work associated with the Company's service bureau and hosting businesses.

Other Income

         Other income, primarily investment income, was $109,000 for the third quarter of 1999 compared to $32,000 for the same period in the prior year. The increase of $77,000 was directly attributable to the higher level of invested cash maintained by the Company after the private placement of preferred stock during the third quarter of this year.

Discontinued Operations

         Discontinued operations for the Company consist of business activities of the telecommunications and interactive services divisions. During 1998, the Company recorded liabilities to account for the operations and activities of discontinued operations. During the third quarter of 1999, the Company realized a gain of $315,000 from the operations of the discontinued business, attributable to specific events that occurred during the third quarter that caused assumptions on future expenses to be revised. Items included favorable settlements with former telecommunication customers, the success of aggressive collection efforts related to accounts receivable from customers of the discontinued business, and decreased expenses related to warranty, customer service, and royalties. For the third quarter of 1998, the total loss of the discontinued businesses accounted for $2,825,000. The loss from operations of discontinued operations (net of income taxes) was $1,325,000 and the loss from disposal of the discontinued operations was $1,500,000.

Weighted Average Outstanding Shares and Basic and Diluted Loss Per Common Share

         The basic and diluted weighted average shares increased to 33,056,000 for the third quarter of 1999 compared to 31,644,000 for the third quarter of 1998. The increase resulted primarily from the exercise of stock options, the granting of certain stock awards during the third quarter of 1999, and the issuance and conversion of preferred shares to common stock during the third quarter of 1999.

         The Company's net loss attributable to common stockholders was impacted by a charge of $1,535,000 related to the Series B Preferred Stock dividends and the amortization of discounts arising from allocation of proceeds to warrants and the beneficial conversion feature.

         As a result of the foregoing, basic and diluted loss per common share from continuing operations was $(0.06) for the third quarter of 1999 compared to a loss of $(0.02) for the third quarter of 1998. Basic and diluted income from discontinued operations per common share was $0.01 during the third quarter of 1999, as compared to a loss of $(0.09) for the same period in 1998. Basic and diluted loss per common share was $(0.05) for the third quarter of 1999 compared to a loss of $(0.11) for the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues

         The Company's revenues for the first nine months of 1999 were $7,849,000 compared to $7,347,000 in 1998, an increase of 7% or $502,000. The
Company recognized $1,265,000 in software revenue during the first nine months of 1999. During the same period in 1998, the Company recognized $416,000 of software revenue. Consulting and services revenues aggregated $1,461,000 in the first nine months of 1999 while during the same period in 1998, the Company recognized $626,000 in consulting and services. Leasing and other revenues were $5,123,000 in the first nine months of 1999 compared to $6,305,000 in the first nine months of

1998. During the first nine months of 1999, revenues from leasing and other operations consisted of $3,016,000 from customers within its lease base, and $2,107,000 from royalty revenues related to the VISA Bill-Pay system. During the same period in 1998, the Company recognized $4,241,000 from customers within its lease base, $189,000 in revenues from maintenance contracts related to the sale of software, and $1,875,000 from royalties related to the VISA Bill-Pay system. The number of active customers in the Company's installed lease base historically has decreased at a rate of approximately 27% per year. The rate of decline could be negatively affected by any changes in the billing procedures for the lease base. Cost of Revenues

         The Company's cost of revenues for the first nine months of 1999 was $1,628,000 compared to $1,825,000 in 1998, a decrease of 12% or $197,000. The
Company had no cost of revenues related to the sale of software during the first nine months of 1998 while in the same period in 1999, the Company incurred $165,000 in costs associated with software sales. Consulting and services cost of revenues aggregated $557,000 in the first nine months of 1999, while during the same period in 1998, the Company incurred $196,000 in cost of revenues for consulting and services. Cost of revenues associated with leasing aggregated $906,000 in the first nine months of 1999 compared to $1,629,000 in the same period of 1998. The decrease in cost of revenues for the Company's lease base from the first nine months of 1998 to the first nine months of 1999 was attributed primarily to the lease base becoming fully depreciated in 1998 and an expected decrease in the number of active lease customers.

         Overall gross profit margin increased to 79% for the first nine months of 1999 from 75% for the same period in 1998. The increase in gross profit margin was attributed primarily to a shift in the source of revenues for the Company and the effects of the Company's lease base becoming fully depreciated. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix, competitive pricing pressure, the introduction of new products and changes in the volume, terms, and billing costs of leasing activity.

General and Administrative

         General and administrative expenses were $4,971,000 for the first nine months of 1999 as compared to $4,861,000 in the first nine months of 1998. The increase of $110,000 was attributed to expanding the Company's development facilities in Toledo, Ohio, expenses associated with the move of the Company's headquarters to Reston, Virginia, non-cash charges associated with certain stock grants, and expenses associated with the due diligence performed in connection with the potential merger and joint marketing arrangement with Home Financial Network, Inc.. Throughout the year, the Company expects to control general and administrative expenses and plans to continually assess its operations in managing the continued development of infrastructure to handle anticipated business levels. The Company expects to increase the level of contract activity, thereby reducing general and administrative expense as a percentage of total expenses.

Selling and Marketing

         Selling and marketing expenses decreased to $1,676,000 for the first nine months of 1999 from $2,001,000 for the same period last year. The decrease is primarily attributable to the lower headcount and personnel expense in the sales and marketing areas, and lower expenses associated with advertising and trade shows.

Research and Development

         Research and development costs were $2,909,000 in the first nine months of 1999 compared to $2,013,000 for the same period in 1998. The increase of $896,000 was largely attributable to increases in employee expenses during the first nine months of the year, as well as outside consulting services, expansion of the Company's development facility in Ohio and noncapitalized equipment purchases. The Company primarily invests research and development expenses in writing and developing the Interpose Transaction Engine for the Open Financial Exchange ("OFX") standard, and has begun the initial development work associated with the Company's service bureau and hosting business.

Other Income

         Other income, primarily investment income, was $227,000 for the first six months of 1999 compared to $718,000 for the same period in the prior year. The decrease of $491,000 was attributed to decreased cash, cash equivalents and short-term investment balances in the first half of 1999 compared to the first half of 1998 and the realization of a large gain in the Company's investment portfolio during 1998. The decrease in cash, cash equivalents and short-term investment balances were related to the funding of the Company's working capital and operating losses, partially offset by the effects of favorable customer settlements and improved collections in discontinued operations.

Discontinued Operations

         Discontinued operations for the Company consist of business activities of the telecommunications and interactive services divisions. During 1998, the Company recorded liabilities to account for the operations and activities of discontinued operations. During the first nine months of 1999, the Company realized a gain of $1,624,000 from the operations of the discontinued business, primarily from favorable settlements with former telecommunication customers and retailers, the success of aggressive collection efforts related to accounts receivable from customers of the discontinued business, and reduced expenses related to warranty, customer service, and royalty payments. For the first nine months of 1998, the loss from discontinued operations (net of income taxes) was $18,049,000 and the loss from disposal of the discontinued operations was $10,493,000. Total losses for discontinued operations during the first nine months of 1998 were $28,542,000.

Weighted Average Outstanding Shares and Basic and Diluted Loss Per Common Share

         The basic and diluted weighted average shares increased to 32,459,000 for the first nine months of 1999 compared to 31,397,000 for the first nine months of 1998. The increase in shares is primarily attributable to the exercise of stock options and stock grants to key employees and the conversion of certain preferred shares to common stock during the third quarter of 1999.

         The Company's net loss attributable to common stockholders was impacted by a charge of $1,535,000 related to the Series B Preferred Stock dividends and the amortization of discounts arising from allocation of proceeds to warrants and the beneficial conversion feature.

         As a result of the foregoing, basic and diluted loss per common share from continuing operations was $(0.14) for the first nine months of 1999 compared to $(0.08) for the first nine months of 1998; basic and diluted income per common share from discontinued operations was $0.05 for the first nine months of 1999 compared to a loss of $(0.91) for the first nine months of 1998; basic and diluted loss per common share was $(0.09) for the first nine months of 1999 compared to $(0.99) for the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 1999, the Company's cash, cash equivalents and short-term investments increased by $2,349,000. At September 30, 1999, the Company had $10,399,000 in cash and cash equivalents. At September 30, 1999, the Company had working capital of $6,849,000 with no long-term debt. The Company's total assets exceeded total liabilities by $7,238,000.

         During the first nine months of 1999, cash used in activities of continuing operations was $3,909,000 compared to $4,701,000 in the same period in 1998. Cash used in operating activities of continuing operations during the first nine months of 1999 reflects operating losses arising from certain fixed costs, increase in Accounts Receivable, offset in part by net cash generated from increases in accounts payable, prepaid expenses, accrued expenses, and decreases in deferred revenues. Cash used in activities of continuing operations during the first nine months of 1998 include certain fixed costs, operating expenses, payment of certain liabilities and recognition of income related to deferred revenues.

         Cash used in discontinued operations during the first nine months of 1999 was $1,482,000 resulting primarily from payments related to severance agreements and settlements with customers, partially offset by cash collections from telecommunications customers.

         Cash provided by investing activities in 1998 was primarily the result of the sale of short-term investments offset in part by the purchase of certain property and equipment, primarily to support an upgrade to the Company's internal networks. In the first nine months of 1999, $56,000 was spent for property additions.

         Financing activities provided $7,796,000 in the first nine months of 1999 compared to the use of $1,177,000 during the same period in 1998. Financing activities in the first nine months of 1999 consisted primarily of proceeds from the sale of the Company's common stock through the issuance of $6,000,000 of preferred stock during the third quarter of 1999 and the issuance of common stock upon the exercise of options. Financing activities in the first nine months of 1998 consist primarily of the payment of short-term borrowings, partially offset by proceeds from the sale of the Company's common stock through stock option exercises.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability. To that extent, on July 22, 1999, the Company closed a private placement of 600 shares of 4% Convertible Preferred Stock for an aggregate purchase price of approximately $6.0 million, generating approximately $5.7 million of net proceeds.

         In addition, the Company's accuracy in predicting revenues and cash flow is limited in that the sale of the Company's core product is reliant on the banking industry's willingness to invest in a relatively new market, internet banking. This market segment is slowly evolving and is subject to a number of variables in 1999 and beyond that will determine the timing and quantity of new sales that the Company is able to achieve. Such variables include: (1) the effect of consolidations in the banking industry; (2) financial institutions' progress on Year 2000 compliance; and (3) the banking customers' willingness to invest freely in this emerging customer channel.

         The Company had received notification from the Nasdaq Stock Market that it intended to delist the Company's common stock from the Nasdaq Stock Market, effective May 4, 1999, due to the Company's failure to meet Nasdaq's net tangible asset requirement of $4 million. The Company took steps to remedy its net tangible asset deficiency, and, as noted above, on July 22, 1999, InteliData secured a private placement of approximately $6.0 million of Convertible Preferred Stock in an effort to maintain its Nasdaq listing. On September 10, 1999, Nasdaq sent notice to the Company that its common stock would remain listed on the National Market, if InteliData provided evidence in SEC filings of $4,000,000 of net tangible assets as of July 31, 1999 and net tangible assets of $7,000,000 as of September 30, 1999. These SEC filings were made and on November 5, 1999, the Company received notice from Nasdaq stating that all requirements for the Company to continue its listing had been met and that the delisting hearing file had been closed.

       As of November 9, 1999 all of the Convertible Preferred Stock had been converted into common stock. The total amount of common stock issued pursuant to conversion, including accrued dividends, was 4,792,843 shares.

Year 2000

General

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

Project
-------

         The Company's Year 2000 Project ("Project") is proceeding on schedule. In 1996, the Company began a significant re-engineering of its business processes across the Company including improved access to business information through common, integrated computing systems. As a result, the Company replaced its business systems with systems from J.D. Edwards & Company, IBM Corporation and Microsoft Corporation, which are designed to be Year 2000 Compliant. The Company became fully operational on these systems in 1998.

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

         At  September  30,  1998,  the  inventory,   priority   assessment  and
compliance assessment phases of each area of the Project were essentially complete. Material items are those believed by the Company to have a risk involving the welfare of our customers or which could substantially affect revenues.

         Corporate business systems activities including, hardware and systems software, networks and telecommunications, were completed by September 30, 1999.

         Local software systems include process control and instrumentation systems and building systems. Operational improvement projects already underway address some of the Year 2000 concerns. Necessary replacements or upgrades with minor exceptions were completed by September 30, 1999.

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


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, pricing pressure, product demand and market acceptance risks, year 2000 compliance issues, reliance on resellers, pace of consumer acceptance of home banking, bank mergers and acquisitions, risk of integration of the Company's technology by large software companies, the ability of financial institution customers to implement applications in the anticipated time frames or with the anticipated features, functionality or benefits, limited proprietary protection of the Company's intellectual property, reliance on key strategic alliances and newly emerging technologies, the on-going viability of the mainframe marketplace and demand for traditional mainframe products, the ability to attract and retain key employees, the availability of cash for growth, reliance on Caller ID leasing revenues and billing operations, product obsolescence, the ability to reduce product costs, fluctuations in operating results, ability to continue funding operating losses, delays in development of highly complex products, InteliData common stock owned by WorldCorp, the Company's ability to continue its listing on the Nasdaq national market, and other risks detailed from time to time in InteliData filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 1998. These risks could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, InteliData. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act.

PART II: OTHER INFORMATION
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits
         ---------

         None


(b)      Reports on Form 8-K
         ---------------------

         On July 26,1999 (as amended on July 28, 1999) the Company filed a Form 8-K with the Securities and Exchange Commission announcing that the Company had closed a private placement of 600 shares of 4% Convertible Preferred stock for an aggregate purchase price of approximately $6.0 million.

         On September 28, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission with an attached August 31, 1999 unaudited balance sheet solely at the request of the Nasdaq Listing Qualification Panel.

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