Form 10-K
period 1999-12-31
INTELIDATA TECHNOLOGIES CORP
filed 2000-03-29
CIK 1021810

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

 For the fiscal year ended: December 31, 1999   Commission File Number 000-21685

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
               (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

 Title of Each Class                  Name of Each Exchange on Which Registered
 --------------------                 ------------------------------------------

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
Yes      X         No
    -----------       ----

State by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 1, 2000, was approximately $535,301,682. In determining this figure, the Registrant has assumed that all of its directors and executive officers are affiliates. Such assumptions should not be deemed to be conclusive for any other purpose.

The number of shares of the registrant's Common Stock outstanding on March 1, 2000 was 38,799,556.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of InteliData Technologies Corporation's Proxy Statement for its 2000 Annual Stockholder Meeting, to be held on May 24, 2000, are incorporated by reference into Part III of this Report.
================================================================================

                       INTELIDATA TECHNOLOGIES CORPORATION

                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I
------

Item 1.  Business..............................................................3

Item 2.  Properties............................................................7

Item 3.  Legal Proceedings.....................................................7

Item 4.  Submission of Matters to a Vote of Stockholders.......................7


PART II
-------

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters..8

Item 6.  Selected Financial Data...............................................9

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................10

Item 7a. Quantitative and Qualitative Disclosures about Market Risk...........21

Item 8.  Financial Statements and Supplementary Data..........................22

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................40


PART III
--------

Item 10. Directors and Executive Officers of the Registrant...................41

Item 11. Executive Compensation...............................................42

Item 12. Security Ownership of Certain Beneficial Owners and Management.......42

Item 13. Certain Relationships and Related Transactions.......................42


PART IV
-------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......43

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

         InteliData Technologies Corporation ("InteliData" or the "Company") develops and markets software products and consulting services for the financial services industry. The Company supplies Internet Banking and bill payment software to financial institutions that want to provide their own remote banking services. The Company provides internet hosting and service bureau solutions to financial institutions. The Company also provides maintenance contracts on customer installations and leases Caller ID adjunct units to customers in US West Communications, Inc. ("US West") territory.

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

     The Company's principal executive offices are located at 11600 Sunrise Valley Drive, Suite 100, Reston, Virginia 20191 and its telephone number is
(703) 259-3000.

INDUSTRY BACKGROUND

     The Company provides software products and implementation services to financial institutions whose processes and systems are subject to regulatory approvals. Internet Banking is a developing marketplace. Financial institutions are gradually expanding their Internet Banking services to permit customers not only to access historical account information from remote locations, but also to engage in transactions such as paying bills and transferring funds. The Company's future growth and profitability will depend, in part, upon consumer acceptance of Internet Banking and bill payment and presentment processes and the speed at which such acceptance occurs.

PRODUCTS AND SERVICES

     The Company's business strategy is to develop products and services, including software, to meet the needs of financial institutions and their customers in the Internet Banking markets. The Company strives to develop products with broad appeal that are easy-to-use, practical and built around common industry standards.

     The Company's strategy is to support financial institutions by providing products and services that help them deploy Internet Banking to their customers. The Company's products and services are designed to provide financial institutions with the capability to process banking transactions from multiple channels, including personal computers and the internet. The following represent the Company's products and services:


Internet Banking

o  InterposeTM Transaction Engine
   ------------------------------

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

o  InterposeTM OFX Gateway
   -----------------------

     The Interpose OFX Gateway allows a financial institution to take advantage of the Open Financial Exchange ("OFX") standard to directly support customers who use Intuit Quicken(R), Microsoft Money(R), and other OFX compliant client software. It supports synchronized information across all delivery channels, including personal computers and the internet.

o  InterposeTM Payment Warehouse
   -----------------------------

     The Interpose Payment Warehouse provides a software solution to financial institutions that automates bill payment processing while giving the financial institution the benefit of tracking payment activity and integrating delivery channels.

o  Consulting Services
   -------------------

     The Company offers its clients consulting services to assist in implementation, training and customization on a time and materials basis, and provides maintenance and support services and software upgrades pursuant to agreements which are typically renewable on an annual basis. Additionally, the Company offers consulting services regarding the application and feasibility of implementing Internet Banking products within the bank's mainframe computer system.

Leasing Activities

     The Company leases Caller ID adjunct units under an agreement with US West, whereby the Company leases Caller ID units directly to US West customers. The leasing program enables subscribers to pay a monthly fee for the equipment. In 1996, US West ceased leasing new Caller ID adjunct units under the program. Notwithstanding the termination of this program, previously existing leases remain in effect. Although the Company is not able to estimate the effect on future operations of the discontinuation of the leasing program, the number of active records in the Company's installed lease base has historically decreased at a rate of approximately 30% per year. There can be no assurance that this trend or the realized gross margins on these revenues will continue. In January, 2000, the Company received notification from its billing agent regarding proposed changes to the billing process for the US West Caller ID Lease Base. The pending changes, which could require the Company's lease billings to be removed from the US West customer bills, could have a substantial effect on the rate of decline of the lease base, the cost of billing, and the Company's ability to pursue collections. Any changes in billing procedures could negatively affect the Company's revenue, cost of sales, gross margin, and cash flow in future periods.

MARKETING AND DISTRIBUTION

     The Company sells its principal products and services to financial institutions in the United States. Additionally, the Company leases Caller ID adjunct units in the US West territory. As noted above, the Company does not market its Caller ID lease business to new customers.

     The Company concentrates its marketing efforts on direct sales to financial institutions. Currently, the Company is marketing to financial institutions that operate large IBM mainframe processors in the United States. The Company is developing products and services to assist financial institutions who want to provide their customers with the ability to access certain information from their accounts and to complete transactions with those institutions concerning bill payments, loan payments, online transfers and other transactions from remote locations via personal computers.

COMPETITION

     The Company's products and services face competition from several types of competitors. Some financial institutions have elected to develop internally their own Internet Banking solutions instead of purchasing products and services from the Company or third parties. Financial institutions may also contract with service bureaus, such as Checkfree Corp., S-One, Inc., Digital Insight, Inc. or Online Resources, Inc., to obtain Internet Banking services. Finally, a number of other software companies, including Corillian Corporation and Destiny Software Corporation, offer products and services that compete with those of the Company.

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

PRODUCT DEVELOPMENT

     The Company operates in industries that are rapidly growing and changing. In an effort to improve the Company's position with respect to its competition, the Company has focused management efforts in the area of product development. In 1999, 1998 and 1997, the Company's research and development expenditures were $4,115,000, $2,652,000 and $4,347,000, respectively. At December 31, 1999, 54 employees were engaged in product development. At March 1, 2000, 83 employees were engaged in product development.

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

GOVERNMENT REGULATION

     Although it has recently undergone significant deregulation, the banking market, which the Company has targeted for marketing, is highly regulated at both the federal and state levels. Interpretation, implementation or revision of banking regulations can accelerate or hinder the ultimate success of the Company and its products.

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

     The Company does not believe that its products and services infringe on the rights of third parties. It is possible that third parties could assert infringement claims against the Company. There can be no assurance that any such assertion will not result in costly litigation or require the Company to cease using, or obtain a license to use, intellectual property rights of such parties.

EMPLOYEES

     At December 31, 1999, the Company had approximately 80 employees. The Company has no collective bargaining agreements with its employees and believes that it has a positive relationship with its employees. At March 1, 2000, the Company had approximately 107 employees.

ITEM 2.  PROPERTIES
-------------------

     The Company moved its headquarters in the second quarter of 1999 to Reston, Virginia, where it leases 17,000 square feet of office space from an unaffiliated party. This lease expires in January 2004. The Company leases 11,000 square feet of office space from an unaffiliated party for its product development facilities in Toledo, Ohio. The Ohio lease expires in January 2004. The Company also has short-term leases for other, less significant field sales office facilities.

     The Company sold a 63,000 square foot manufacturing and distribution facility in New Milford, Connecticut in January, 2000.

     In March, 2000, the Company leased 7,500 square feet of additional office space in Reston, Virginia from an unaffiliated to provide additional facilities for product development close to its already existing headquarters facility.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
--------------------------------------------------------

         None.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
---------------------------------------------------------------
               STOCKHOLDER MATTERS
               -------------------

     The Company's common stock is traded on the Nasdaq National Market under the symbol INTD. The table below sets forth the high and low quarterly sales prices for the common stock of the Company as reported in published financial sources for each quarter during the last two years:

                                         Price Range of Common Stock
                                        ----------------------------
                                            High                 Low
                                       --------------       ------------

1999
         Fourth Quarter                $  4 29/32           $  1  7/32
         Third Quarter                    4   3/8              2  1/32
         Second Quarter                   6   1/2              1  7/32
         First Quarter                    1 27/32              1  1/16

1998
         Fourth Quarter                $  1   7/8           $      5/8
         Third Quarter                    1   1/2                 9/16
         Second Quarter                   3                      15/16
         First Quarter                    3 13/16              1   7/8

     On March 1, 2000, the last reported sales price for the Company's common stock was $14 3/16.

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

     The number of stockholders of record at March 1, 2000 was 476, and does not include those stockholders who hold shares in street name accounts.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                             Selected Financial Data
                      (in thousands, except per share data)

                                                                   Year Ended December 31,
                                             ------------------------------------------------------------------
                                                1999            1998          1997         1996           1995
                                             -----------    -----------    ---------    ----------     ---------

Results of Operations
---------------------
Revenues                                     $    10,416    $    10,027    $  12,521    $    4,795     $   4,186
Cost of revenues                                   3,065          2,656        6,847         2,762         2,470
Operating expenses                                12,822         11,861       18,108        16,236         6,877
                                             -----------    -----------    ---------    ----------     ---------
Operating loss                                    (5,471)        (4,490)     (12,434)      (14,203)       (5,161)
Other income (expense)                               350            874        1,271        (2,391)          443
                                             -----------    -----------    ---------    ----------     ---------
Loss  from continuing operations                  (5,121)        (3,616)     (11,163)      (16,594)       (4,718)
Discontinued operations                            3,226        (34,223)     (78,931)<F1>  (79,133)<F1>       --
                                             -----------    -----------    ---------    ----------     ---------
Net loss                                          (1,895)       (37,839)     (90,094)      (95,727)       (4,718)

Preferred stock dividend requirement              (1,936)<F2>        --           --            --          (681)
                                             -----------    -----------    ---------    ----------     ---------
Net loss attributable to common
      shareholders                           $    (3,831)   $   (37,839)   $ (90,094)   $  (95,727)    $  (5,399)
                                             ===========    ===========    =========    ==========     =========
Basic and diluted loss from continuing
 operations per common share                 $     (0.21)   $     (0.11)   $   (0.35)   $    (0.90)    $   (0.50)
                                             ===========    ===========    =========    ==========     =========
Basic and diluted income (loss) from
 discontinued operations per common share    $      0.10    $     (1.09)   $   (2.50)   $    (4.31)    $    0.00
                                             ===========    ===========    =========    ==========     =========

Basic and diluted loss per common share      $     (0.11)   $     (1.20)   $   (2.85)   $    (5.21)    $   (0.50)
                                             ===========    ===========    =========    ==========     =========

Basic and diluted weighted average shares         33,367         31,450       31,574        18,370        10,772
        outstanding                          ===========    ===========    =========    ==========     =========

FINANCIAL POSITION (as of December 31):
---------------------------------------

Cash, cash equivalents and
   short-term investments                    $     8,496    $     8,050    $  11,359    $   39,062     $  25,120
Total assets                                      11,281          9,998       46,702       130,038        40,252
Long-term debt                                        --             --           --            --            --
Stockholders' equity                               7,087            331       37,069       124,289        37,733

<F1>Discontinued  operations  results for 1997  include  $65,200,000  of unusual charges related to impairment of assets, restructuring charges, and valuation adjustments relating to inventories. Discontinued operations results for 1996 include $72,300,000 of nonrecurring in-process research and development expenses related to the Mergers.

<F2> Preferred  stock  dividends  for 1999  include the effects of  accretion of discounts arising from the allocation of proceeds from issuance of preferred stock to warrants and a beneficial conversion feature. Such preferred stock was converted to common stock in late 1999.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
---------------------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------

Overview

     InteliData develops and markets software products and consulting services for the financial services industry. The Company supplies Internet Banking and bill payment software to financial institutions that want to provide their own remote banking services. The Company also provides maintenance contracts on customer installations and leases Caller ID adjunct units to customers in US West Communications, Inc. ("US West") territory.

     The Company develops and markets software products and implementation services to assist financial institutions in their Internet Banking and electronic bill payment initiatives. The products are designed to assist consumers in accessing and transacting business with their financial institutions electronically, and to assist financial institutions in connecting to and transacting business with third party processors. The services focus on consulting and maintenance agreements that support the Company's products. Additionally, during the fourth quarter of 1997, the Company received $5 million relating to royalties due to the Company from Visa. The cash payment was recorded as deferred revenue and was recognized into revenues over a two-year period in accordance with the terms of the agreement.

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

     As a result of the Mergers and Braun Simmons Acquisition, the Company operated its business in three operating segments: Internet Banking (formerly electronic commerce), telecommunications, and interactive services.

     During the fourth quarter of 1997, the Company announced its intention to sell the interactive services division. The division had been established to provide interactive applications for use on smart telephones and other small screen devices, such as alpha-numeric pagers, Personal Communication Systems ("PCS") devices and personal digital assistants ("PDAs"). Certain portions of the interactive services division were sold in the first quarter of

     1998 for a nominal sum.

     During the second quarter of 1998, the Company announced its intention to discontinue the telecommunications business, other than the leasing of Caller ID adjuncts, formerly transacted by Colonial Data. The division designed, developed and marketed telecommunications products including Caller ID adjunct units, smart telephones and small business telecommunications systems that supported intelligent network services developed and implemented by the regional Bell operating companies and other telephone companies.

     Accordingly, the Company has reclassified prior year financial statements to account for the discontinued operations.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1999 AND 1998

Revenues

     The Company's revenues were $10,416,000 in 1999 compared to $10,027,000 in 1998, an increase of $389,000. The increase is attributable to increased revenues for software and services, offset by the expected reduction in billable Caller ID leases and royalties. During 1999, software revenues contributed $2,152,000, consulting and services contributed $1,992,000 and other revenues contributed $6,272,000. Other revenues consisted of $3,923,000 from leasing activities and $2,349,000 from royalties relating to the Visa Bill-Pay System.

     During 1998, the Company earned $812,000 from software sales and installations, $1,138,000 from consulting and services, and $8,077,000 from other revenues. Other revenues consisted primarily of $5,344,000 from leasing activities and $2,620,000 from royalty arrangements.

     During 1999, the Company continued to sell software that assists financial institutions in connecting customers who bank via the internet. Also during 1999, the Company began to sell outsourced solutions to financial institutions in the form of a service bureau and internet hosting services. The Company expects that revenues generated in 2000 will be a direct result of software sales and installations, the related consulting business, and customer/click fees from the installed outsourced solutions. Additionally, during 2000, the Company expects to recognize a decrease in the Caller ID leasing business. The number of active records in the Company's installed lease base has historically decreased at a rate of approximately 30% per year. During 1999, InteliData received notification from its billing agent regarding proposed changes to the billing process for the US West Caller ID Lease Base. The pending changes, which could require the Company's lease billings to be removed from the U.S. West customer bills, could have a substantial effect on the rate of decline of the lease base, the cost of billing, and the Company's ability to pursue collections. Any changes in billing procedures could negatively affect the Company's revenue, cost of sales, gross margin, and cash flow.

       During 2000, the Company also expects to see a significant decrease in the revenues recorded for royalties from the sale of bill-payment software to VISA Interactive that occurred in 1995 and that was amended by the 1997 sale of VISA Interactive to Integrion. The

$5,000,000 royalty pre-payment made in 1997, was fully recognized as revenue by October, 1999.

Cost of Revenues and Gross Profit

     The Company's cost of revenues increased by $409,000 to $3,065,000 for 1999 compared to $2,656,000 in 1998. The increase is primarily due to a change in product mix, and increase in cost of revenues for software and services, offset by the expected decrease in the cost of revenues for the caller ID lease base.

     The Company expects its gross margin percentages to vary in future periods based upon the revenue mix between software sales, service revenues and outsourced services, and based upon the composition of services revenues earned during the period. As the Company modifies its business model, cost of sales should increase based on the higher costs associated with the operations of the service bureau and hosting businesses.

General and Administrative

     General and administrative expenses decreased $16,000 to $6,224,000 in 1999 from $6,240,000 in 1998. The decrease was primarily attributable to a slight reduction in employee expenses associated with a lower employee headcount. Management expects increases in general and administrative expenses in 2000 as the Company leases additional facility space and increases its employee headcount.

Selling and Marketing

     Selling and marketing expenses decreased $486,000 to $2,483,000 in 1999 from $2,969,000 in 1998. The decrease is primarily attributed to reduced costs associated with employees, trade shows, and travel. Management expects increases in selling and marketing expenses in 2000 to promote the Company's brand name and expanded product and service offerings.

Research and Development

     Research and development costs increased $1,463,000 to $4,115,000 in 1999 compared to $2,652,000 in 1998. The increase is primarily attributed to the increase of the workforce, travel, and employee expenses. The Company primarily incurred research and development expenses in writing the Interpose Transaction Engine for the Open Financial Exchange ("OFX") standard, creating the infrastructure and systems for the service bureau and hosting businesses, and developing upgrades of past software products. Management expects increases in research and development expenses during 2000 due to hiring additional employees who will work on customer implementations, new product development, and the hosting and service bureau businesses.

Other Income, Net

     Other income, net decreased $524,000 to $350,000 in 1999 compared to $874,000 in

1998. The decrease is largely associated with lower interest income due to the use of cash and cash equivalents and short-term investments during the year.

Income Taxes

     Income taxes were zero for the years ended December 31, 1999 and 1998. At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $117 million which expire by 2013. However, use of these net operating losses in future years may be limited under applicable tax laws and regulations as a result of the Mergers and the Braun Simmons Acquisition.

Discontinued Operations

     The gain from operations of telecommunications and interactive services divisions (net of income taxes) was $3,226,000 compared to loss of $18,049,000 for the years ended December 31, 1999 and 1998, respectively. The loss on disposal of telecommunications and interactive services divisions was $16,174,000 for the year ended December 31, 1998.

     During 1999, the gain of $3,226,000 is attributable to specific events that occurred during the year including: favorable settlements with former telecommunications customers, the success of other settlements with vendors and negotiated expense settlements, aggressive collection efforts, and experiencing lower than anticipated shut-down costs such as warranty and customer service expenses associated with closing down the discontinued operations.

     As of December 31, 1999, the Company had $69,000 in remaining liabilities related to the discontinued operations. The sole asset remaining in the discontinued operations at year-end was the building in New Milford, Connecticut. The building was sold during January, 2000. Liabilities remaining in the discontinued operations include a reserve for potential environmental clean-up at the New Milford location, costs for legal shut-down of former operating subsidiaries, costs associated with the sale of the building, potential warranty costs, and further potential settlements with telecom customers and others.

Loss from Continuing Operations, Net Loss and Weighted Average Shares

     As a result of the foregoing factors,  loss from continuing  operations was
$5,121,000  and  $3,616,000  for the years  ended  December  31,  1999 and 1998, respectively. Basic and diluted loss from continuing operations per common share was $0.21 and $0.11 for the years ended December 31, 1999 and 1998, respectively. Net loss was $1,895,000 and $37,839,000 for the years ended December 31, 1999 and 1998, respectively. Basic and diluted loss per common share attributable to common stockholders was $0.11 and $1.20 for the years ended December 31, 1999 and 1998. The weighted average shares increased to 33,367,000 in 1999 from 31,450,000 in 1998 primarily as a result of exercise of stock options and conversion of the Company's Series B Convertible Preferred stock.

     In accordance with generally accepted accounting principles, portions of the proceeds from the sale of the Company's Series B Preferred Stock were allocated to certain warrants and to the Preferred stock's conversion feature. On the Company's statement of operations, "Preferred stock dividend requirement" in the amount of $1,936,000 is added to the net loss to arrive at "Net Loss attributable to common stockholders." On November 10, 1999, all of the Series B Preferred Stock has been converted into common stock.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1998 AND 1997


Revenues

     The Company's revenues were $10,027,000 in 1998 compared to $12,521,000 in 1997, a decrease of $2,494,000. The primary reason for the decrease was the expected reduction in billable Caller ID leases which was partially offset by increased royalty revenues. During 1998, software revenues contributed $812,000, consulting and services contributed $1,138,000 and other revenues contributed $8,077,000. Other revenues consisted of $5,344,000 from leasing activities, $2,620,000 from royalties relating to the Visa Bill-Pay System, and $113,000 from monthly service fees.

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

Research and Development

     Research and development costs decreased $1,695,000 to $2,652,000 in 1998 compared to $4,347,000 in 1997. The decrease is primarily attributed to the reduction of the workforce and elimination of certain departments within the research and development group. The Company primarily invested research and development expenses in writing the Interpose Transaction Engine for the Open Financial Exchange ("OFX") standard.

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

Other Income, Net

     Other income, net decreased $397,000 to $874,000 in 1998 compared to $1,271,000 in 1997. The decrease is largely associated with declining interest income as a result of the use of cash and cash equivalents and short-term investments during the year.

Income Taxes

     Income taxes were zero for the years ended December 31, 1998 and 1997. Tax benefits arising from net operating losses were fully offset by valuation allowances.

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

     The Company recorded a provision for corporate restructuring during the third quarter of 1997 of $1,003,000. This amount consisted of $771,000 in employee reduction and related matters, $190,000 in obsolete equipment, and $42,000 in facilities closings. During the fourth quarter of 1997, the Company incurred employee reductions and relocation expenses aggregating $177,000 and recorded a write-down of obsolete equipment of $190,000. As of December 31, 1997, the Company had $636,000 in remaining restructuring accruals recorded on its books. The Company expended these amounts in 1998. Additional accruals were posted for closing operations during 1998.

     During the third quarter of 1997, the Company announced a strategic repositioning of the Company's telecommunications division. In connection with this repositioning and the aforementioned corporate restructuring, the Company's management evaluated its financial position and determined that it would be appropriate to charge to discontinued operations the remaining unamortized costs of intangible assets due to impairment, adjust inventory carrying amounts to market value, and reflect certain additional restructuring charges, including charges for separation agreements with employees and charges associated with the termination of a joint venture agreement. Such third quarter 1997 charges aggregated $49,246,000 for the impairment of intangible assets; $11,333,000 for inventories and commitments; $1,003,000 for restructuring charges (see above); $1,434,000 for separation agreements; and $3,653,000 for assets relating to a joint venture. The impairment was based on the excess of the carrying value of the assets over the assets' fair values. The fair value of the assets were generally determined as the estimates of future discounted cash flows generated by those assets.

Loss from Continuing Operations, Net Loss and Weighted Average Shares

     As a result of the foregoing factors, loss from continuing operations was $3,616,000 and $11,163,000 for the years ended December 31, 1998 and 1997, respectively. Basic and diluted loss from continuing operations per common share was $0.11 and $0.35 for the years ended December 31, 1998 and 1997, respectively. Net loss was $37,839,000 and $90,094,000 for the years ended December 31, 1998 and 1997, respectively. Basic and diluted loss per common share was $1.20 and $2.85 for the years ended December 31, 1998 and 1997. The weighted average shares decreased to 31,450,000 in 1998 from 31,574,000 in 1997 primarily as the result of the repurchase of treasury stock in late 1997.

LIQUIDITY AND CAPITAL RESOURCES

     During  1999,  the  Company's   cash,   cash   equivalents  and  short-term
investments increased by $446,000. At December 31, 1999, the Company had $8,496,000 in cash and cash equivalents, working capital of $6,434,000 and no long-term debt.

     The Company's cash requirements for operating activities in 1999 were financed primarily by approximately $5,670,000 from proceeds from the issuance of Series B Convertible Preferred Shares and other issuances of common stock in the amount of $2,435,000. Most of the common stock issuance was in the form of stock option exercises. These cash proceeds were offset by cash used in operations of $5,251,000.

     The Company's principal needs for cash in 1999 were for funding operating losses, investments in property and equipment and to fund working capital, primarily related to accrued expenses, deferred revenues and accounts receivable. The Company funded an increase in accounts receivable of $724,000 for the year ended December 31, 1999. The increase in accounts receivable is attributed to the timing of receipts for services performed. The Company's cash position benefited from an increase in accounts payable of $999,000.

     Net cash used by investing activities aggregated $433,000 during 1999 from the purchase of capital equipment.

     The decision by the Company to divest itself of its telecommunications business segment created certain financial obligations and uncertainties for the future. The Company is required to satisfy certain obligations of the telecommunications business which will carry on beyond December 31, 1999. Such obligations include satisfaction of product royalties and license fees, further potential settlements with telecom customers, providing product warranty service, selling fees, environmental escrow, and issues related to the shutdown of warehouse facilities, and final closedown of all operating activities and compliance with all federal and state regulatory requirements.

     As of December 31, 1999, the Company had $69,000 in remaining liabilities related to the discontinued operations. The sole asset remaining in the discontinued operations at year-end was the building in New Milford, Connecticut. The building was sold during January 2000. Liabilities reamaining in the discontinued operations include a reserve for potential environmental clean-up at the New Milford location, costs for legal shut-down of former operating subsidiaries, costs associated with the sale of the building, potential warranty costs, and further potential settlements with telecom customers and others.

     At December 31, 1999, including discontinued operations, the Company had $6,434,000 in working capital and $7,087,000 in shareholders' equity.

     On January 20, 2000, the sale of the Company's stake in Home Financial Network, Inc. was completed. As a result of this sale, the Company received $5,867,000 in cash and 1,770,000 shares of Sybase (SYBS-NASDAQ) stock, that had a valuation of $33,405,000 as of January 20, 2000. The total value of the transaction is approximately $39,272,000. An escrow account was established to provide Sybase, Inc. indemnity protection against possible claims that might arise against HFN. Currently, 133,000 shares of Sybase owned by InteliData remain in escrow, along with $440,000 of cash. These amounts reflect 7.5% of the transaction proceeds.

     The Company expects that its current working capital and the proceeds from the closing of the sale of the Company's investment in HFN will provide the ability to continue to fund operating losses and fund the purchase of equipment and fixtures used in the operation of the business.

     In addition, the Company's accuracy in predicting revenues and cash flow is limited in that the sale of the Company's core product is dependent to a large degree on the banking industry's willingness to invest in a new market, internet banking. This market segment is slowly evolving and is subject to a number of variables in 2000 that will determine the timing and quantity of new sales that the Company is able to achieve. Such variables include: (1) the effect of consolidations in the banking industry; and (2) the banking customers' willingness to adopt a relatively untested customer channel.

     New Accounting Pronouncements - In June, 1998, the FASB issued Statement of Financial Accounting Standards No. 22, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the fiscal years beginning after June 15, 2000.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that the following important factors, among others, in some cases have affected the Company's actual results, and could cause the Company's actual results for 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

Successful Implementation of Business Strategy

     During 1999, the Company's focus was on its Internet Banking business, selling software and services to financial institutions. There can be no assurances that the Company will be able to successfully implement this business strategy or continue to effectively fund and grow this line of business.

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

Liquidity and Capital Resources

     The Company's accuracy in predicting revenues and cash flow is limited in that the sale of the Company's core product is dependent to a large degree on the banking industry's willingness to adopt a new market, home banking. This market segment is slowly evolving and is subject to a number of variables in 2000 that will determine the timing and quantity of new sales that the Company is able to achieve. Such variables include: (1) the effect of consolidations in the banking industry; (2) the banking customers' willingness to adopt a relatively untested customer channel.

Fluctuations in Operating Results

     The Company may experience fluctuations in operating results due to a variety of factors, some of which are beyond the Company's control. These include the size and timing of customer orders, changes in the Company's pricing policies or those of its competitors, new product introductions or enhancements by competitors, delays in the introduction of new products or product enhancements by the Company or by its competitors, customer order deferrals in anticipation of upgrades and new products, market acceptance of new products, the timing and nature of sales, marketing, and research and development expenses by the Company and its competitors, other changes in operating expenses, personnel changes and general economic conditions. Additionally, certain financial institutions have recently merged and it is difficult for the Company to assess the future effect on the Company of these mergers and of other possible consolidations in the banking industry. Furthermore, it is believed that customer purchasing decisions were delayed by their devoting attention and resources to Year 2000 compliance issues. No assurance can be given that such variations will not occur in the future and, accordingly, the results of any one quarter or one year may not be indicative of the operating results for future quarters or years.

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

Competition

     The market for Internet Banking products and services is highly competitive and subject to rapid innovation and technological change, shifting consumer preferences and frequent new product introductions. The Company's Internet Banking products and services compete with services offered by a number of competitors, and competition may intensify as a result of new market entrants and industry consolidation. Financial institutions have developed Internet Banking products for their own customers and, in the future, may offer these services to other financial institutions. Other third parties also may develop Internet Banking products to offer to financial institutions. Computer software and data processing companies also offer Internet Banking services. The Company expects that competition in these areas will increase in the near future.

Reliance on Caller ID Leasing Revenues

     During 1999, approximately 38% of the Company's revenues were derived from the leasing of Caller ID products. The Company leases Caller ID adjunct units under an agreement with US West, whereby the Company leases Caller ID units directly to US West customers. The leasing program enables subscribers to pay a monthly fee for the equipment and provides the Company with a stream of recurring revenues. In 1996, US West ceased leasing new Caller ID adjunct units under the program. Notwithstanding the termination of this program, previously existing leases remain in effect. Although the Company is not able to estimate the effect on future operations of the discontinuation of the leasing program, the number of active records in the Company's installed lease base has historically decreased at a rate of approximately 30% per year. There can be no assurance that this trend or the realized gross margins on these revenues will continue. In January 2000, the Company received notification from its billing agent regarding proposed changes to the billing process for the US West Caller ID Lease Base. The pending changes, which could require the Company's lease billings to be removed from the U.S. West customer bills, could have a substantial effect on the rate of decline of the lease base, the cost of billing, and the Company's ability to pursue collections. Any changes in billing procedures could negatively affect the Company's revenue, cost of sales, gross margin, and cash flow in future periods.

Dependence on Key Employees

     The Company is highly dependent on certain key executive officers and technical employees to manage the operations and business of the Company as well as to implement the business plans of the Company on an ongoing basis. The loss of any such key employees could have an adverse impact on the future operations of the Company.

Volatility of Stock Price

     The market price of the Company's stock has experienced significant volatility. The stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology and development stage companies, and that volatility has often been unrelated to the operating performance of such companies. Factors such as announcements of the introduction of new products or services by the Company or its competitors, market conditions in the banking and other emerging growth company sectors and rumors relating to the Company or its competitors may have a significant impact on the market price of the Company's stock.

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

InteliData Common Stock Owned by WorldCorp

     As of March 13, 2000, all remaining Company shares owned by WorldCorp had been sold. Prior to that, as of December 31, 1999, WorldCorp owned approximately 6,100,000 shares or approximately 16% of the outstanding common stock of the Company.

     On February 12, 1999, WorldCorp announced that it had reached an agreement with it creditors to restructure the company. Pursuant to the restructuring, WorldCorp filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. In 1999, WorldCorp began the liquidation of its shares in InteliData to satisfy their obligations under the bankruptcy agreement.


ITEM 7a.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------------

     The Company currently has no long-term debt and is not currently engaged in any transactions that involve foreign currency. The Company does not engage in hedging activities.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Consolidated Financial Statements

   Consolidated Balance Sheets as of December 31, 1999 and 1998...............23

   Consolidated Statements of Operations for the Years Ended
     December 31, 1999, 1998 and 1997.........................................24

   Consolidated Statements of Changes in Stockholders' Equity for the Years
     Ended December 31, 1999, 1998 and 1997...................................25

   Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 1998 and 1997.........................................26

   Notes to Consolidated Financial Statements for the Years Ended
     December 31, 1999, 1998 and 1997.........................................27


Independent Auditors' Report..................................................39

                       INTELIDATA TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                       (in thousands, except share data)

                                                                                        1999            1998
                                                                                    ------------    ------------

ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                                      $      8,496    $      8,050
     Accounts receivable, net of allowances of $523
       in 1999 and $592 in 1998                                                            1,924           1,200
     Prepaid expenses and other current assets                                               138             143
                                                                                    ------------    ------------
         Total current assets                                                             10,558           9,393

  NONCURRENT ASSETS
     Property and equipment, net (Note 6)                                                    548             348
     Other assets                                                                            175             257
                                                                                    ------------    ------------
TOTAL ASSETS                                                                        $     11,281    $      9,998
                                                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                                                               $      2,343    $      1,344
     Accrued expenses and other liabilities (Note 7)                                       1,166             910
     Deferred revenues                                                                       616           2,143
     Net liabilities of discontinued operations (Note 4)                                      69           5,270
                                                                                    ------------    ------------
         Total current liabilities                                                         4,194           9,667

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY (Note 9)
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
         no shares issued and outstanding                                                     --              --
     Common stock, $0.001 par value; authorized 60,000,000 shares; issued
         38,691,040 shares in 1999 and 32,293,005 shares in 1998; outstanding
         38,009,540 shares in 1999 and 31,611,505 shares in 1998                              38              32
     Additional paid-in capital                                                          258,133         247,359
     Treasury stock, at cost                                                              (2,064)         (2,064)
     Deferred compensation                                                                  (345)           (152)
     Accumulated deficit                                                                (248,675)       (244,844)
                                                                                    -------------   ------------
TOTAL STOCKHOLDERS' EQUITY                                                                 7,087             331
                                                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     11,281    $      9,998
                                                                                    ============    ============

  See accompanying notes to consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                      (in thousands, except per share data)

                                                             1999            1998              1997
                                                          -----------     ---------       -----------
Revenues
     Software                                             $     2,152     $     823       $     1,040
     Consulting and services                                    1,992         1,138             1,229
     Leasing and other                                          6,272         8,077            10,252
                                                          -----------     ---------       -----------
         Total revenues                                        10,416        10,027            12,521
                                                          -----------     ---------       -----------
Cost of revenues
     Software                                                     460           109               223
     Consulting and services                                    1,283           509               987
     Leasing and other                                          1,322         2,038             5,637
                                                          -----------     ---------       -----------
         Total cost of revenues                                 3,065         2,656             6,847
                                                          -----------     ---------       -----------
         Gross profit                                           7,351         7,371             5,674

Operating expenses
     General and administrative                                 6,224         6,240             7,476
     Selling and marketing                                      2,483         2,969             4,250
     Research and development                                   4,115         2,652             4,347
     Unusual charges (Note 10)                                     --            --             2,035
                                                          -----------     ---------       -----------
         Total operating expenses                              12,822        11,861            18,108
                                                          -----------     ---------       -----------
         Operating loss                                        (5,471)       (4,490)          (12,434)
                                                          -----------     ---------       -----------
Other income (expense)
     Interest, net                                                350           874             1,271
                                                          -----------     ---------       -----------
         Total other income (expense)                             350           874             1,271
                                                          -----------     ---------       -----------

Loss before income taxes                                       (5,121)       (3,616)          (11,163)
Income taxes (Note 12)                                            --             --                --
                                                          -----------     ---------       -----------
Loss from continuing operations                                (5,121)       (3,616)          (11,163)

Discontinued operations (Note 4):
Loss from operation of telecommunications and
 Interactive service divisions (net of income taxes)             --         (18,049)          (78,931)
Gain (loss) on disposal of telecommunications and
 Interactive service divisions (net of income taxes)            3,226       (16,174)               --
                                                          ------------    -----------     -----------
         Total discontinued operations                          3,226       (34,223)          (78,931)
                                                          -----------     ---------       -----------

Net loss                                                       (1,895)      (37,839)          (90,094)

Preferred stock dividends and amortization of discounts            --            --                --
  arising from allocation of proceeds to warrants and          (1,936)           --                --
  beneficial conversion feature                           -----------     ---------       -----------
Net loss attributable to common stockholders              $    (3,831)    $ (37,839)      $   (90,094)
                                                          ===========     =========       ===========
Basic and diluted loss from continuing operations per     $     (0.21)    $   (0.11)      $     (0.35)
   common share                                           ===========     =========       ===========
Basic and diluted income (loss) from discontinued         $      0.10     $   (1.09)      $     (2.50)
    operations per common share                           ===========     =========       ===========
Basic and diluted loss per common share                   $     (0.11)    $   (1.20)      $     (2.85)
                                                          ===========     =========       ===========
Weighted average shares                                        33,367        31,450            31,574
                                                          ===========     =========       ===========

          See accompanying notes to consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (in thousands)

                                                                                               Accum-
                                                                                               ulated
                                                                                                Other
                                    Preferred    Common    Addi-              Rec-             Compre-             Compre-
                                      Stock       stock   tional            eivable  Deferred  hensive  Accumu-    hensive
                                   ----------  ---------  Paid-in Treasury from Sale  Compen-  Income   lated      (Loss)
                                   Shares Amt  Shares Amt Capital  Stock   of Stock   sation   (Loss)   Deficit    Income     Total
                                   ------ ---  ------ --- -------- ------- --------- -------- -------- ---------  --------  -------

Balance at January  1, 1997          --    --  31,817 $32 $243,757 $    -- $  (2,456)$   (133)$     -- $(116,911)           124,289
 Issuance of common stock:
  Employee stock purchase plan       --    --      45  --      128      --        --       --       --        --                128
  Exercise of options                --    --       1  --        5      --        --       --       --        --                  5
  Cancellation of accrued
    stock options                    --    --      --  --    1,809      --        --       --       --        --              1,809
  Purchase of treasury stock         --    --    (682) --       --  (2,064)       --       --       --        --             (2,064)
  Charge-off of advertising credit   --    --      --  --       --      --     2,456       --       --        --              2,456
  Compensation expense               --    --      --  --       --      --        --      115       --        --                115
  Unrealized gains on investments    --    --      --  --       --      --        --       --      425        --  $    425      425
  Net loss                           --    --      --  --       --      --        --       --       --   (90,094)  (90,094) (90,094)
                                                                                                                  --------
  Comprehensive loss                                                                                              $(89,699)
                                   ----   ---  ------ --- -------- ------- --------- -------- -------- ---------  --------  -------
Balance at December 31, 1997         --    --  31,181  32  245,699  (2,064)       --      (18)     425  (207,005)            37,069
 Issuance of common stock:
  Employee stock purchase plan       --    --      68  --       67      --        --       --       --        --                 67
  Exercise of options                --    --     300  --      294      --        --       --       --        --                294
 Issuance of restricted stock        --    --     156  --      462      --        --     (462)      --        --                 --
 Cancellation of restricted stock    --    --     (53) --     (159)     --        --      159       --        --                 --
 Cancellation of common stock        --    --     (40) --       --      --        --       --       --        --                 --
 Cancellation accrued
     stock options                   --    --      --  --      996      --        --       --       --        --                996
 Compensation expense                --    --      --  --       --      --        --      169       --        --                169
 Recognized gain on investments      --    --      --  --       --      --        --       --     (425)       --  $   (425)    (425)
 Net loss                            --    --      --  --       --      --        --       --       --   (37,839)  (37,839) (37,839)
                                                                                                                  --------
  Comprehensive loss                                                                                              $(38,264)
                                   ----   ---  ------ --- -------- ------- --------- -------- -------- ---------  --------- -------
Balance at December 31, 1998         --    --  31,612  32  247,359  (2,064)       --     (152)      --   244,844)               331
 Issuance of common stock:
  Employee stock purchase plan       --    --      23  --       27      --        --       --       --        --                 27
  Exercise of options                --    --   1,250   1    2,407      --        --       --       --        --              2,408
 Conversion of preferred stock       (1)   --   4,793   5       (5)     --        --       --       --        --                 --
 Issuance of Preferred Stock          1    --      --  --    5,670      --        --       --       --        --              5,670
   and warrants
 Amortization and accretion          --    --      --  --    1,936      --        --       --       --    (1,936)                --
   of preferred dividend
 Issuance of restricted stock        --    --     369  --      670      --        --     (670)      --        --                 --
 Cancellation of restricted stock    --    --     (37) --      (72)     --        --       72       --        --                 --
 Issuance of Warrants                --    --      --  --      141      --        --     (141)      --        --                 --
 Compensation expense                --    --      --  --       --      --        --      546       --        --                546
 Net loss                            --    --      --  --       --      --        --       --       --    (1,895) $ (1,895)  (1,895)
                                                                                                                  --------
 Comprehensive loss                                                                                             $ (1,895)
                                   ----   ---  ------ --- -------- ------- --------- -------- -------- ---------  --------  -------

Balance at December 31, 1999         --    --  38,010 $38 $258,133 $(2,064)$      -- $   (345)$     -- $(248,675)           $ 7,087
                                   ====  ==== ======= === ======== ======= ========= ======== ======== =========            =======

          See accompanying notes to consolidated financial statements.


                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (in thousands)


                                                                        1999           1998       1997
                                                                     ----------     ---------   ---------
Cash flows from operating activities
  Net loss                                                           $   (1,895)    $ (37,839)  $ (90,094)
  Adjustments to reconcile net loss to net cash
      used in (provided by) operating activities:
  Loss from discontinued operations                                          --        18,049      78,931
  Gain (loss) on disposal of discontinued operations                     (3,226)       16,174          --
  Impairment of advertising credits                                          --            --       2,456
  Depreciation and amortization                                             233         1,567       3,331
  Deferred compensation expense                                             546           169         115
  Other non-cash charges                                                     --          (425)        425
  Changes in operating assets and liabilities:
    Accounts receivable                                                    (724)         (804)        998
    Prepaid expenses and other current assets                                 5            22         884
    Other assets                                                             82            71       1,833
    Accounts payable                                                        999           588        (200)
    Accrued expenses                                                        256        (2,325)       (169)
    Deferred revenue                                                     (1,527)       (1,590)      4,253
                                                                     ----------     ---------   ---------
     Net cash (used in) provided by operating activities                 (5,251)       (6,343)      2,763
                                                                     -----------    ---------   ---------

Net cash used in (provided by) discontinued operations                   (1,975)        4,268     (26,612)
                                                                     ----------     ---------   ---------

Cash flows from investing activities
  Purchases of property and equipment-continuing operations                (433)          (95)       (516)
  Purchases of property and equipment-discontinued operations                --            --        (907)
  Sale of short-term investments                                             --         9,304       3,114
                                                                     ----------     ---------   ---------

     Net cash (used in) provided by investing activities                   (433)        9,209       1,691
                                                                     ----------     ---------   ---------

Cash flows from financing activities
  Proceeds (payments) related to borrowings-discontinued operations          --        (1,500)       (500)
  Proceeds from issuances of common stock                                 2,435           361         133
  Payments to acquire treasury stock                                         --            --      (2,064)
  Proceeds from the issuance of preferred stock                           5,670            --          --
                                                                     ----------     ---------   ---------

     Net cash provided by (used in) financing activities                  8,105        (1,139)     (2,431)
                                                                     ----------     ---------   ---------

     Increase (decrease) in cash and cash equivalents                       446         5,995     (24,589)

Cash and cash equivalents, beginning of year                              8,050         2,055      26,644
                                                                     ----------     ---------   ---------

Cash and cash equivalents, end of year                               $    8,496     $   8,050   $   2,055
                                                                     ==========     =========   =========


    See accompanying notes to consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(1)      ORGANIZATION

         InteliData Technologies Corporation ("InteliData" or the "Company"), is engaged in developing and marketing software products and services for financial institutions to assist in Internet Banking and electronic bill payment initiatives. The Company is incorporated in the State of Delaware and operates primarily from its corporate headquarters in Reston, Virginia.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany balances and transactions. Certain items from the 1998 and 1997 financial statements have been reclassified to conform to the 1999 financial statement presentation.

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

(c) Revenue Recognition - Revenue for off-the-shelf product is recorded when products are shipped and title passes to the customer. Lease revenue is recorded based on the units in service at the end of the prior month since these leases are cancelable at any time. Revenue from consulting, hosting, and maintenance contracts are recognized as services are provided. Beginning in 1998, the Company sold integrated solutions that bundle software products with customization, installation and training services. These arrangements are recognized using the percentage of completion method of accounting. Losses on uncompleted contracts are recorded when such amounts become determinable.

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

(g) Net (Liabilities) Assets of Discontinued Operations - Under various disposal plans adopted in 1997 and 1998, the Company has completed the divestiture of all of its telecommunications and interactive services businesses, excluding Caller ID adjunct leasing activities. See Note 4 to the financial statements.

(h) Deferred Revenues - The Company received $5 million from Visa in the fourth quarter of 1997, as a result of an agreement whereby the Company surrendered the right to certain future royalty payments. The cash payment was recorded in deferred revenues and was recognized in other revenues over the two year period of the arrangement. Other deferred revenues represents cash received for services to be provided.

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

(j) Accounting for Stock-Based Compensation - The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the Financial Accounting Standards Board in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure pursuant to SFAS 123.

(k) Net Loss Attributable to Common Stockholders per share - Basic and diluted loss per common share is computed by dividing net loss, after deducting preferred stock dividend requirements and amortization of the discounts on the preferred stock, by the weighted average number of shares of common stock outstanding during the year. The effects of stock options were not included in the loss per share computations because they would have been antidilutive.

(l) Fair Value of Financial Instruments - The carrying values of the Company's financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate their fair values.

(m) New Accounting Pronouncements - In June, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. As amended by SFAS 137, SFAS 133 is effective for fiscal years beginning after June 15, 2000.

(n) Long-Lived Assets - The Company considers the impairment of long-lived assets based on an assessment of the asset's ability to contribute to the profitability of the Company using estimates of expected future undiscounted cash flows.


(3)      SUBSEQUENT EVENTS

     In November, 1999, Home Financial Network, Inc. (HFN), a company in which InteliData held approximately a 25% ownership interest, signed a letter of intent to merge with Sybase, Inc. On January 20, 2000, the merger was completed. In exchange for its portion of ownership in HFN, InteliData received $5,867,000 in cash and 1,770,000 shares of Sybase stock. InteliData will recognize a gain of approximately $39,272,000 on such sale during the first quarter of 2000. InteliData accounted for such investment in HFN using the equity method. As of December 31, 1999, such investment's carrying value was zero. An escrow account was established to provide Sybase, Inc. indemnity protection against possible claims that might arise against HFN. Currently, 1332,000 shares of Sybase owned by InteliData remain in escrow, along with $440,000 of cash. These amounts reflect 7.5% of the transaction proceed and are payable to the Company on January 20, 2001.

(4)      DISCONTINUED OPERATIONS

     During the second quarter of 1998, the Company adopted a plan to dispose of its various telecommunications divisions through sale and liquidation. The Company's Caller ID adjunct inventory was sold in May 1998. The Company's Plexus inventory was sold in December 1998. The Company's IPS and Landmark inventory was sold in February, 1999. At December 31, 1999, the net liabilities of discontinued operations, consisting primarily of warehouse facilities, offset by liabilities associated with a building escrow, building shut-down costs and product reserves, have been classified as current liabilities at their estimated net realizable value.

Net revenues and loss from discontinued operations are as follows:

                                                       Years Ended  December 31,
                                                    ----------------------------
(in thousands)                                           1998            1997
--------------------------------------------------------------------------------
Net revenues                                          $ 23,567        $ 47,788
Cost of revenues                                        29,054          48,000
Operating expenses                                      32,803          78,658
Loss from operations                                   (38,290)        (78,870)
Income (benefit) taxes                                  (3,628)             61
Loss from discontinued operations                      (34,223)        (78,931)
--------------------------------------------------------------------------------


Net (liabilities) assets of discontinued operations are as follows:

                                                              December 31,
                                                    ----------------------------
(in thousands)                                            1999            1998
--------------------------------------------------------------------------------
Trade receivables, net                                $      -        $    864
Inventories and other current assets                         -             945
Property, plant and equipment, net                         588           1,000
Trade payables                                               -            (539)
Other current liabilities                                 (657)         (7,540)
                                                    ----------------------------
Net liabilities of discontinued operations            $    (69)       $ (5,270)
                                                      ========        ========
--------------------------------------------------------------------------------


Summary of Discontinued Operations

     The gain on disposal of the telecommunications and interactive services divisions (net of income taxes) was $3,226,000 in 1999 compared to a loss of $16,174,000 for the year ended December 31, 1998. The gain of $3,226,000 is attributable to specific events that occurred during the year including: favorable settlements with former telecommunications customers, the success of other settlements with vendors and negotiated expense settlements, aggressive collection efforts, and experiencing lower than anticipated shut-down costs such as warranty and customer service expenses associated with closing down the discontinued operations.

     During 1998, the loss from operations of telecommunications and interactive services divisions (net of income taxes) included $13,784,000 in inventory adjustments. The loss on disposal of telecommunications and interactive service divisions consisted of $2,696,000 in expected sales returns, $3,539,000 in property adjustments, $3,010,000 in provisions for doubtful customer accounts and $6,929,000 in actual and expected losses from operations from the measurement date through the date of disposal.


     During the third quarter of 1997, the Company recorded a provision for corporate restructuring of $1,003,000. This amount consists of $771,000 in employee reduction and related matters, $190,000 in obsolete equipment, and $42,000 in facilities closings. During the fourth quarter of 1997, the Company incurred employee reductions and relocation expenses aggregating $177,000 and a write-down related to obsolete equipment of $190,000 Additional accruals were posted for closing operations during 1998.

     During the third quarter of 1997, the Company announced a strategic repositioning of the Company's telecommunications. In connection with this repositioning and the aforementioned corporate restructuring, the Company's management evaluated its financial position and determined that it was appropriate to charge to discontinued operations the remaining unamortized costs of intangible assets due to impairment, to adjust inventory carrying amounts to market value, and to reflect certain additional restructuring charges, including charges for separation agreements with employees and charges associated with the termination of a joint venture agreement. Such third quarter 1997 charges aggregated $49,246,000 for the impairment of intangible assets; $11,333,000 for inventories and commitments; $1,003,000 for restructuring charges (see above); $1,434,000 for separation agreements; and $3,653,000 for assets relating to the joint venture. The impairment was based on the excess of the carrying value of the assets over the assets' fair values. The fair value of the assets were generally determined as the estimates of future discounted cash flows generated by the assets.

(5)      SEGMENT REPORTING

     The  Company  maintains  operations  in  two  primary  operating  segments:
Internet Banking and leasing. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in managing its operations. Management operates and organizes itself according to business units which comprise unique products and services. There are no intersegment sales. Operating (loss) income in these two market divisions represents total revenues less operating expenses, and excludes other income and expense and income taxes. Identifiable assets are those assets employed by each segment's operation. Segment financial information is as follows (in thousands):

                                    Internet
                                      Banking        Leasing       Consolidated
--------------------------------------------------------------------------------
1999
Revenues                                $ 6,493       $ 3,923           $10,416
Operating (loss) income                  (8,072)        2,601            (5,471)
Identifiable assets                      11,281            --            11,281
Depreciation and amortization               234            --               234
Capital expenditures                        433            --               433

1998
Revenues                                $ 4,683       $ 5,344           $10,027
Operating (loss) income                  (7,796)        3,306             4,490)
Identifiable assets                      10,050           861            10,911
Depreciation and amortization             1,361           206             1,567
Capital expenditures                         95            --                95

1997
Revenues                                $ 3,951       $ 8,570           $12,521
Operating (loss) income                 (16,286)        3,852           (12,434)
Identifiable assets                      13,466         1,515            14,981
Depreciation and amortization             1,345         1,986             3,331
Capital expenditures                        516            --               516

--------------------------------------------------------------------------------

(6)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31 (in thousands):

                                                        1999           1998
                                                    ----------      ----------
                  Leased product                       $ 2,287      $    2,182
                  Office equipment                       1,421           1,040
                  Furniture and fixtures                   191             139
                                                    ----------      ----------
                                                         3,899           3,361
                  Accumulated depreciation              (3,351)         (3,013)
                                                    ----------      ----------
                                                       $   548       $     348
                                                    ==========      ==========

(7)      ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities consists of the following at December 31 (in thousands):
                                                         1999           1998
                                                    ----------      ----------
                  Accrued compensation              $      399      $      293
                  Accrued professional fees                 72             181
                  Accrued tax liabilities                   13             276
                  Accrued insurance                        221             142
                  Other liabilities                        461              18
                                                     ---------      ----------
                                                    $    1,166      $      910
                                                    ==========      ==========

(8)      RELATED-PARTY TRANSACTIONS

         Strategic Business Partner

         In August 1994, the Company sold its electronic banking and bill pay operations (the "Visa Bill-Pay System") to Visa. As part of the Visa transaction, the Company's president was appointed to, and the Company's chairman was named an advisor to, the board of directors of Visa InterActive. Included in service fee revenues are $751,000 in 1997 related to services provided by the Company to Visa InterActive and Visa banks/members. In August 1997, Visa InterActive was sold to an unrelated party, and the Company's officers resigned from their Visa InterActive board positions.


(9)     STOCKHOLDERS' EQUITY

(a)      Issuance and Subsequent Conversion of Preferred Stock and Warrants

     On July 22, 1999, the Company issued 600 shares of 4% Convertible Preferred Stock, for net proceeds of $5,670,000. A portion of the proceeds was allocated to warrants and to the beneficial conversion feature of such preferred stock, with the resulting discount on the preferred stock being amortized as dividends. In the fourth quarter of 1999, all of the preferred stock was converted to common shares.

(b) Stock Options

     The Company sponsors several stock option plans which cover substantially all employees and directors. Options granted under such plans typically vest monthly over periods ranging from one to five years and generally expire after between eight and ten years, although some grants provide for vesting in annual increments or allow for accelerated vesting based upon reaching performance milestones. Most options granted under the plans allow the purchase of stock at the fair value of such common stock at the respective grant dates.

     In 1997 and in June 1998, employees other than the then President and Chief Executive Officer were given the opportunity to cancel their options and have them replaced with options with strike prices equal to the common stock's fair value on those dates (option repricing).

     A summary of stock option activity for each of the Company's stock option plans is as follows:

                                 Exercise Prices
                                 --------------------          Number
   Description                 Minimum    Maximum           of Options
  -----------                  -------    -------       -------------------

January 1, 1997                  $0.21      $23.65          3,124,559
  Granted                        $1.63       $6.00          2,916,450
  Exercised                      $4.50       $4.50             (1,000)
  Canceled                       $0.21      $23.75         (1,305,796)
                                                        -------------------
December 31, 1997                $0.21      $23.75          4,734,213
  Granted                        $0.63       $1.78            893,650
  Exercised                      $0.98       $0.98           (300,000)
  Canceled                       $0.21      $20.38         (2,346,600)
                                                        -------------------
December 31, 1998                $0.63      $20.38          2,981,263
  Granted                        $1.22       $4.91          2,584,850
  Exercised                      $1.38       $6.44         (1,334,945)
  Canceled                       $0.63       $7.13         (1,058,073)
                                                        -------------------
December 31, 1999                $0.63      $20.38          3,173,095
                                                        ===================

     The Company applies the intrinsic value method of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. In connection therewith, during 1998 and 1997, the Company recognized $18,000 and $115,000 of compensation expense in connection with option grants at exercise prices below fair market value on the dates of the grant.

     Had compensation cost been determined based on the fair value method of Statement of Financial Accounting Standards No. 123, the Company's net loss and loss per share (basic and diluted) for the years ended December 31, 1999, 1998 and 1997 would have been $7,679,000 and $.23 per share, $38,437,000 and $1.22 per share; and $95,180,000 and $3.01 per share, respectively.

     The weighted average fair value of options granted during 1999, 1998 and 1997 was $1.53, $1.15 and $2.57 per share, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model. For 1999 year-end, the following weighted average assumptions were used: no dividend yield, expected volatility of 156%, and a risk free interest rate of 5.5% per annum. For 1998 year-end, the following weighted average assumptions were used: no dividend yield, expected volatility of 136% and a risk free interest rate of 5.28 per annum. For 1997 year-end, the following weighted average assumptions were used: no dividend yield expected volatility of 85% and a risk-free interest rate of 6.00% per annum.

     The Company has options outstanding and exercisable in varying price ranges. The schedule below details the Company's options by price range:

                                 Options Outstanding        Options Exercisable
                         -------------------------------   --------------------
                                             Weighted                  Weighted
                                 Weighted     Average                   Average
       Range of        Number    Average     Exercise    Number of     Exercise
   Exercise Prices  Of Options   Life         Price       Options       Price
   ---------------  ----------   -------     ---------   ----------    ---------
    $0.69 - $2.375   2,712,731  7.3 years    $ 1.16        578,242        $ 1.15
    $2.38 - $4.75      464,400  7.9 years    $ 3.09          6,000        $ 3.13
    $4.76 - $7.125      43,000  6.4 years    $ 5.32         35,000        $ 5.42
    $7.13 - $18.86      64,464  2.5 years    $12.98         64,464        $12.98
    --------------   ---------  ---------    ---------   ---------      --------
                     3,284,595                             683,706
                     =========                           =========


(c)      Employee Stock Purchase Plan

     Under the Employee Stock Purchase Plan, approved in 1996, the Company is authorized to issue up to 500,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each period to have up to twenty percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. During the years ended December 31, 1999, 1998, and 1997 the Company issued 33,498, 44,307, and 68,056 shares of stock under the plan, respectively.

(d) Treasury Stock

     During 1997, the Company paid $2,064,000 to repurchase 681,500 shares of its common stock. The Company did not repurchase any shares in 1998 or 1999.

(e)      Stockholder Rights Plan

     In January 1998, the Company's Board of Directors adopted a Stockholder Rights Plan. The rights are designed to assure that all the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other tactics to gain control of the Company without paying all stockholders a control premium.

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

(10)     UNUSUAL CHARGES

     During the third quarter of 1997, the Company assessed and adjusted the carrying value of goodwill associated with an earlier acquisition. The impairment charge aggregated $2,035,000 and was based on the excess of the carrying value of the assets over the assets' fair values. The fair value of the assets were generally determined as the estimates of future discounted cash flows generated by the assets.

(11)     EMPLOYEE 401(k) SAVINGS PLAN

     The Company sponsors a defined contribution plan ("Plan") that qualifies for preferential tax treatment under Section 401(a) of the Internal Revenue Code. Participation in the Plan is available to employees who are at least twenty-one years of age and have three months of service. Company contributions to the Plan are based on a percentage of employee contributions. The Company contributed $60,000, $128,000, and $99,000 in 1999, 1998, and 1997,
respectively. Administrative expenses for the Plan were paid by the Company.

(12)     INCOME TAXES

     A reconciliation of taxes computed at the statutory federal tax rate on loss before income taxes from continuing operations to the actual income tax expense is as follows (in thousands):

                                                                           Years ended December 31,
                                                                           ------------------------
                                                                           1999     1998        1997
                                                                         -------   -------    -------

          Income tax benefit computed at the statutory rate              $(1,792)  $(1,266)   $(3,908)
          Other                                                               61        26         61
          Changes in valuation allowance                                   1,731     1,240      3,847
                                                                         -------   -------    -------
                 Income taxes                                            $    --   $    --    $    --
                                                                         =======   =======    =======


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998, are as follows (in thousands):

                                                           1998        1997
                                                           ----        ----
   Deferred tax assets:
   Net operating loss carryforwards                      $41,092       $ 33,239
   Accounts receivable and inventory revaluation             523          6,730
   Property and Equipment                                     56          1,100
   General business credit carryforward                      489            489
   Alternative minimum tax carryforward                       60             60
                                                         -------       --------
        Total gross deferred tax asset                    42,220         41,618
   Valuation allowance                                   (44,220)       (41,618)
                                                         -------       --------
        Net deferred tax assets                          $    --       $     --
                                                          ========     ========

     The net changes in the total valuation allowance for the years ended December 31, 1999, 1998 and 1997 were an increase of $602,000 $3,923,000 and
$15,485,000, respectively. A valuation allowance was established for deferred tax assets as of December 31, 1999 and 1998 because it was deemed, based on available evidence, that it is more likely than not that all of the deferred tax asset will not be realized.

     At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $117 million, which expire in 2007 through 2014, general business tax credits of approximately $489,000, which expire in 2005 through 2010, and an alternative minimum tax credit carryforward of approximately $60,000, which may be carried forward indefinitely and used to offset future regular taxable income.

(13)     MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company sells its products primarily to financial institutions in the United States and leases caller ID adjuncts to individual consumers. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process. The Company does not generally require collateral from customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

     Combined revenues from US West lease customers and the Visa Bill-Pay System royalties represented 60%, 81%, and 82% of total revenues for the years ending December 31, 1999, 1998, and 1997, respectively. In January, 2000, the Company received notification from its billing agent regarding proposed changes to the billing process for the US West Caller ID Lease Base. The pending changes, which could require the Company's lease billings to be removed from the US West customer bills, could have a substantial effect on the rate of decline of the lease base, the cost of billing, and the Company's ability to pursue collections. Any changes in billing procedures could negatively affect the Company's revenue, cost of sales, gross margin, and cash flow in future periods.

(14)     COMMITMENTS AND CONTINGENCIES

(a)      Leases

     The Company leases facilities and equipment under cancelable and noncancellable operating lease agreements. The facility leases are for terms from one to five years. Rent expense was $483,000, $877,000 and $1,054,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Future minimum lease payments under noncancellable operating leases with initial or remaining terms in excess of one year at December 31, 1999, were as follows (in thousands):

         Year ending December 31,
                    2000                                       $       513
                    2001                                               528
                    2002                                               544
                    2003                                               560
                    2004                                               114
                    2005 and thereafter                                  0
                                                               -----------
                        Total minimum lease payments           $     2,259
                                                               ===========

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

(15)     VALUATION AND QUALIFYING ACCOUNTS

     The components of significant valuation and qualifying accounts associated with accounts receivable for the years ended December 31, 1999 and 1998 were as follows (in thousands):

                  Balance, December 31, 1996                       $   1,788
                     Recoveries                                          (86)
                                                                ------------
                  Balance, December 31, 1997                       $   1,702
                     Recoveries                                         (361)
                     Charged to costs and expenses                        21
                     Write-offs                                         (770)
                                                                ------------
                  Balance, December 31, 1998                       $     592
                     Recoveries                                         (217)
                     Charged to costs and expenses                         -
                     Write-offs                                          148
                                                                ------------
                  Balance, December 31, 1999                       $     523
                                                                ============



                                   * * * * * *

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of InteliData Technologies Corporation
Reston, Virginia

We have audited the accompanying consolidated balance sheets of InteliData Technologies Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InteliData Technologies Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 16, 2000

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
--------------------------------------------------------------
           ACCOUNTING AND FINANCIAL DISCLOSURE
           -----------------------------------

              None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

Directors

     The Company incorporates herein by reference the information concerning directors contained in its Proxy Statement for its 2000 Stockholder's Meeting to be filed within 120 days after the end of the Company's fiscal year (the "1999 Proxy Statement").

Executive Officers

     The following table sets forth the names and ages of all executive officers of the Company and all positions and offices within the Company presently held by such executive officers:

  Name                     Age  Position Held
  ----                     ---  -------------
  William F. Gorog         74   Chairman of the Board
  Alfred S. Dominick, Jr.  54   President and Chief Executive Officer
  Steven P. Mullins        33   Vice President of Finance, Treasurer
                                 and Controller
  Thomas R. Oxendine       51   Chief Technology Officer and Vice President
  Albert N. Wergley        52   Vice President, General Counsel and Secretary

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

Alfred S. Dominick, Jr. has served as the President and Chief Executive Officer of the Company since August 1998. Prior to joining InteliData, Mr. Dominick served as president of the Retail Products Delivery Group at M&I Data Services. Prior to joining M&I Data Services in July 1995, he was Executive Vice President of Retail Banking and a member of the Executive Committee for Boatmen's Bancshares Corporation for three years. Prior to that Mr. Dominick was an Executive Vice President with Bank One Texas, since 1985. Prior to Bank One Texas, Mr. Dominick was a Senior Vice President with Fleet National Bank.

Steven P. Mullins has served as the Vice President of Finance, Treasurer and Controller of the Company since January, 2000. From January, 1999 to January, 2000, he served as Controller and Director of Finance and from June, 1997 to January, 1999, he served as

Director of Financial Planning of the Company. From 1995 to 1997, he ran a financial consulting practice. Previous to that he was an Administrator with the Fairfax County, Virginia Government.

Thomas R. Oxendine has served as Chief Technology Officer and Vice President of Engineering and Implementation since June 1998. From 1994 to 1998, he was Executive Vice President, Banking Systems, for Olivetti North America. From 1991 to 1994, he served as Vice President, Systems Division, and from 1988 to 1991, he was Regional Manager, Implementation and Support, for Olivetti North America. Previously he held various management positions with Ericsson Information Systems, ISC Systems Corp., and Durango Systems.

Albert N. Wergley has served as Vice President, General Counsel, and Secretary of the Company since November 1996. From May 1995 to November 1996, he served as Vice President and General Counsel of US Order. From 1986 to 1994, Mr. Wergley was vice president and general counsel of Verdix Corporation (now Rational Software Corporation), a manufacturer of software development tools. Previous to that he was associated with the McLean, Virginia office of the law firm of Reed Smith Shaw & McClay and with the law firm of Howrey & Simon in Washington, D.C.

Beneficial Ownership Reporting

     The Company  incorporates  herein by reference the information  required by
Item 405 of Regulation S-K contained in its 2000 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The Company incorporates herein by reference the information concerning executive compensation contained in the 2000 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 2000 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 2000 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)    1.     FINANCIAL STATEMENTS

              See Item 8 of this Report


       2.     FINANCIAL STATEMENT SCHEDULES

              See Item 8 of this Report


       3.     EXHIBITS



                                  EXHIBIT INDEX
          Exhibit
           Number                  Description
          --------                 ------------

           3.1 Certificate of Incorporation of InteliData Technologies Corporation. (Incorporated herein by reference to Appendix IV to the Joint Proxy Statement/Prospectus included in the Registration Statement on Form S-4 filed with the Commission on August 29, 1996, as amended, File Number 333-11081).

           3.1.1 Amendment to the Certificate of Incorporation. (Incorporated herein by reference to the Company's Registration Statement on Form S-8, File Number 333-93227).

           3.2 Bylaws of InteliData Technologies Corporation. (Incorporated herein by reference to Appendix V to the Joint Proxy Statement /Prospectus included in the Registration Statement on Form S-4 filed with the Commission on August 29, 1996, as amended, File Number 333-11081).

           4.1 Rights Agreement, dated as of January 21, 1998, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to the Registration Statement on Form 8-A filed with the Commission on January 26, 1998).

          10.1 Description of InteliData Technologies Corporation Merger Stock Compensation Plan. (Incorporated herein by reference to the Company's Registration Statement on Form S-8, File Number 333-76631).

          10.2     InteliData  Technologies   Corporation  1996  Incentive  Plan
                   (Incorporated   herein   by   reference   to  the   Company's
                   Registration Statement on Form S-8, File Number 333-16115).

          10.2.1   Description   of  Amendment  to  the  1996   Incentive   Plan
                   (Incorporated herein by reference to the Company's Proxy Statement filed with the Commission on September 9, 1999).

          10.3 InteliData Technologies Corporation Non-Employee Directors' Stock Option Plan. (Incorporated herein by reference to the Company's Registration Statement on Form S-8, File Number 333-16117).

          10.4 InteliData Technologies Corporation Employee Stock Purchase Plan. (Incorporated herein by reference to the Company's Registration Statement on Form S-8, File Number 333-16121).

          10.5 Employment Agreement dated April 5, 1999 between InteliData Technologies Corporation and Alfred S. Dominick, Jr. (Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1999).

     *    10.5.1   InteliData Technologies Corporation 1998 Chief Executive
                   Officer's Plan.

          10.6 Employment and Non-Competition Agreement dated December 17, 1997 between InteliData Technologies Corporation and Albert
                   N. Wergley. (Incorporated herein by reference to Exhibit 10 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     *    10.6.1   Amendment  to  the  Employment  and   Non-Competition
                   Agreement  between  InteliData  Technologies  Corporation and
                   Albert N. Wergley, dated June 14, 1999.

          10.7 Employment Agreement dated November 3, 1998 between InteliData Technologies Corporation and Thomas R. Oxendine. (Incorporated herein by reference to Exhibit 10 to the Company's Report on Form 10-K for the year ended December
                   31, 1998).

          10.8 General Release and Severance Agreement dated June 23, 1999 between InteliData Technologies Corporation and John C. Backus, Jr. (Incorporated herein by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended June 30, 1999).

   *      21.1     InteliData Technologies Corporation List of Significant
                   Subsidiaries.

   *      23.1     Consent of Deloitte & Touche LLP.

   *      27.1     Financial Data Schedule, December 31, 1999.


-------------
   * filed herewith

(b)    REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K/A with the Securities and Exchange Commission on November 4, 1999, in accordance with the provisions of
Item 601 of Regulation S/K, amending the Company's unaudited consolidated balance sheet as of September 30, 1999.

                *     *     *     *     *     *     *     *     *     *     *

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INTELIDATA  TECHNOLOGIES CORPORATION

                                 By      /s/ Alfred S. Dominick, Jr.
                                         ---------------------------------------
                                         Alfred S. Dominick, Jr.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date
---------                      -----                              ----

/s/ Alfred S. Dominick, Jr.   President, Chief Executive          March 29, 2000
---------------------------   Officer, Chief Financial
Alfred S. Dominick, Jr.       Officer and Director

/s/ William F. Gorog          Chairman of the Board               March 29, 2000
--------------------          and Director
William F. Gorog

/s/ Steven P. Mullins         Vice President of Finance,          March 29, 2000
---------------------         Treasurer and Controller
Steven P. Mullins             (Principal accounting officer)

/s/ Norman J. Tice            Director                            March 29, 2000
------------------
Norman J. Tice

/s/ Patrick F. Graham         Director                            March 29, 2000
---------------------
Patrick F. Graham

                              Director                            March 29, 2000
--------------------------
John J. McDonnell, Jr.

/s/ L. William Seidman        Director                            March 29, 2000
----------------------
L. William Seidman