Form 10-Q
period 2000-03-31
INTELIDATA TECHNOLOGIES CORP
filed 2000-05-12
CIK 1021810

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



For the Quarter ended: March 31, 2000           Commission File Number 000-21685



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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No
    ---------

The number of shares of the registrant's Common Stock outstanding on March 31, 2000 was 38,301,505.



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

            Condensed Consolidated Balance Sheets
            March 31, 2000 and December 31, 1999 ..............................3

            Condensed Consolidated Statements of Operations
            Three Months Ended March 31, 2000 and 1999 ........................4

            Condensed Consolidated Statement of Changes in Stockholders' Equity
            Three Months Ended March 31, 2000..................................5

            Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2000 and 1999.........................6

            Notes to Condensed Consolidated Financial Statements ..............7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations .........................................9

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk........13


PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................................13


SIGNATURE         ............................................................14

PART I:       FINANCIAL INFORMATION
-----------------------------------
ITEM 1.       FINANCIAL STATEMENTS
----------------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                  (in thousands, except share data; unaudited)

                                                                                        2000             1999
                                                                                    ------------    ------------
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                                      $     10,695    $      8,496
     Restricted cash                                                                         440              --
     Investments                                                                          35,949              --
     Accounts receivable, net of allowance for doubtful accounts                           2,377           1,924
     Prepaid expenses and other current assets                                               397             138
                                                                                    ------------    ------------
         Total current assets                                                             49,858          10,558

  NONCURRENT ASSETS
     Property and equipment, net                                                             895             548
     Other assets                                                                            195             175
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $     50,948    $     11,281
                                                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                                                               $      2,159    $      2,343
     Accrued expenses and other liabilities                                                2,123           1,166
     Deferred revenues                                                                        --             616
     Net liabilities of discontinued operations                                              949              69
                                                                                    ------------    ------------

TOTAL CURRENT LIABILITIES                                                                  5,231           4,194
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
        no shares issued and outstanding                                                      --              --
     Common stock, $0.001 par value; authorized 60,000,000 shares;
        issued 38,983,255 shares in 2000 and 38,691,040 shares in 1999;
        outstanding 38,301,755 shares in 2000 and 38,009,540 shares in 1999                   39              38
     Additional paid-in capital                                                          258,753         258,133
     Treasury stock, at cost                                                              (2,064)         (2,064)
     Deferred compensation                                                                  (255)           (345)
     Unrealized gain on investments, net of taxes                                          2,493              --
     Accumulated deficit                                                                (213,249)       (248,675)
                                                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                45,717           7,087
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     50,948    $     11,281
                                                                                    ============    ============



    See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                 (in thousands, except per share data; unaudited)


                                                          2000           1999
                                                      -----------    -----------
Revenues
  Software                                            $       436    $      162
  Consulting and services                                   1,094           189
  Leasing and other                                         1,089         1,773
                                                      -----------    -----------
      Total revenues                                        2,619         2,124
                                                      -----------    -----------

Cost of revenues
  Software                                                     --            16
  Consulting and services                                     574            41
  Leasing and other                                           418           380
                                                      -----------    -----------
      Total cost of revenues                                  992           437
                                                      -----------    -----------

      Gross profit                                          1,627         1,687

Operating expenses
  General and administrative                                1,401         1,638
  Selling and marketing                                     1,324           708
  Research and development                                  2,177           905
                                                      -----------    -----------
      Total operating expenses                              4,902         3,251
                                                      -----------    -----------
      Operating loss                                       (3,275)       (1,564)

Realized gains on sale of investment                       39,272            --
Other income                                                  152            43
                                                      -----------    -----------

Income (loss) before income taxes                          36,149        (1,521)
Provision for income taxes                                    723            --
                                                      -----------    -----------

Income (loss) from continuing operations                   35,426        (1,521)
Income (loss) from discontinued operations                     --            --
                                                      -----------    -----------

Net income (loss)                                     $    35,426    $   (1,521)
                                                      ===========    ===========

Earnings per common share
  Income (loss) from continuing operations            $      0.93    $    (0.05)
  Income (loss) from discontinued operations                 0.00          0.00
                                                      -----------    -----------
  Net income (loss)                                   $      0.93    $    (0.05)
                                                      ===========    ===========
Earnings per common share - assuming dilution
  Income (loss) from continuing operations            $      0.86           n/a
  Income (loss) from discontinued operations                 0.00           n/a
                                                      -----------
  Net income (loss)                                   $      0.86           n/a
                                                      ===========

Basic weighted-average shares                              38,147        31,693
                                                      ===========    ===========
Diluted weighted-average shares                            40,955           n/a
                                                      ===========


See accompanying notes to condensed consolidated financial statements.


                                              INTELIDATA TECHNOLOGIES CORPORATION
                              CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                               THREE MONTHS ENDED MARCH 31, 2000
                                                   (in thousands; unaudited)





                                          Common stock     Additional           Deferred Unrealized   Accumu-     Compre-
                                      -------------------    Paid-in  Treasury   Compen-   Gain on     lated      hensive
                                        Shares    Amount     Capital   Stock     sation  Investments  Deficit     Income     Total
                                      ---------- --------  ---------- --------- -------- ----------- -----------  -------   --------

Balance at January 1, 2000                38,010 $     38  $  258,133 $ (2,064) $  (345)  $        -  $(248,675)            $  7,087
  Issuance of common stock:
    Exercise of stock options                128        1         425        -        -            -          -                  426
    Employee stock purchase plan              10        -          21        -        -            -          -                   21
    Exercise of stock warrants               154        -         188        -        -            -          -                  188
  Cancellation of restricted stock             -        -         (14)       -       14            -          -                    -
  Compensation expense                         -        -           -        -       76            -          -                   76
  Unrealized gain on investments,
    net of taxes                               -        -           -        -        -        2,493          -     2,493      2,493
  Net income                                   -        -           -        -        -            -     35,426    35,426     35,426
                                                                                                                  -------
  Comprehensive income                                                                                             37,919
                                       --------- --------  ---------- --------- --------  ----------  ----------  =======   --------
Balance at March 31, 2000                 38,302 $     39  $  258,753 $ (2,064) $  (255)  $    2,493  $(213,249)            $ 45,717
                                      ========== ========  ========== ========= ========  ==========  ==========            ========




 See   accompanying   notes  to  condensed   consolidated  financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                             (in thousands; unaudited)



                                                             2000        1999
                                                           --------    ---------

Cash flows from operating activities
Net income                                                 $ 35,426    $ (1,521)
Adjustments to reconcile net income to net cash used in
operating activities:
  Gain on sale of investment                                (39,272)         --
  Deferred income taxes                                         723          --
  Depreciation and amortization                                  59          76
  Provision for losses on accounts receivable                    --         105
  Deferred compensation expense                                  76         181
  Changes in certain assets and liabilities:
    Accounts receivable                                        (453)        (30)
    Prepaid expenses and other current assets                  (279)         46
    Accounts payable                                           (184)        284
    Accrued expenses                                            183         (72)
    Deferred revenues                                          (616)       (133)
                                                           ---------   ---------
      Net cash used in operating activities                  (4,337)     (1,064)
                                                           ---------   ---------

Cash provided by (used in) operating activities of
  discontinued operations                                       880        (689)
                                                          ----------   ---------

Cash flows from investing activities
  Proceeds from the sale of investment                        5,427          --
  Purchases of property and equipment                          (406)         --
                                                          ----------   ---------
      Net cash provided by investing activities               5,021          --
                                                          ----------   ---------

Cash flows from financing activities
  Proceeds from issuance of common stock                        635          98
                                                          ----------   ---------
      Net cash provided by financing activities                 635          98
                                                          ----------   ---------

      Increase(decrease)in cash and cash equivalents          2,199      (1,655)

Cash and cash equivalents, beginning of period                8,496       8,050
                                                          ----------  ----------

Cash and cash equivalents, end of period                  $  10,695   $   6,395
                                                          ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


(1)      Basis of Presentation

                  The condensed consolidated balance sheet of InteliData Technologies Corporation ("InteliData" or "Company") as of March 31, 2000, and the related condensed consolidated statements of operations, changes in stockholders' equity, and cash flows for the three month periods ended March 31, 2000 and 1999 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

                  The condensed consolidated financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual audited financial statements and notes. These financial statements should be read in conjunction with the annual audited financial statements of the Company and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Form 10-K for the fiscal year ended December 31, 1999.

(2)      Segment Reporting

                  The Company maintains operations in two primary operating segments: Internet Banking and Leasing. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations. Management operates and organizes itself according to business units which comprise unique products and services. Operating (loss) income in these two market segments represents total revenues less operating expenses, and excludes other income and expense and income taxes. Segment financial information is as follows (in thousands):

         ------------------------------ ---------------- ---------  ------------
                                        Internet Banking  Leasing   Consolidated
         ------------------------------ ---------------- ---------  ------------
         2000 First Quarter
             Revenues                   $         1,784  $     835  $     2,619
             Operating (loss) income             (3,692)       417       (3,275)

         1999 First Quarter
             Revenues                   $         1,034  $   1,090  $     2,124
             Operating (loss) income             (2,274)       710       (1,564)
         ------------------------------ ---------------- --------- -------------

(3)      Sale of Investment in Home Financial Network, Inc.

                  On January 20, 2000,  Home Financial  Network,  Inc.  (HFN), a
         company in which InteliData held approximately a 25% ownership interest, merged with Sybase, Inc. InteliData accounted for its investment in HFN using the equity method. As of the merger date, such investment's carrying value was zero. In exchange for its portion of ownership in HFN, InteliData received approximately $5,867,000 in cash and approximately 1,770,000 shares of Sybase stock. InteliData recognized a gain of approximately $39,272,000 on this transaction during the first quarter of 2000. An escrow account was established to provide Sybase, Inc. indemnity protection against possible claims that might arise against HFN. Currently, approximately 133,000 shares of Sybase owned by InteliData remain in escrow, along with approximately $440,000 of cash. These amounts reflect 7.5% of the transaction proceeds and are payable to the Company on January 20, 2001, unless subject to claims under the escrow provision.

                  The Company considers this investment to be available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and as such, included within stockholders' equity as of March 31, 2000 is $2,493,000 of unrealized gain on investments (net of taxes), which represents the increase in the fair market value of the Sybase holdings from January 20, 2000 to March 31, 2000.

(4)      Discontinued Operations

                  The net liabilities of discontinued operations as of December 31, 1999 included a building in New Milford, Connecticut. The Company received net proceeds of $988,000 for the sale of the building during January 2000. Liabilities remaining in the discontinued operations include a reserve for potential environmental clean-up at the New Milford location, costs for legal shut-down of the former operating subsidiaries, potential warranty costs, and further potential settlements with telecom customers and others.

(5)      US West Caller ID Lease Base

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

                                   * * * * * *

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS
                -----------------------------------

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Revenues

         The Company's first quarter revenues were $2,619,000 in 2000 compared to $2,124,000 in 1999, an increase of $495,000. The increase is attributed primarily to an increase in software and related professional services revenues, offset by the expected decrease in the billable Caller ID leases and the royalties relating to the Visa Bill-Pay System. During the first quarter of 2000, software revenues contributed $436,000, consulting and services contributed $1,094,000 and other revenues contributed $1,089,000. Other revenues consisted of $835,000 from leasing activities, and $254,000 from royalties.

         During the first quarter of 1999, software revenues contributed $162,000, consulting and services contributed $189,000 and other revenues contributed $1,773,000. Other revenues consisted of $1,090,000 from leasing activities, and $683,000 from royalties relating to the Visa Bill-Pay System.

Cost of Revenues

         The Company's first quarter cost of revenues was $992,000 in 2000 compared to $437,000 in 1999, an increase of $555,000. The increase is attributed primarily to increased revenues, changes in product mix, and increased costs related to billings on the Caller ID leasing activities, which earned 50% gross profit margins in 2000 compared to 65% gross profit margins in 1999. During the first quarter of 2000, consulting and services costs totaled $574,000 and other cost of revenues totaled $418,000. Other cost of revenues consisted of expenses associated with leasing activities.

         During the first  quarter of 1999,  software  cost of revenues  totaled
$16,000, consulting and services costs totaled $41,000 and other cost of revenues totaled $380,000.

         Overall gross profit margins decreased to 62% for the first quarter of 2000 from 79% for the first quarter of 1999. The decrease in gross profit margins was attributed to changes in product mix and distribution, competitive pricing pressure, the introduction of new products and changes in the volume and terms of leasing activity, as well as the decrease in royalty revenues.

General and Administrative

         General and administrative expenses were $1,401,000 for the first quarter of 2000 as compared to $1,638,000 in the first quarter of 1999. The decrease of $237,000 was primarily the result of relocation expenses for the Company's headquarters that occurred in 1999. The Company also controlled general and administrative expenses and continues to assess its operations in managing the continued development of infrastructure to handle the anticipated business levels.

Selling and Marketing

         Selling and marketing expenses increased to $1,324,000 for the first quarter of 2000 from $708,000 for the same period last year. The increase of $616,000 is attributed primarily to increases in the number of selling and marketing employees, travel and professional services, advertising and trade shows. The Company's emphasis throughout 2000 will continue to be on marketing efforts in promoting the Company's brand and products.

Research and Development

         Research and development costs were $2,177,000 in the first quarter of 2000 as compared to $905,000 for the same period in 1999. The increase of $1,272,000 was largely attributable to increases in employees and outside consulting services. The Company incurs research and development expenses primarily in writing and developing the Interpose Transaction Engine for the Open Financial Exchange ("OFX") standard and building the Interactive Financial Exchange ("IFX")-based network electronic bill payment switch.

Realized Gains on Investments

         On January 20, 2000, Home Financial Network, Inc. (HFN), a company in which InteliData held approximately a 25% ownership interest, merged with Sybase, Inc. InteliData accounted for its investment in HFN using the equity method. As of the merger date, such investment's carrying value was zero. In exchange for its portion of ownership in HFN, InteliData received approximately $5,867,000 in cash and approximately 1,770,000 shares of Sybase stock. InteliData recognized a gain of approximately $39,272,000 on this transaction during the first quarter of 2000. An escrow account was established to provide Sybase, Inc. indemnity protection against possible claims that might arise against HFN. Currently, approximately 133,000 shares of Sybase owned by InteliData remain in escrow, along with approximately $440,000 of cash. These amounts reflect 7.5% of the transaction proceeds and are payable to the Company on January 20, 2001.

         The Company considers this investment to be available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and as such, included within stockholders' equity as of March 31, 2000 is $2,493,000 of unrealized gain on investments (net of taxes), which represents the increase in the fair market value of the Sybase holdings from January 20, 2000 to March 31, 2000. Future disposition of the Sybase shares will be reflected as gains or losses based on the then market value as the transactions occur.

Other Income

         Other income, primarily interest income, was $152,000 for the first quarter of 2000 compared to $43,000 for the same period in the prior year. The increase of $109,000 was due to the increased cash and cash equivalents balance for the first quarter of 2000 compared to the first quarter of 1999.

Discontinued Operations

         Discontinued operations for the Company consist of business activities of the telecommunications and interactive services divisions. During 1998, the Company recorded liabilities to account for the operations and activities of discontinued operations.

         The net liabilities of discontinued operations as of December 31, 1999 included a building in New Milford, Connecticut. The Company received net proceeds of $988,000 for the sale of the building during January 2000.
Liabilities remaining in the discontinued operations include a reserve for potential environmental clean-up at the New Milford location, costs for legal shut-down of the former operating subsidiaries, potential warranty costs, and further potential settlements with telecom customers and others.

Weighted-Average Shares and Basic and Diluted Income (Loss) Per Common Share

         The basic weighted-average shares increased to 38,147,000 for the first quarter of 2000 compared to 31,693,000 for the first quarter of 1999. The increase resulted primarily from the exercise of stock options and warrants, stock purchases under the Employee Stock Purchase Plan, and the granting of certain stock awards during 1999. Also, during the third and fourth quarter of 1999, all convertible preferred stock, which had been issued in July 1999, was converted into common stock.

         As a result of the foregoing, basic earnings per common share (EPS) was $0.93 compared to a loss of $0.05 for the first quarters of 2000 and 1999, respectively.

         The earnings per common share assuming dilution (diluted EPS) was $0.86 for the first quarter of 2000. Because of losses in the first quarter of 1999, no potential common shares were dilutive in that period.


LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 2000, the Company's cash and cash equivalents increased by $2,199,000, resulting from cash proceeds from the sale of the investment in HFN, the sale of the building in discontinued operations, and the exercises of stock options and warrants. These proceeds were offset by the financing of current operations and working capital, as well as capital expenditures. At March 31, 2000, the Company had cash and cash equivalents of $10,695,000 and working capital of $44,627,000 with no long-term debt.

         During the first quarter of 2000, cash used in operating activities was $4,337,000 compared to $1,064,000 in the same period in 1999. Cash flows from operating activities during the first quarter of 2000 included uses of cash for certain fixed operating expenses and increases in accounts receivable and prepaid expenses.

         Discontinued operations provided net cash of $880,000 in the first quarter of 2000 compared to using $689,000 in the first quarter of 1999. The Company received net proceeds of $988,000 for the sale of the building during January 2000. Liabilities remaining in the discontinued operations include a reserve for potential environmental clean-up at the New Milford location, costs for legal shut-down of the former operating subsidiaries, potential warranty costs, and further potential settlements with telecom customers and others.

         The Company's investing activities during the first quarter of 2000 provided net cash of $5,021,000, primarily from the sale of the investment in HFN, offset by the purchase of certain property and equipment to support the increase in employees and infrastructure.

         Financing activities provided $635,000 in the first quarter of 2000 compared to $98,000 in the same period in 1999. Financing activities in the first quarter of 2000 consisted of proceeds from the sale of the Company's common stock through stock options exercises, stock warrant exercises and the Employee Stock Purchase Plan. Financing activities in the first quarter of 1999 consisted of proceeds from the sale of the Company's common stock through stock option exercises.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, pricing pressure, product demand and market acceptance risks, pace of consumer acceptance of Internet banking, mergers and acquisitions, risk of integration of the Company's technology by large software companies, the ability of financial institution customers to implement applications in the anticipated time frames or with the anticipated features, functionality or benefits, reliance on key strategic alliances and newly emerging technologies, the on-going viability of the mainframe marketplace and demand for traditional mainframe products, the ability to attract and retain key employees, the availability of cash for growth, the market value of the Company's investment, product obsolescence, ability to reduce product costs, fluctuations in operating results, ability to continue funding operating losses, delays in development of highly complex products and other risks detailed from time to time in InteliData filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 1999. These risks could cause the Company's actual results for 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, InteliData. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------


         The Company currently has no long-term debt and is not currently engaged in any transactions that involve foreign currency. The Company does not engage in hedging activities.



PART II: OTHER INFORMATION
--------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a)      Exhibits
         --------

         None.


(b)      Reports on Form 8-K
         -------------------

         None.

                                                SIGNATURE


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 INTELIDATA TECHNOLOGIES CORPORATION



                                 By:    /s/ Alfred S. Dominick, Jr.
                                        ---------------------------
                                       Alfred S. Dominick, Jr.
                                       President, Chief Executive Officer, Chief
                                       Financial Officer, and Director