Form 10-Q/A
period 2000-03-31
INTELIDATA TECHNOLOGIES CORP
filed 2000-08-02
CIK 1021810

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549
                            ------------------------



                                    FORM 10-Q/A



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

                                EXPLANATORY NOTE

This interim report on Form 10-Q/A is being filed as a result of the Company's restatement of its condensed consolidated financial statements as of and for the three months ended March 31, 2000.

In valuing the January 20, 2000 merger between Home Financial Network, Inc. ("HFN") and Sybase, Inc. ("Sybase"), the Company accounted for all of the Sybase common stock and cash received for its 25% ownership interest in HFN, but did not value certain warrants to purchase Sybase common stock that were received upon the exchange of warrants to purchase HFN common stock in connection with the merger. The estimated fair market value of these warrants as of the merger date was approximately $3,332,000.


As a result, the Company has restated its financial results for the period ended March 31, 2000, which now include an additional non-operating gain recognized by the Company, as well as an additional $315,000 of unrealized gain on investments (net of taxes) for the period. This Form 10-Q/A reflects the effects of the restatement of the Company's financial results.

================================================================================

                       INTELIDATA TECHNOLOGIES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q/A

                                TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION

   Item 1.  Unaudited Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets
            March 31, 2000 (as restated) and December 31, 1999 ................4

            Condensed Consolidated Statements of Operations
            Three Months Ended March 31, 2000 (as restated) and 1999 ..........5

            Condensed Consolidated Statement of Changes in Stockholders' Equity
            Three Months Ended March 31, 2000 (as restated)....................6

            Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2000 (as restated) and 1999...........7

            Notes to Condensed Consolidated Financial Statements ..............8

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ........................................11

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk........15


PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................................15


SIGNATURE         ............................................................16

PART I:       FINANCIAL INFORMATION
-----------------------------------
ITEM 1.       FINANCIAL STATEMENTS
----------------------------------

                      INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                  (in thousands, except share data; unaudited)

                                                                                        2000
                                                                                     (as restated)       1999
                                                                                    ------------    ------------
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                                      $     10,695    $      8,496
     Restricted cash                                                                         440              --
     Investments                                                                          39,602              --
     Accounts receivable, net of allowance for doubtful accounts                           2,377           1,924
     Prepaid expenses and other current assets                                               397             138
                                                                                    ------------    ------------
         Total current assets                                                            53,511          10,558

  NONCURRENT ASSETS
     Property and equipment, net                                                             895             548
     Other assets                                                                            195             175
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $     54,601    $     11,281
                                                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                                                               $      2,159    $      2,343
     Accrued expenses and other liabilities                                                2,196           1,166
     Deferred revenues                                                                        --             616
     Net liabilities of discontinued operations                                              949              69
                                                                                    ------------    ------------

TOTAL CURRENT LIABILITIES                                                                  5,304           4,194
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
        no shares issued and outstanding                                                      --              --
     Common stock, $0.001 par value; authorized 60,000,000 shares;
        issued 38,983,255 shares in 2000 and 38,691,040 shares in 1999;
        outstanding 38,301,755 shares in 2000 and 38,009,540 shares in 1999                   39              38
     Additional paid-in capital                                                          258,753         258,133
     Treasury stock, at cost                                                              (2,064)         (2,064)
     Deferred compensation                                                                  (255)           (345)
     Accumulated other comprehensive income                                                2,808              --
     Accumulated deficit                                                                (209,984)       (248,675)
                                                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                49,297           7,087
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     54,601    $     11,281
                                                                                    ============    ============



    See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                 (in thousands, except per share data; unaudited)


                                                          2000
                                                     (as restated)       1999
                                                      -----------    -----------
Revenues
  Software                                            $       436    $      162
  Consulting and services                                   1,094           189
  Leasing and other                                         1,089         1,773
                                                      -----------    -----------
      Total revenues                                        2,619         2,124
                                                      -----------    -----------

Cost of revenues
  Software                                                     --            16
  Consulting and services                                     574            41
  Leasing and other                                           418           380
                                                      -----------    -----------
      Total cost of revenues                                  992           437
                                                      -----------    -----------

      Gross profit                                          1,627         1,687

Operating expenses
  General and administrative                                1,401         1,638
  Selling and marketing                                     1,324           708
  Research and development                                  2,177           905
                                                      -----------    -----------
      Total operating expenses                              4,902         3,251
                                                      -----------    -----------
Operating loss                                             (3,275)       (1,564)

Realized gain on sale of investment                        42,604            --
Other income                                                  152            43
                                                      -----------    -----------

Income (loss) before income taxes                          39,481        (1,521)
Provision for income taxes                                    790            --
                                                      -----------    -----------

Income (loss) from continuing operations                   38,691        (1,521)
Income (loss) from discontinued operations                     --            --
                                                      -----------    -----------

Net income (loss)                                     $    38,691    $   (1,521)
                                                      ===========    ===========

Basic earnings per common share
  Income (loss) from continuing operations            $      1.01    $    (0.05)
  Income (loss) from discontinued operations                 0.00          0.00
                                                      -----------    -----------
  Net income (loss)                                   $      1.01    $    (0.05)
                                                      ===========    ===========
Diluted earnings per common share
  Income (loss) from continuing operations            $      0.94         (0.05)
  Income (loss) from discontinued operations                 0.00          0.00
                                                      -----------    -----------
  Net income (loss)                                   $      0.94         (0.05)
                                                      ===========    ===========

Basic weighted-average common shares outstanding           38,147        31,693
                                                      ===========    ===========
Diluted weighted-average common shares outstanding         40,955        31,693
                                                      ===========    ===========


See accompanying notes to condensed consolidated financial statements.


                                              INTELIDATA TECHNOLOGIES CORPORATION
                              CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                               THREE MONTHS ENDED MARCH 31, 2000 (as restated)
                                                   (in thousands; unaudited)




                                                                                         Accumulated
                                          Common stock     Additional           Deferred    Other      Accumu-    Compre-
                                      -------------------    Paid-in  Treasury   Compen- Comprehensive lated      hensive
                                        Shares    Amount     Capital   Stock     sation     Income     Deficit     Income     Total
                                      ---------- --------  ---------- --------- -------- ----------- -----------  -------   --------

Balance at January 1, 2000                38,010 $     38  $  258,133 $ (2,064) $  (345)  $        -  $(248,675)            $  7,087
  Issuance of common stock:
    Exercise of stock options                128        1         425        -        -            -          -                  426
    Employee stock purchase plan              10        -          21        -        -            -          -                   21
    Exercise of stock warrants               154        -         188        -        -            -          -                  188
  Cancellation of restricted stock             -        -         (14)       -       14            -          -                    -
  Compensation expense                         -        -           -        -       76            -          -                   76
  Unrealized gain on investments,
    net of taxes                               -        -           -        -        -        2,808          -     2,808      2,808
  Net income                                   -        -           -        -        -            -     38,691    38,691     38,691
                                                                                                                  -------
  Comprehensive income                                                                                             41,499
                                       --------- --------  ---------- --------- --------  ----------  ----------  =======   --------
Balance at March 31, 2000                 38,302 $     39  $  258,753 $ (2,064) $  (255)  $    2,808  $(209,984)            $ 49,297
                                      ========== ========  ========== ========= ========  ==========  ==========            ========




 See   accompanying   notes  to  condensed   consolidated  financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                            (in thousands; unaudited)



                                                             2000
                                                        (as restated)    1999
                                                           --------    ---------

Cash flows from operating activities
Net income (loss)                                          $ 38,691    $ (1,521)
Adjustments to reconcile net income to net cash used in
operating activities:
  Gain on sale of investment                                (42,604)         --
  Deferred income taxes                                         790          --
  Depreciation and amortization                                  59          76
  Provision for losses on accounts receivable                    --         105
  Deferred compensation expense                                  76         181
  Changes in certain assets and liabilities:
    Accounts receivable                                        (453)        (30)
    Prepaid expenses and other current assets                  (279)         46
    Accounts payable                                           (184)        284
    Accrued expenses                                            183         (72)
    Deferred revenues                                          (616)       (133)
                                                           ---------   ---------
      Net cash used in operating activities                  (4,337)     (1,064)
                                                           ---------   ---------

Cash provided by (used in) operating activities of
  discontinued operations                                       880        (689)
                                                          ----------   ---------

Cash flows from investing activities
  Proceeds from the sale of investment                        5,427          --
  Purchases of property and equipment                          (406)         --
                                                          ----------   ---------
      Net cash provided by investing activities               5,021          --
                                                          ----------   ---------

Cash flows from financing activities
  Proceeds from issuance of common stock                        635          98
                                                          ----------   ---------
      Net cash provided by financing activities                 635          98
                                                          ----------   ---------

      Increase (decrease) in cash and cash equivalents        2,199      (1,655)

Cash and cash equivalents, beginning of period                8,496       8,050
                                                          ----------  ----------

Cash and cash equivalents, end of period                  $  10,695   $   6,395
                                                          ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 (As Restated) AND 1999
                                   (Unaudited)


(1)      Basis of Presentation

                  The condensed consolidated balance sheet of InteliData Technologies Corporation (InteliData or Company) as of March 31, 2000, and the related condensed consolidated statements of operations, changes in stockholders' equity, and cash flows for the three month periods ended March 31, 2000 and 1999 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

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
         ------------------------------ ---------------- --------- -------------

(3)      Sale of Investment in Home Financial Network, Inc.

               On January 20, 2000, Home Financial Network, Inc. (HFN), a company in which InteliData held approximately a 25% ownership interest, merged with Sybase, Inc. InteliData accounted for its investment in HFN using the equity method. As of the merger date, such investment's carrying value was zero. In exchange for its portion of ownership in HFN, InteliData received approximately $5,867,000 in cash and approximately 1,770,000 shares of Sybase stock. The Company also held warrants to purchase HFN common stock. As part of the merger agreement, such warrants were converted into warrants to purchase Sybase common stock. The Company received 640,000 "warrant units" with an exercise price of $2.60 per warrant unit. Upon exercise of each warrant unit, the Company is entitled to receive $1.153448 in cash and
          0.34794 share of Sybase common stock. InteliData recognized a gain of approximately $42,604,000 on this transaction during the first quarter of 2000.

               An escrow account was established to provide Sybase, Inc. indemnity protection against possible claims that might arise against HFN. Currently, approximately 133,000 shares of Sybase owned by InteliData remain in escrow, along with approximately $440,000 of cash. These amounts are payable to the Company on January 20, 2001, unless subject to claims under the escrow provision.

               The Company considers this investment to be available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and as such, included within stockholders' equity as of March 31, 2000 is $2,808,000 of unrealized gain on investments (net of taxes), which represents the increase in the fair market value of the Sybase holdings from January 20, 2000 to March 31, 2000.

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


(6)      Restatement

               As described in Note 3, the Company received warrants to purchase Sybase common stock in exchange for its warrants to purchase HFN common stock. Subsequent to the issuance of the Company's financial statements as of and for the three months ended March 31, 2000, the Company's management determined that the value of such Sybase warrants should have been included in the determination of the gain on the sale of HFN and the valuation of investment in Sybase. As such, the accompanying financial statements as of and for the three months ended March 31, 2000 have been restated to recognize an additional non-operating gain of $3,332,000 in the first quarter and to record $315,000 of unrealized gains representing the increase in the fair value of the warrants from January 20, 2000 to March 31, 2000, as follows (in thousand, except per share data):

                                                  As Previously
                                                    Reported         As Restated
                                                 -------------       -----------

         As of March 31, 2000:

              Investments                             $35,949            $39,602
              Total Assets                             50,948             54,601
              Accumulated other comprehensive income    2,493              2,808
              Stockholders' equity                     45,717             49,297

         For the three months ended March 31, 2000:

              Realized gain on sale of investment      39,272             42,604
              Net income                               35,426             38,691

              Basic earnings per common share            0.93               1.01
              Diluted earnings per common share          0.86               0.94


                                   * * * * * *

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS
                -----------------------------------

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     As described in Note 3 and 6, the Company received warrants to purchase Sybase common stock in exchange for its warrants to purchase HFN common stock. Subsequent to the issuance of the Company's financial statements as of and for the three months ended March 31, 2000, the Company's management determined that the value of such Sybase warrants should have been included in the determination of the gain on the sale of HFN and the valuation of the investment in Sybase. As such, the accompanying financial statements as of and for the three months ended March 31, 2000 have been restated to recognize an additional non-operating gain of $3,332,000 in the first quarter and to record $315,000 of unrealized gains representing the increase in the fair value of the warrants from January 20, 2000 to March 31, 2000.

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

Research and Development

     Research and development costs were $2,177,000 in the first quarter of 2000 as compared to $905,000 for the same period in 1999. The increase of $1,272,000 was largely attributable to increases in employees and outside consulting services. The Company incurs research and development expenses primarily in writing and developing the Interpose Transaction Engine for the Open Financial Exchange (OFX) standard and building the Interactive Financial Exchange
(IFX)-based network electronic bill payment switch.

Realized Gains on Investments

     On January 20, 2000, Home Financial Network, Inc. (HFN), a company in which InteliData held approximately a 25% ownership interest, merged with Sybase, Inc. InteliData accounted for its investment in HFN using the equity method. As of the merger date, such investment's carrying value was zero. In exchange for its portion of ownership in HFN, InteliData received approximately $5,867,000 in cash and approximately 1,770,000 shares of Sybase stock. The Company also held warrants to purchase HFN common stock. As part of the merger agreement, such warrants were converted into warrants to purchase Sybase common stock. The Company received 640,000 "warrant units" with an exercise price of $2.60 per warrant unit. Upon exercise of each warrant unit, the Company is entitled to receive $1.153448 in cash and 0.34794 share of Sybase common stock. InteliData recognized a gain of approximately $42,604,000 on this transaction during the first quarter of 2000.

     An escrow account was established to provide Sybase, Inc. indemnity protection against possible claims that might arise against HFN. Currently, approximately 133,000 shares of Sybase owned by InteliData remain in escrow, along with approximately $440,000 of cash. These amounts are payable to the Company on January 20, 2001 unless subject to claims under the escrow provision.

     The Company considers this investment to be available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and as such, included within stockholders' equity as of March 31, 2000 is $2,808,000 of unrealized gain on investments (net of taxes), which represents the increase in the fair market value of the Sybase holdings from January 20, 2000 to March 31, 2000. Future disposition of the Sybase shares will be reflected as gains or losses based on the then market value as the transactions occur.


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

     As a result of the foregoing, basic earnings per common share (EPS) was $1.01 compared to a loss of $0.05 for the first quarters of 2000 and 1999, respectively.

     The earnings per common share assuming dilution (diluted EPS) was $0.94 for the first quarter of 2000. Because of losses in the first quarter of 1999, no potential common shares were dilutive in that period.


LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 2000, the Company's cash and cash equivalents increased by $2,199,000, resulting from cash proceeds from the sale of the investment in HFN, the sale of the building in discontinued operations, and the exercises of stock options and warrants. These proceeds were offset by the financing of current operations and working capital, as well as capital expenditures. At March 31, 2000, the Company had cash and cash equivalents of $10,695,000 and working capital of $48,207,000 with no long-term debt.

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


CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Act).

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