Form 10-Q
period 2000-06-30
INTELIDATA TECHNOLOGIES CORP
filed 2000-08-14
CIK 1021810

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



For the Quarter ended: June 30, 2000            Commission File Number 000-21685



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

The number of shares of the registrant's Common Stock outstanding on June 30, 2000 was 38,416,588.



================================================================================

                       INTELIDATA TECHNOLOGIES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



Page
PART I - FINANCIAL INFORMATION

    Item 1. Unaudited Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets
            June 30, 2000 and December 31, 1999 ............................   3

            Condensed Consolidated Statements of Operations
            Three and Six Months Ended June 30, 2000 and 1999 ..............   4

            Condensed Consolidated Statement of Changes in Stockholders' Equity
            Six Months Ended June 30, 2000..................................   5

            Condensed Consolidated Statements of Cash Flows
            Six Months Ended June 30, 2000 and 1999.........................   6

            Notes to Condensed Consolidated Financial Statements ...........   7

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations ......................................   9

    Item 3. Quantitive and Qualitative Disclosures About Market Risk........  16

    Item 4. Submission of Matters to a Vote of Security Holders.............  17

PART II - OTHER INFORMATION


    Item 6. Exhibits and Reports on Form 8-K................................  17


SIGNATURES       ...........................................................  18

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                  (in thousands, except share data; unaudited)

                                                             2000         1999
                                                          ----------   ---------

ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                            $  18,268    $  8,496
     Restricted cash                                            440          --
     Investments                                             33,456          --
     Accounts receivable, net of allowance                    1,814       1,924
          for doubtful accounts
     Prepaid expenses and other current assets                  182         138
                                                          ----------   ---------
         Total current assets                                54,160      10,558

  NONCURRENT ASSETS
     Property and equipment, net                              2,586         548
     Other assets                                               195         175
                                                          ----------   ---------
TOTAL ASSETS                                              $  56,941    $ 11,281
                                                          ==========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                                     $   3,931    $  2,343
     Accrued expenses and other liabilities                   3,421       1,166
     Deferred revenues                                           --         616
     Net liabilities of discontinued operations                 834          69
                                                          ----------   ---------
TOTAL CURRENT LIABILITIES                                     8,186       4,194


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized
       5,000,000 shares; no shares issued and outstanding        --          --
     Common stock, $0.001 par value; authorized 60,000,000
        shares; issued 39,098,088 shares in 2000 and
        38,691,040 shares in 1999; outstanding 38,416,588        39          38
        shares in 2000 and 38,009,540 shares in 1999
     Additional paid-in capital                             260,434     258,133
     Treasury stock, at cost                                 (2,064)     (2,064)
     Deferred compensation                                     (858)       (345)
     Accumulated other comprehensive income                   6,033          --
     Accumulated deficit                                   (214,829)   (248,675)
                                                          ----------   ---------
TOTAL STOCKHOLDERS' EQUITY                                   48,755       7,087
                                                          ----------   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  56,941    $ 11,281
                                                          ==========   =========

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                (in thousands, except per share data; unaudited)

                                                                         Three months ended Six months ended
                                                                      June 30,                          June 30,
                                                          -----------------------------      --------------------------
                                                              2000              1999            2000               1999
                                                          -----------      -----------       -----------      ---------
Revenues
     Software                                             $    165         $     368         $    601         $     530
     Consulting and services                                   819               777            1,913               966
     Leasing and other                                         911             1,658            2,000             3,431
                                                          -----------      -----------       -----------      ----------
         Total revenues                                      1,895             2,803            4,514             4,927
                                                          -----------      -----------       -----------      ----------

Cost of revenues
     Software                                                   --                37               --                53
     Consulting and services                                   933               260            1,507               301
     Leasing and other                                         312               318              730               698
                                                          -----------      -----------       -----------      ----------
         Total cost of revenues                              1,245               615            2,237             1,052
                                                          -----------      -----------       -----------      ----------
         Gross profit                                          650             2,188            2,277             3,875

Operating Expenses
     General and administrative                              1,884             2,155            3,285             3,796
     Selling and marketing                                   1,816               504            3,140             1,212
     Research and development                                3,450               698            5,627             1,603
                                                          -----------      -----------       -----------      ----------
         Total operating expenses                            7,150             3,357           12,052             6,611
                                                          -----------      -----------       -----------      ----------

Operating loss                                              (6,500)           (1,169)          (9,775)           (2,736)
Realized gains on sales of investments                       1,387                --           43,991                --
Other income                                                   168                77              320               120
                                                          -----------      -----------       -----------      ----------
Income (loss) before income taxes                           (4,945)           (1,092)          34,536            (2,616)
Provision (benefit) for income taxes                          (100)               --              690                --
                                                          -----------      -----------       -----------      ----------
Income (loss) from continuing operations                    (4,845)           (1,092)          33,846            (2,616)
Discontinued operations - Gain from operation of
     telecommunications and interactive service
     divisions (net of income taxes)                            --             1,309               --             1,309
                                                          -----------      -----------       -----------      ----------
Net income (loss)                                         $ (4,845)        $     217         $ 33,846         $  (1,307)
                                                          ===========      ===========       ===========      ==========

Basic earnings per common share
     Income (loss) from continuing operations             $  (0.13)        $   (0.03)        $   0.89         $   (0.08)
     Income (loss) from discontinued operations               0.00              0.04             0.00              0.04
                                                          -----------      -----------       -----------      ----------
     Net income (loss)                                    $  (0.13)        $    0.01         $   0.89         $   (0.04)
                                                          ===========      ===========       ===========      ==========
Diluted earnings per common share
     Income (loss) from continuing operations             $  (0.13)        $   (0.03)        $   0.83         $   (0.08)
     Income (loss) from discontinued operations               0.00              0.04             0.00              0.04
                                                          -----------      -----------       -----------      ----------
     Net income (loss)                                    $  (0.13)        $    0.01         $   0.83         $   (0.04)
                                                          ===========      ===========       ===========      ==========

Basic weighted-average common shares outstanding            38,173            32,627           38,082            31,160
                                                          ===========      ===========       ===========      ==========
Diluted weighted-average common shares outstanding          38,173            32,627           40,926            31,160
                                                          ===========      ===========       ===========      ==========

   See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                            (in thousands; unaudited)



                                                                                     Accumulated
                                      Common stock   Additional            Deferred  Other Compre-  Accumu-    Compre-
                                     --------------   Paid-in    Treasury  Compen-     hensive      lated      hensive
                                      Shares Amount    Capital     Stock   sation     Income       Deficit     Income        Total
                                     ------- ------  ----------  -------- --------- -----------  -----------  ---------    ---------
Balance at January 1, 2000            38,010 $   38  $ 258,133   $(2,064) $  (345)  $    -       $ (248,675)               $   7,087
   Issuance of common stock:
     Exercise of stock options           199      1        505       -         -         -              -                        506
     Employee stock purchase plan         17      -         45       -         -         -              -                         45
     Exercise of stock warrants          159      -        197       -         -         -              -                        197
   Issuance of restricted stock           32      -        292       -       (292)       -              -                          -
   Cancellation of restricted stock        -      -        (14)      -         14        -              -                          -
   Issuance of warrants                    -      -        419       -       (419)       -              -                          -
   Capital contribution                    -      -        857       -         -         -              -                        857
   Compensation expense                    -      -          -       -        184        -              -                        184
   Unrealized gain on investments,
     net of taxes                          -      -          -       -         -       6,033            -         6,033        6,033
   Net income                              -      -          -       -         -         -           33,846      33,846       33,846
                                                                                                              ---------
   Comprehensive income                                                                                          39,879
                                                                                                              =========
                                     ------- ------  ----------  -------- --------- -----------  -----------               ---------
Balance at June 30, 2000              38,417 $   39  $ 260,434   $(2,064) $  (858)  $  6,033     $ (214,829)               $  48,755
                                     ======= ======  ==========  ======== ========= ===========  ===========               =========

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                            (in thousands; unaudited)

                                                       2000              1999
                                                     ---------        ----------

Cash flows from operating activities
Net income (loss) from continuing operations         $ 33,846         $  (2,616)
Adjustments to reconcile net income (loss) from
 continuing operations to net cash used in
 operating activities of continuing operations:
   Realized gains on sales of investments             (43,991)               --
   Deferred income taxes                                  690                --
   Depreciation and amortization                          693               154
   Deferred compensation and other noncash items          184               169
   Changes in certain assets and liabilities:
       Accounts receivable                                110               624
       Inventories                                         --                --
       Prepaid expenses and other current assets          (44)               95
       Other assets                                       (20)               82
       Accounts payable                                 1,588               450
       Accrued expenses and other liabilities             710              (105)
       Deferred revenues                                 (616)           (1,471)
                                                    ----------         ---------
         Net cash used in operating activities         (6,850)           (2,618)
           of continuing operations                 ----------         ---------

   Net gain from discontinued operations                   --             1,309
   Change in net liabilities of
     discontinued operations                              765            (1,786)
                                                    ----------        ----------
        Net cash provided by (used in) operating
            activities of discontinued operations         765              (477)
                                                    ----------        ----------

Net cash used in operating activities                  (6,085)           (3,095)

Cash flows from investing activities
   Proceeds from sale of investments                   16,252               --
   Purchases of property and equipment                 (2,000)              --
                                                    ----------        ----------
        Net cash provided by investing activities      14,252               --
                                                    ----------        ----------

Cash flows from financing activities
   Proceeds from the issuance of common stock             748             2,111
   Capital contribution                                   857                --
                                                    ----------        ----------
        Net cash provided by financing activities       1,605             2,111
                                                    ----------        ----------

Increase (decrease) in cash and cash equivalents        9,772              (984)
Cash and cash equivalents, beginning of period          8,496             8,050
                                                    ----------        ----------

Cash and cash equivalents, end of period            $  18,268         $   7,066
                                                    ==========        ==========


Supplemental schedule of non-cash investing activity - The Company purchased approximately $731,000 of assets that were not paid for as of June 30, 2000.


     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


(1)      Basis of Presentation

               The condensed consolidated balance sheets of InteliData Technologies Corporation ("InteliData" or "Company") as of June 30, 2000, the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999, and the condensed consolidated statements of changes in stockholders' equity and cash flows for the six month periods ended June 30, 2000 and 1999, presented in this Form 10-Q, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts for previous periods have been reclassified to conform to the current period presentation.

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

(2)      Segment Reporting

               The Company's continuing operations are reported in two operating segments: Internet Banking and Leasing. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in managing its operations. Management organizes and operates the business according to units which provide unique products and services. Operating (loss) income in these two segments represents total revenues less operating expenses, and excludes other income and expense and income taxes. Segment financial information is as follows (in thousands):

         -----------------------------------------------------------------------
                                     Internet Banking    Leasing    Consolidated
         -----------------------------------------------------------------------
         2000 Second Quarter
            Revenues                  $    1,199        $   696       $  1,895
            Operating (loss) income       (6,884)           384         (6,500)
         -----------------------------------------------------------------------

         -----------------------------------------------------------------------
          1999 Second Quarter
            Revenues                  $    1,811        $   992       $  2,803
            Operating (loss) income       (1,843)           674         (1,169)
         -----------------------------------------------------------------------


         -----------------------------------------------------------------------
                                     Internet Banking   Leasing     Consolidated
         -----------------------------------------------------------------------
         2000 Six Months
            Revenues                  $    2,983        $ 1,531       $  4,514
            Operating (loss) income      (10,576)           801         (9,775)

         1999 Six Months
             Revenues                $     2,845        $ 2,082       $  4,927
             Operating (loss) income      (4,120)         1,384         (2,736)
         -----------------------------------------------------------------------

(3)      US West Caller ID Lease Base

               In January 2000, the Company received notification from its billing agent regarding proposed changes to the billing process for the US West Caller ID Lease Base. During June 2000, these changes were finalized and went into effect. US West has notified the Company that US West will no longer permit InteliData to include the lease billing on the US West telephone bills after June 2000. As such, InteliData will discontinue billing its legacy customers for Caller ID adjunct unit leases in the US West telephone service territory, because the cost of individually billing and pursuing collections for the leases has made it impractical and uneconomical for the Company to continue the lease program. Accordingly, the revenues from leasing activities will cease.

(4)      New Accounting Pronouncement

               In December 1999, the SEC Staff issued Staff Accounting  Bulletin
          (SAB) No. 101, "Revenue Recognition," which provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The SAB is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has not yet determined what impact, if any, will result from the adoption of this SAB.

                                   * * * * * *

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------


Results of Operations
---------------------

     The following represents the results of operations for InteliData Technologies Corporation for the three and six month periods ended June 30, 2000 and 1999. Such information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

Three months ended June 30, 2000 and 1999
-----------------------------------------

Revenues

     The Company's second quarter revenues were $1,895,000 in 2000 compared to $2,803,000 in 1999, a decrease of 32% or $908,000. The decrease is primarily attributable to the decrease in the lease base revenue and the royalties relating to the Visa Bill-Pay system, as well as the progress of several bank installations and the resulting revenue recognition in the prior period. During the second quarter of 2000, software revenues contributed $165,000, consulting and services revenues contributed $819,000, and other revenues contributed $911,000. Other revenues consisted of $696,000 from leasing activities and $215,000 from royalties.

     During the second quarter of 1999, software revenues contributed $368,000, consulting and services revenues contributed $777,000, and other revenues contributed $1,658,000. Other revenues consisted of $992,000 from leasing activities and $666,000 from royalties. The Company expects the trend of declining royalties to continue.

     In January 2000, the Company received notification from its billing agent regarding proposed changes to the billing process for the US West Caller ID Lease Base. During June 2000, these changes were finalized and went into effect. US West has notified the Company that US West will no longer permit InteliData to include the lease billing on the US West telephone bills after June 2000. As such, InteliData will discontinue billing its legacy customers for Caller ID adjunct unit leases in the US West telephone service territory, because the cost of individually billing and pursuing collections for the leases has made it impractical and uneconomical for the Company to continue the lease program. Accordingly, revenues from leasing activities will cease.

Cost of Revenues

     The Company's second quarter cost of revenues was $1,245,000 in 2000 compared to $615,000 in 1999, an increase of 102% or $630,000. The increase is primarily attributable to changes in product mix and increased costs related to billings on the Caller ID leasing activities, which earned a 55% gross profit margin in 2000 compared to a 68% gross profit margin in 1999. During the second quarter of 2000, consulting and services contributed $933,000 and other cost of revenues contributed $312,000. Other cost of revenues consisted of expenses associated with leasing activities.

     During the second quarter of 1999, software cost of revenues contributed $37,000, consulting and services contributed $260,000 and other cost of revenues contributed $318,000.

     Overall gross profit margins decreased to 34% for the second quarter of 2000 from 78% for the second quarter of 1999. The decrease in gross profit margin was primarily attributable to increased costs and the recording of forward losses on strategic contracts. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with a service bureau business model, competitive pricing pressure, and the introduction of new products and changes in volume.

General and Administrative

     General and administrative expenses were $1,884,000 for the second quarter of 2000 as compared to $2,155,000 in the second quarter of 1999. The decrease of $271,000 was primarily the result of a 1999 non-cash charge of $244,000 associated with certain stock grants and additional expense incurred in 1999 as the result of investment banking services, legal, and due diligence costs associated with the negotiations surrounding the proposed merger with Home Financial Network, Inc.

Selling and Marketing

     Selling and marketing expenses increased to $1,816,000 for the second quarter of 2000 from $504,000 for the same period last year. The increase is primarily attributable to an increase in the number of employees in the customer care center, an increase in the sales force, our active participation in trade shows, and an increased level of newspaper and other print advertising.


Research and Development

     Research and development costs were $3,450,000 in the second quarter of 2000, as compared to $698,000 in the same period in 1999. The increase of $2,752,000 is reflective of our investment in the development of our product offerings and the resulting increase in employees and the use of outside consulting services. The Company primarily invests research and development expenses in writing and developing the Interpose Transaction Engine for the Open Financial Exchange ("OFX") standard and building the Interactive Financial Exchange ("IFX")-based network electronic bill payment switch.


Realized Gains on Sales of Investments

     On January 20, 2000, Home Financial Network, Inc. (HFN), a company in which InteliData held approximately a 25% ownership interest, merged with Sybase, Inc. InteliData accounted for its investment in HFN using the equity method. As of the merger date, such investment's carrying value was zero. In exchange for its portion of ownership in HFN,

InteliData received approximately $5,867,000 in cash and approximately 1,770,000 shares of Sybase common stock valued at approximately $33,405,000 on that date. The Company also held warrants to purchase HFN common stock. As part of the merger agreement, such warrants were converted into warrants to purchase Sybase common stock. The Company received 640,000 "warrant units" with an exercise price of $2.60 per warrant unit. Upon exercise of each warrant unit, the Company is entitled to receive $1.153448 in cash and 0.34794 share of Sybase common stock. These warrants were valued at approximately $3,332,000 on that date.

     An escrow account was established to provide Sybase, Inc. indemnity protection against possible claims that might arise against HFN. Currently, approximately 133,000 shares of Sybase owned by InteliData remain in escrow, along with approximately $440,000 of cash. These amounts are payable to the Company on January 20, 2001, unless subject to claims under the escrow provision.

     The Company considers its investments in the Sybase common stock and warrants to be available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and as such, included within stockholders' equity as of June 30, 2000 is $6,033,000 of unrealized gain on investments (net of taxes), which represents the increase in the fair market value of the Sybase holdings from January 20, 2000 to June 30, 2000. Future disposition of the Sybase shares will be reflected as gains or losses based on the then market value as the transactions occur. For the second quarter, InteliData recognized a gain of approximately $1,387,000 on the disposition of a portion of the investment in Sybase common stock.

Other Income

     Other income, primarily investment and interest income, was $168,000 for the second quarter of 2000 compared to $77,000 for the same period in the prior year. The increase of $91,000 was due to the increased levels of cash and cash equivalents during the second quarter of 2000 compared to the second quarter of 1999. This increase was a result of the cash proceeds from the merger transaction and the subsequent disposition of some of the Sybase common stock.

Discontinued Operations

     Discontinued operations for the Company consist of business activities of the telecommunications and interactive services divisions. During 1998, the Company recorded liabilities to account for the operations and activities of discontinued operations. For the second quarter of 2000, there were no significant developments in discontinued operations. During the second quarter of 1999, the Company realized a gain of $1,309,000 from the operations of the discontinued business, primarily attributable to favorable settlements with former telecommunications customers and retailers and the success of aggressive collection efforts related to accounts receivable from customers of the discontinued business.

     The net liabilities of discontinued operations as of December 31, 1999 included an asset - a building in New Milford, Connecticut. The Company received net proceeds of $988,000 for the sale of the building during January 2000. Liabilities remaining in the discontinued operations as of June 30, 2000 include a reserve for potential environmental clean-up at the New Milford location, costs for legal shut-down of the former operating subsidiaries, potential warranty costs, and further potential settlements with telecom customers and others.

Weighted-Average Common Shares Outstanding and Basic and Diluted Earnings (Loss) Per Common Share

     The basic and diluted weighted-average common shares outstanding increased to 38,173,000 for the second quarter of 2000 compared to 32,627,000 for the second quarter of 1999. The increase resulted primarily from the exercise of stock options and warrants, stock purchases under the Employee Stock Purchase Plan, and the granting of certain stock awards during 1999. Also, during the third and fourth quarter of 1999, all convertible preferred stock, which had been issued in July 1999, was converted into common stock.

     As a result of the foregoing, basic and diluted loss per common share from continuing operations was $0.13 and $0.03 for the second quarters of 2000 and 1999, respectively. Basic and diluted income from discontinued operations per common share was $0.00 and $0.04 for the second quarters of 2000 and 1999, respectively. Basic and diluted income (loss) per common share was a loss of $0.13 for the second quarter of 2000 compared to income of $0.01 for the second quarter of 1999.

Six months ended June 30, 2000 and 1999
---------------------------------------

Revenues

     The Company's revenues for the first six months of 2000 were $4,514,000 compared to $4,927,000 in 1999, a decrease of 8% or $413,000. The Company recognized $601,000 in software revenue during the first six months of 2000. During the same period in 1999, the Company recognized $530,000 in software revenue. Consulting and services revenues aggregated $1,913,000 in the first six months of 2000 while during the same period in 1999, the Company recognized $966,000. Leasing and other revenues were $2,000,000 in the first six months of 2000 compared to $3,431,000 in the first six months of 1999. During the first six months of 2000, revenues from leasing and other operations consisted of $1,531,000 from customers within its lease base, and $469,000 from royalty revenues related to the VISA Bill-Pay system. During the same period in 1999, the Company recognized $2,082,000 from customers within its lease base and $1,349,000 from royalties related to the VISA Bill-Pay system. The Company expects the trend of declining royalties to continue.

     In January 2000, the Company received notification from its billing agent regarding proposed changes to the billing process for the US West Caller ID Lease Base. During June 2000, these changes were finalized and went into effect. US West has notified the Company that US West will no longer permit InteliData to include the lease billing on the US West telephone bills after June 2000. As such, InteliData will discontinue billing its legacy customers for Caller ID adjunct unit leases in the US West telephone service territory, because the cost of individually billing and pursuing collections for the leases has made it impractical and uneconomical for the Company to continue the lease program. Accordingly, the revenues from leasing activities will cease.

Cost of Revenues

     The Company's cost of revenues for the first six months of 2000 were $2,237,000 compared to $1,052,000 in 1999, an increase of 113% or $1,185,000.
The Company did not incur any software related expenses during the first six months of 2000, but incurred $53,000 during the same period in 1999. Consulting and services cost of revenues aggregated $1,507,000 in the first six months of 2000, while during the same period in 1999, the Company's costs aggregated $301,000. Cost of revenues associated with leasing aggregated $730,000 in the first six months of 2000 compared to $698,000 in the same period of 1999.

     Overall gross profit margins decreased to 50% for the first six months of 2000 from 79% for the same period in 1999. The decrease in gross profit margin was primarily attributable to increased costs and the recording of forward losses on strategic contracts. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with a service bureau business model, competitive pricing pressure, and the introduction of new products and changes in volume.

General and Administrative

     General and administrative expenses were $3,285,000 for the first six months of 2000, as compared to $3,796,000 for the first six months of 1999. The decrease of $511,000 was attributable to 1999 activities to expand the Company's development facilities in Toledo, Ohio, expenses associated with the move of the Company's headquarters to Reston, Virginia, non-cash charges associated with certain stock grants, and expenses associated with the due diligence performed in connection with the potential merger and joint marketing arrangement with Home Financial Network, Inc. Throughout the year, the Company expects to control general and administrative expenses and plans to continually assess its operations in managing the continued development of infrastructure to handle anticipated business levels.

Selling and Marketing

     Selling and marketing expenses increased to $3,140,000 for the first six months of 2000 from $1,212,000 for the same period last year. The increase is primarily attributable to an increase in the number of employees in customer care center, an increase in the sales force, our active participation in trade shows, and an increased level of newspaper and other print advertising.

Research and Development

     Research and development costs were $5,627,000 in the first six months of 2000 compared to $1,603,000 for the same period in 1999. The increase of $4,024,000 is reflective of our investment in the development of our product offerings and the resulting increase in employees and the use of outside consulting services. The Company primarily invests research and development expenses in writing and developing the Interpose Transaction Engine for the Open Financial Exchange ("OFX") standard and building the Interactive Financial Exchange ("IFX")-based network electronic bill payment switch.

Realized Gains on Sales of Investments

     As discussed  above,  on January 20, 2000,  Home  Financial  Network,  Inc.
(HFN), a company in which InteliData held approximately a 25% ownership interest, merged with Sybase, Inc. In exchange for its portion of ownership in HFN, InteliData received approximately $5,867,000 in cash and approximately 1,770,000 shares of Sybase stock. The Company also received 640,000 "warrant units" with an exercise price of $2.60 per warrant unit. Upon exercise of each warrant unit, the Company is entitled to receive $1.153448 in cash and 0.34794 share of Sybase common stock.

     For the six months ended June 30, 2000, InteliData recognized a gain of
approximately   $43,991,000  on  the  merger   transaction  and  the  subsequent
disposition of a portion of the investment in Sybase common stock.

Other Income

     Other income, primarily investment and interest income, was $320,000 and $120,000 for the six months ended June 30, 2000 and 1999, respectively. The increase of $200,000 was due to the increased level of cash and cash equivalents in 2000 as compared to 1999. This increase was a result of the cash proceeds from the merger transaction and the subsequent disposition of some of the Sybase common stock.

Discontinued Operations

     Discontinued operations for the Company consist of business activities of the telecommunications and interactive services divisions. During 1998, the Company recorded liabilities to account for the operations and activities of discontinued operations. For 2000, there were no significant developments in the discontinued operations. During the second quarter of 1999, the Company realized a gain of $1,309,000 from the operations of the discontinued business, primarily attributable to favorable settlements with former telecommunications customers and retailers and the success of aggressive collection efforts related to accounts receivable from customers of the discontinued business.

     The net liabilities of discontinued operations as of December 31, 1999 included an asset - a building in New Milford, Connecticut. The Company received net proceeds of $988,000 for the sale of the building during January 2000. Liabilities remaining in the discontinued operations as of June 30, 2000 include a reserve for potential environmental clean-up at the New Milford location, costs for legal shut-down of the former operating subsidiaries, potential warranty costs, and further potential settlements with telecom customers and others.

Weighted-Average Common Shares Outstanding and Basic and Diluted Earnings (Loss) Per Common Share

     The basic and diluted weighted-average common shares outstanding for the six months ended June 30, 2000 was 38,082,000 and 40,926,000, respectively, compared to 31,160,000 for both for the same period in 1999. The increase resulted primarily from the exercise of stock options and warrants, stock purchases under the Employee Stock Purchase Plan, and the granting of certain stock awards during 1999. Also, during the third and fourth quarter of 1999, all convertible preferred stock, which had been issued in July 1999, was converted into common stock.

     As a result of the foregoing, basic and diluted income per common share from continuing operations was $0.89 and $0.83, respectively, for the six-month period in 2000. There has been no discontinued operations activity in 2000. For the same period in 1999, basic and diluted income (loss) per common share was a loss of $0.08 from continuing operations and income of $0.04 from discontinued operations, resulting in a basic and diluted loss per common share of $0.04.

Liquidity and Capital Resources
-------------------------------

     During the first six months of 2000, the Company's cash and cash equivalents increased by $9,772,000. At June 30, 2000, the Company had
$18,268,000 in cash and cash equivalents, $33,896,000 in investments and restricted cash, and working capital of $45,974,000, with no long-term debt.

     During the first six months of 2000, cash used in activities from continuing operations was $6,850,000 compared to $2,618,000 in the same period in 1999. Cash used in operating activities of continuing operations during the first six months of 2000 reflects operating losses arising from certain fixed costs and the declining level of advanced payments by customers (deferred revenues), offset in part by net cash generated from increases in accounts payable and accrued expenses and other liabilities. Cash used in activities of continuing operations during the first half of 1999 were primarily related to the operating losses with the positive cash flows from accounts receivable and accounts payable offset by deferred revenues.

     Cash flows from investing activities for the first six months of 2000 were $16,252,000 in proceeds from the sale of investments, offset by $2,000,000 of property and equipment purchases. The Company had no investing activities during the first six months of 1999.

     Financing activities provided $1,605,000 in the first half of 2000 compared to $2,111,000 during the first half of 1999. Financing activities in the first six months of 2000 consisted of proceeds from the sale of the Company's common stock through stock option exercises, warrant exercises and the Employee Stock Purchase Plan, and a capital contribution. Financing activities in the first half of 1999 reflected the sale of the Company's common stocks.


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995
-------------------------------------------------

     The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including,  but  not  limited  to,  the  ability  of  the  Company  to  complete implementations in required time frames and the Company's ability to increase its recurring revenues and profits through its ASP business model, the impact of competitive products, pricing pressure, product demand and market acceptance risks, pace of consumer acceptance of home banking and reliance on the Company's bank clients to increase usage of Internet banking by their customers, mergers and acquisitions, risk of integration of the Company's technology by large software companies, the ability of financial institution customers to implement applications in the anticipated time frames or with the anticipated features, functionality or benefits, reliance on key strategic alliances and newly emerging technologies, the ability of the Company to leverage its Spectrum relationship into new business opportunities in the EBPP market, the on-going viability of the mainframe marketplace and demand for traditional mainframe products, the ability to attract and retain key employees, the availability of cash for long-term growth, product obsolescence, ability to reduce product costs, fluctuations in operating results, ability to continue funding operating losses, delays in development of highly complex products, limited proprietary protection, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 1999. These risks could cause the Company's actual results for 2000 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     The Company currently has no long-term debt and is not currently engaged in any transactions that involve foreign currency. The Company does not engage in hedging activities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     The Company's Annual Meeting of Stockholders was held on May 24, 2000. Matters submitted at the meeting for vote by the Stockholders were the following:

     1)   Election of Class I Directors

          The Stockholders elected two members of the Board of Directors with the following votes: William F. Gorog with votes of 36,258,964 for and 476,199 against; and L. William Seidman with votes of 36,260,464 for and 474,699 against.

     2)   Amendment to 1996 Incentive Plan

          The Stockholders approved an amendment to the Company's 1996 Incentive Plan reserving an additional 1,000,000 shares of the Company's Common Stock for issuance thereunder and increasing the maximum aggregate number of shares that may be issued as stock awards to 500,000 shares with the following votes: 34,447,479 for, 2,082,997 against, and 204,687 abstain.

     3)   Ratification of Deloitte & Touche LLP

          The Stockholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 2000 with the following votes: 36,535,149 for, 98,682 against, and 101,332 abstain.


PART II: OTHER INFORMATION
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a)      Exhibits
         ---------

         None.


(b)      Reports on Form 8-K
          -------------------

         None.

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