Form 10-Q
period 2000-09-30
INTELIDATA TECHNOLOGIES CORP
filed 2000-11-13
CIK 1021810

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


For the Quarter ended:  September 30, 2000     Commission File Number  000-21685



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

The number of shares of the registrant's Common Stock outstanding on September 30, 2000 was 38,484,734.



================================================================================

                       INTELIDATA TECHNOLOGIES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
         September 30, 2000 and December 31, 1999 ..........................   3

         Condensed Consolidated Statements of Operations
         Three and Nine Months Ended September 30, 2000 and 1999 ...........   4

         Condensed Consolidated Statement of Changes in Stockholders' Equity
         Nine Months Ended September 30, 2000 ..............................   5

         Condensed Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2000 and 1999 .....................   6

         Notes to Condensed Consolidated Financial Statements ..............   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........  18



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..................................  18


SIGNATURES .................................................................  19

PART I:  FINANCIAL INFORMATION
------------------------------
ITEM 1:  FINANCIAL STATEMENTS
-----------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                  (in thousands, except share data; unaudited)

                                                         2000            1999
                                                       --------       ----------


ASSETS
 CURRENT ASSETS
  Cash and cash equivalents                            $ 28,434       $   8,496
  Restricted cash                                           440              --
  Investments                                            16,571              --
  Accounts receivable, net                                1,975           1,924
  Prepaid expenses and other current assets                 317             138
                                                       --------       ---------
     Total current assets                                47,737          10,558

  NONCURRENT ASSETS
     Property and equipment, net                          3,359             548
     Other assets                                           195             175
                                                       --------       ---------

TOTAL ASSETS                                           $ 51,291       $  11,281
                                                       ========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable                                    $  3,782       $   2,343
   Accrued expenses and other liabilities                 3,623           1,166
   Deferred revenues                                         --             616
   Net liabilities of discontinued operations               774              69
                                                       --------       ---------

TOTAL CURRENT LIABILITIES                                 8,179           4,194

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value; authorized
    5,000,000 shares; no shares issued and                   --              --
    outstanding
  Common stock, $0.001 par value;
    authorized 60,000,000 shares; issued
    39,175,446 shares in 2000 and 38,691,040
    shares in 1999; outstanding 38,484,734
    shares in 2000 and 38,009,540 shares in 1999             39              38
  Additional paid-in capital                            260,954         258,133
  Treasury stock, at cost                                (2,123)         (2,064)
  Deferred compensation                                  (1,108)           (345)
  Accumulated other comprehensive income                  3,022              --
  Accumulated deficit                                  (217,672)       (248,675)
                                                       --------       ---------
TOTAL STOCKHOLDERS' EQUITY                               43,112           7,087
                                                       --------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 51,291       $  11,281
                                                       ========       =========


     See accompanying notes to condensed consolidated financial statements.


                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                (in thousands, except per share data; unaudited)

                                                             Three months ended         Nine months ended
                                                               September 30,              September 30,
                                                          ----------------------      ---------------------
                                                              2000        1999            2000        1999
                                                            --------    --------        --------   --------
Revenues
     Software                                             $     54     $    735        $    655    $ 1,265
     Consulting and services                                 1,387          495           3,300      1,461
     Leasing and other                                          75        1,692           2,075      5,123
                                                          -----------  --------      -----------   --------
         Total revenues                                      1,516        2,922           6,030      7,849
                                                          -----------  --------      -----------   --------
Cost of revenues
     Software                                                   --          112              --        165
     Consulting and services                                   850          256           2,357        557
     Leasing and other                                          --          208             730        906
                                                          -----------   -------      -----------   --------
         Total cost of revenues                                850          576           3,087      1,628
                                                          -----------   -------      -----------   --------
         Gross profit                                          666        2,346           2,943      6,221

Operating expenses
     General and administrative                              2,381        1,178           5,666      4,971
     Selling and marketing                                   1,554          464           4,694      1,676
     Research and development                                3,801        1,306           9,428      2,909
                                                          -----------   -------      -----------   --------
         Total operating expenses                            7,736        2,948          19,788      9,556
                                                          -----------   -------      -----------   --------

Operating loss                                              (7,070)        (602)        (16,845)    (3,335)
Realized gains on sales of investments                       3,831           --          47,822         --
Other income                                                   339          109             659        227
                                                           ----------   -------      -----------   --------

Income (loss) before income taxes                           (2,900)        (493)         31,636     (3,108)
Provision (benefit) for income taxes                           (57)          --             633         --
                                                          -----------   -------      -----------   --------

Income (loss) from continuing operations                    (2,843)        (493)         31,003     (3,108)
Discontinued operations - Gain from operation of
     telecommunications and interactive service
     divisions (net of income taxes)                            --          315              --      1,624
                                                          -----------   -------      -----------   --------

Net income (loss)                                           (2,843)        (178)         31,003     (1,484)
Preferred stock dividends and amortization of discounts
     arising from allocation of proceeds to warrants and
     beneficial conversion feature                              --       (1,535)             --     (1,535)
                                                          -----------   -------      -----------   --------

Net income (loss) attributable to common stockholders     $ (2,843)     $(1,713)        $31,003   $ (3,019)
                                                          ===========   =======      ===========   ========
Basic earnings per common share
     Income (loss) from continuing operations             $  (0.07)     $ (0.06)        $  0.81   $  (0.14)
     Income (loss) from discontinued operations               0.00         0.01            0.00       0.05
                                                          -----------   -------      -----------   --------
     Net income (loss)                                    $  (0.07)     $ (0.05)        $  0.81   $  (0.09)
                                                          ===========   =======      ===========   ========
Diluted earnings per common share
     Income (loss) from continuing operations             $  (0.07)     $ (0.06)        $  0.76   $  (0.14)
     Income (loss) from discontinued operations               0.00         0.01            0.00       0.05
                                                          -----------   -------      -----------   --------
     Net income (loss)                                    $  (0.07)     $ (0.05)        $  0.76   $  (0.09)
                                                          ===========   =======      ===========   ========
Basic weighted-average common shares outstanding            38,265       33,056          38,199     32,459
                                                          ===========   =======      ===========   ========
Diluted weighted-average common shares outstanding          38,265       33,056          40,994     32,459
                                                          ===========   =======      ===========   ========

     See accompanying notes to condensed consolidated financial statements.



                                              INTELIDATA TECHNOLOGIES CORPORATION
                              CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                             NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                   (in thousands; unaudited)




                                                                                        Accumulated
                                                                                           Other
                                    Common stock    Additional   Trea-                    Compre-      Accu-     Compre-
                                 -----------------   Paid-in     sury       Deferred      hensive     mulated    hensive
                                 Shares    Amount    Capital     Stock    Compensation     Income     Deficit    Income      Total
                                 ------   -------   ----------  --------  -------------  ---------  ---------- ----------   -------

Balance at January 1, 2000       38,691   $    38   $ 258,133   $(2,064)    $  (345)     $      -   $(248,675)               $7,087
Issuance of common stock:
 Exercise of stock options          210         1         528         -           -             -           -                   529
 Employee stock purchase plan        17         -          45         -           -             -           -                    45
 Exercise of stock warrants         166         -         228         -           -             -           -                   228
Issuance of restricted stock         91         -         758         -        (758)            -           -                     -
Cancellation of restricted stock      -         -         (14)        -          14             -           -                     -
Issuance of warrants                  -         -         419         -        (419)            -           -                     -
Capital contribution                  -         -         857         -           -             -           -                   857
Compensation expense                  -         -           -         -         400             -           -                   400
Treasury stock                        -         -           -       (59)          -             -           -                   (59)
Unrealized gain on investments,
 net of taxes                         -         -           -         -           -         3,022           -  $   3,022      3,022
Net income                            -         -           -         -           -             -      31,003     31,003     31,003
                                                                                                               ----------
Comprehensive income                                                                                           $  34,025
                                 ------   -------   ----------  --------  -------------  ---------  ---------- ==========   -------
Balance at September 30, 2000    39,175   $    39   $ 260,954   $(2,123)  $  (1,108)     $  3,022   $(217,672)              $43,112
                                 ======   =======   ==========  ========  =============  =========  ==========              =======

     See accompanying notes to condensed consolidated financial statements.



                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                            (in thousands; unaudited)


                                                                               2000                  1999
                                                                           ------------          ------------

Cash flows from operating activities
Net income (loss) from continuing operations                               $   31,003            $  (3,108)
Adjustments to reconcile net income (loss) from continuing operations to net cash from operating activities of continuing operations:
 Realized gains on sales of investments                                       (47,822)                   -
 Deferred income taxes                                                            633                    -
 Depreciation and amortization                                                    363                  190
 Deferred compensation                                                            400                  243
 Changes in certain assets and liabilities:
   Accounts receivable                                                            (51)              (1,109)
   Prepaid expenses and other current assets                                     (179)                 138
   Other assets                                                                   (20)                  82
   Accounts payable                                                             1,439                  282
   Accrued expenses and other liabilities                                       1,450                  593
   Deferred revenues                                                             (616)              (1,220)
                                                                           ------------          ------------
     Net cash used in operating activities of
          continuing operations                                               (13,400)              (3,909)
                                                                           ------------          ------------

Net gain from discontinued operations                                               -                1,624
Change in net liabilities of discontinued operations                              705               (3,106)
                                                                           ------------          ------------
     Net cash provided by (used in) operating activities
      of  discontinued operations                                                 705               (1,482)
                                                                           ------------          ------------

Net cash used in operating activities                                         (12,695)              (5,391)

Cash flows from investing activities
  Proceeds from the sales of investments                                       34,145                    -
  Purchases of property and equipment                                          (2,861)                 (56)
  Purchases of investments                                                       (251)                   -
                                                                           ------------          ------------
     Net cash provided by (used in) investing activities                       31,033                  (56)
                                                                           ------------          ------------

Cash flows from financing activities
  Proceeds from the issuance of preferred stock                                     -                5,670
  Proceeds from the issuance of common stock                                      802                2,126
  Capital contribution                                                            857                    -
  Purchases of common stock into treasury                                         (59)                   -
                                                                           ------------          ------------
     Net cash provided by financing activities                                  1,600                7,796
                                                                           ------------          ------------

Increase in cash and cash equivalents                                          19,938                2,349
Cash and cash equivalents, beginning of period                                  8,496                8,050
                                                                           ------------          ------------

Cash and cash equivalents, end of period                                   $   28,434            $  10,399
                                                                           ============          ============

Supplemental schedule of non-cash activity - The Company purchased approximately $313 of assets that had not yet been paid for as of September 30, 2000.


     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


(1)      Basis of Presentation

                  The condensed consolidated balance sheets of InteliData Technologies Corporation ("InteliData" or "Company") as of September 30, 2000, the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999, the condensed consolidated statement of changes in stockholders' equity for the nine month period ended September 30, 2000, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999, presented in this Form 10-Q, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts for previous periods have been reclassified to conform to the current period presentation.

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

(2)      Segment Reporting

                  The Company's continuing operations are reported in two operating segments: Internet Banking and Leasing. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in managing its operations. Management organizes and operates the business according to units which provide unique products and services. Operating (loss) income in these two segments represents total revenues less operating expenses, and excludes other income and expense and income taxes. Segment financial information is as follows (in thousands):

  --------------------------- ------------------ ----------- -------------------
                              Internet Banking     Leasing      Consolidated
  --------------------------- ------------------ ----------- -------------------
  2000 Third Quarter
  ---------------------------
    Revenues                  $   1,516          $    -        $   1,516
    Operating (loss) income      (7,070)              -           (7,070)


  1999 Third Quarter
     Revenues                  $  1,988          $  934        $   2,922
    Operating (loss) income      (1,328)            726             (602)

  ------------------------------------------------------------------------------


  --------------------------- ------------------ ----------- -------------------
                              Internet Banking    Leasing        Consolidated
  --------------------------- ------------------ ----------- -------------------
  2000 Nine Months
    Revenues                  $   4,499          $ 1,531       $   6,030
    Operating (loss) income     (17,646)             801         (16,845)

  1999 Nine Months
     Revenues                  $  4,833          $ 3,016       $   7,849
     Operating (loss) income     (5,445)           2,110          (3,335)

  ------------------------------------------------------------------------------

(3)      US West Caller ID Lease Base

                  In January 2000, the Company received notification from its billing agent regarding proposed changes to the billing process for the US West Caller ID Lease Base. During June 2000, these changes were finalized and went into effect. US West has notified the Company that US West will no longer permit InteliData to include the lease billing on the US West telephone bills after June 2000. As such, InteliData has discontinued billing its legacy customers for Caller ID adjunct unit leases in the US West telephone service territory, because the cost of individually billing and pursuing collections for the leases has made it impractical and uneconomical for the Company to continue the lease program. Accordingly, the revenues from leasing activities ceased in June 2000.

(4)      Series B Convertible Preferred Stock

                  In accordance with generally accepted accounting principles, portions of the proceeds from the sale of the Company's Series B Preferred Stock in July 1999 were allocated to certain warrants and to the Preferred Stock's conversion feature. On the Company's condensed consolidated statements of operations for the three and nine month periods ended September 30, 1999, "Preferred stock dividends and amortization of discounts arising from allocation of proceeds to warrants and beneficial conversion feature" in the amount of $1,535,000 was added to the net loss to arrive at "Net Loss attributable to common stockholders." As of November 10, 1999, all of the Series B Preferred Stock was converted into common stock.

(5)      New Accounting Pronouncement

                  In December 1999, the SEC Staff issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," which provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The SAB is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that the adoption of this SAB will not have a material impact on the financial statements.

                  In June, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. As amended by SFAS 137, SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company has not completed its evaluation of the impact of adopting such statement. The Company does not currently have any investments that would fall under these guidelines.


                                   * * * * * *

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------


Results of Operations
---------------------

         The following represents the results of operations for InteliData Technologies Corporation for the three and nine months ended September 30, 2000 and 1999. Such information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.


Three months ended September 30, 2000 and 1999

Revenues

         The Company's third quarter revenues were $1,516,000 in 2000 compared to $2,922,000 in 1999, a decrease of 48% or $1,406,000. The decrease is primarily attributable to the decrease in the revenue from the caller ID lease base and the royalties relating to the Visa Bill-Pay system, as well as the progress of several bank installations and the resulting revenue recognition in the prior period. During the third quarter of 2000, software revenues contributed $54,000, consulting and services revenues contributed $1,387,000, and other revenues contributed $75,000. Other revenues consisted of royalties which ceased in September 2000.

         During the third quarter of 1999, software revenues contributed $735,000, consulting and services revenues contributed $495,000, and other revenues contributed $1,692,000. Other revenues consisted of $934,000 from leasing activities and $758,000 from royalties relating to the original sale of the Visa Bill-Pay system.

         In January 2000, the Company received notification from its billing agent regarding proposed changes to the billing process for the US West Caller ID Lease Base. During June 2000, these changes were finalized and went into effect. US West has notified the Company that US West will no longer permit InteliData to include the lease billing on the US West telephone bills after June 2000. As such, InteliData has discontinued billing its legacy customers for Caller ID adjunct unit leases in the US West telephone service territory, because the cost of individually billing and pursuing collections for the leases has made it impractical and uneconomical for the Company to continue the lease program. Accordingly, the revenues from leasing activities ceased in June 2000.

         As anticipated, the revenue for the quarter was negatively affected by the decline and the cessation of the lease base revenue stream and the royalty revenue stream. The effect for the third quarter was a combined $1,617,000. The Company expects that the cessation will continue to be a significant factor over the next three quarters when comparing current period results with prior periods. In summary, the combined revenue for the lease base and royalty will be $2,075,000 and $6,272,000 for the years ended December 31, 2000 and 1999, respectively. The
difference of $4,197,000 for the year is due to the decline in the revenue streams, as previously disclosed, and to the final cessation of the lease base and royalty streams.

Cost of Revenues

         The Company's third quarter cost of revenues was $850,000 in 2000 compared to $576,000 in 1999, an increase of 48% or $274,000. The increase is primarily attributable to the increase in revenues from consulting and services, which were $1,387,000 and $495,000 in 2000 and 1999, respectively. All costs of revenues during the third quarter of 2000 were from consulting and services. There were no costs of revenues for leasing, since leasing revenues ceased in June 2000.

         During the third quarter of 1999, software cost of revenues contributed $112,000, consulting and services contributed $256,000 and other cost of revenues contributed $208,000. Other cost of revenues consisted of expenses associated with leasing activities.

         Overall gross profit margins decreased to 44% for the third quarter of 2000 from 80% for the third quarter of 1999. The decrease in gross profit margin was primarily attributable to three factors: 1) because of changes in the product mix, gross profit margin from consulting and services decreased to 39% in 2000 from 48% in 1999; 2) there was no revenue and costs of revenues from leasing in 2000, which in the prior period generated 78% of gross profit margin; and, 3) there were $75,000 and $758,000 of royalty revenue in 2000 and 1999, respectively, that had no associated cost of revenues. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with a service bureau business model, competitive pricing pressure, the introduction of new products and changes in volume.

General and Administrative

         General and administrative expenses were $2,381,000 for the third quarter of 2000 as compared to $1,178,000 in the third quarter of 1999. The increase of $1,203,0000 was primarily related to the increase of bad debt expense and other costs related to the leasing business in 2000 and increases in recruiting costs. The Company expects to control general and administrative expenses and plans to continually assess its operations in managing the continued development of infrastructure to handle anticipated business levels.

Selling and Marketing

         Selling and marketing expenses increased to $1,554,000 for the third quarter of 2000 from $464,000 for the same period last year. The increase of $1,090,000 is primarily attributable to an increase in the number of employees in the customer care center, an increase in the sales force, our active participation in trade shows, and an increased level of newspaper and other print advertising.

Research and Development

         Research and development costs were $3,801,000 in the third quarter of 2000, as compared to $1,306,000 in the same period in 1999. The increase of $2,495,000 is reflective of our investment in the development of our product offerings, and the resulting increase in employees and the use of outside consulting services. The Company primarily invests research and development expenses in writing and developing the Interpose Transaction Engine for the Open Financial Exchange ("OFX") standard and building the Interactive Financial Exchange ("IFX")-based network electronic bill payment switch and the InterposeTM Web Banking ("IWB") front-end.

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

         The Company considers its investments in the Sybase common stock and warrants to be available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and as such, included within stockholders' equity as of September 30, 2000 is $3,022,000 of unrealized gain on investments (net of taxes), which represents the increase in the fair market value of the Sybase holdings from January 20, 2000 to September 30, 2000. Future disposition of the Sybase shares will be reflected as gains or losses based on the then market value as the transactions occur. For the third quarter, InteliData recognized a gain of approximately $3,831,000 on the disposition of a portion of the investment in Sybase common stock.

Other Income

         Other income, primarily investment and interest income, was $339,000 for the third quarter of 2000 compared to $109,000 for the same period in the prior year. The increase of

$230,000 was due to the increased levels of cash and cash equivalents during the third quarter of 2000 compared to the third quarter of 1999. This increase was a result of the cash proceeds from the merger transaction and the subsequent disposition of some of the Sybase common stock.

Discontinued Operations

         Discontinued operations for the Company consist of business activities of the telecommunications and interactive services divisions. During 1998, the Company recorded liabilities to account for the operations and activities of discontinued operations. For the third quarter of 2000, there were no significant developments in discontinued operations. During the third quarter of 1999, the Company realized a gain of $315,000 from the operations of the discontinued business, primarily attributable to favorable settlements with former telecommunications customers and retailers, the success of aggressive collection efforts related to accounts receivable from customers of the discontinued business, and decreased expenses related to warranty, customer service, and royalties.

         The net liabilities of discontinued operations as of December 31, 1999 included an asset - a building in New Milford, Connecticut. The Company received net proceeds of $988,000 for the sale of the building during January 2000. Liabilities remaining in the discontinued operations as of September 30, 2000 include a reserve for potential environmental clean-up at the New Milford location, costs for legal shut-down of the former operating subsidiaries, potential warranty costs, and further potential settlements with telecom customers and others.

Weighted-Average Common Shares Outstanding and Basic and Diluted Loss Per Common Share

         The basic and diluted weighted-average common shares outstanding increased to 38,265,000 for the third quarter of 2000 compared to 33,056,000 for the third quarter of 1999. The increase resulted primarily from the exercise of stock options and warrants, stock purchases under the Employee Stock Purchase Plan, and the granting of certain stock awards. Also, as of November 1999, all convertible preferred stock, which had been issued in July 1999, was converted into common stock.

         As a result of the foregoing, basic and diluted loss per common share from continuing operations was $0.07 and $0.06 for the third quarters of 2000 and 1999, respectively. Basic and diluted income from discontinued operations per common share was $0.00 and $0.01 for the third quarters of 2000 and 1999, respectively. Basic and diluted loss per common share was $0.07 for the third quarter of 2000 compared to $0.05 for the third quarter of 1999.

         The Company's net loss attributable to common stockholders for the third quarter of 1999 was impacted by a charge of $1,535,000 related to the Series B Preferred Stock dividends and the amortization of discounts arising from allocation of proceeds to warrants and the beneficial conversion feature.

Nine months ended September 30, 2000 and 1999

Revenues

         The Company's revenues for the first nine months of 2000 were $6,030,000 compared to $7,849,000 in 1999, a decrease of 23% or $1,819,000.
Excluding leasing and other revenues, revenues for the period increased 45% or $1,229,000. The Company recognized $655,000 and $1,265,000 in software revenue during the first nine months of 2000 and 1999, respectively. The $610,000 decrease was primarily due to the timing of completion of sales and status of the implementation projects. Consulting and services revenues aggregated
$3,300,000   and  $1,461,000  in  the  first  nine  months  of  2000  and  1999, respectively. The $1,839,000 increase was primarily attributable to the services rendered in building the IFX-based network electronic bill payment switch, as well as the commencement of recurring revenues from the service bureau and hosting business.

         Leasing and other revenues were $2,075,000 in the first nine months of 2000 compared to $5,123,000 in the first nine months of 1999. During the first nine months of 2000, revenues from leasing and other operations consisted of $1,531,000 from customers within its lease base, and $544,000 from royalty revenues related to the VISA Bill-Pay system. During the same period in 1999, the Company recognized $3,016,000 from customers within its lease base and $2,107,000 from royalties related to the VISA Bill-Pay system. As discussed above, the streams of revenues from leasing and royalty ceased in June and September 2000, respectively.

         As anticipated, the revenue for the nine months ended September 30, 2000 was negatively affected by the decline and the cessation of the lease base revenue stream and the royalty revenue stream. The effect for the period was a combined $3,048,000. The Company expects that the cessation will continue to be a significant factor over the next three quarters when comparing current period results with prior periods. In summary, the combined revenue for the lease base and royalty will be $2,075,000 and $6,272,000 for the years ended December 31, 2000 and 1999, respectively. The difference of $4,197,000 for the year is due to the decline in the revenue streams, as previously disclosed, and to the final cessation of the lease base and royalty streams.

Cost of Revenues

         The Company's cost of revenues for the nine months of 2000 were $3,087,000 compared to $1,628,000 in 1999, an increase of 90% or $1,459,000. The
Company did not incur any software related expenses during the first nine months of 2000, but incurred $165,000 during the same period in 1999. Consulting and services cost of revenues aggregated $2,357,000 in the first nine months of 2000, while during the same period in 1999, the Company's costs aggregated $557,000. Cost of revenues associated with leasing aggregated $730,000 in the first nine months of 2000 compared to $906,000 in the same period of 1999.

         Overall gross profit margins decreased to 49% for the first nine months of 2000 from 79% for the same period in 1999. The decrease in gross profit margin was primarily attributable to three factors: 1) because of changes in the product mix, gross profit margin from consulting and services decreased to 29% in 2000 from 62% in 1999; 2) the gross profit margins from leasing were 52% and 70% in 2000 and 1999, respectively; and, 3) there was $544,000 and $2,107,000 of royalty revenue in 2000 and 1999, respectively, that had no associated cost of revenues. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with a service bureau business model, competitive pricing pressure, the introduction of new products and changes in volume.

General and Administrative

         General and administrative expenses were $5,666,000 for the first nine months of 2000, as compared to $4,971,000 for the first nine months of 1999. The increase of $695,000 was primarily related to the increase of bad debt expense and other costs related to the leasing business in 2000 and increases in recruiting costs. The Company expects to control general and administrative expenses and plans to continually assess its operations in managing the continued development of infrastructure to handle anticipated business levels.

Selling and Marketing

         Selling and marketing expenses increased to $4,694,000 for the first nine months of 2000 from $1,676,000 for the same period last year. The increase is primarily attributable to an increase in the number of employees in the customer care center, an increase in the sales force, our active participation in trade shows, and an increased level of newspaper and other print advertising.

Research and Development

         Research and development costs were $9,428,000 in the first nine months of 2000 compared to $2,909,000 for the same period in 1999. The increase of $6,519,000 is reflective of our investment in the development of our product offerings, and the resulting increase in employees and the use of outside consulting services. The Company primarily invests research and development expenses in writing and developing the Interpose Transaction Engine for the Open Financial Exchange ("OFX") standard and building the Interactive Financial Exchange ("IFX")-based network electronic bill payment switch and the InterposeTM Web Banking ("IWB") front-end.

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

         For the nine months ended September 30, 2000, InteliData recognized a gain of approximately $47,822,000 on the merger transaction and the subsequent disposition of a portion of the investment in Sybase common stock.

Other Income

         Other income, primarily investment and interest income, was $659,000 and $227,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase of $432,000 was due to the increased levels of cash and cash equivalents in 2000 as compared to 1999. This increase was a result of the cash proceeds from the merger transaction and the subsequent disposition of some of the Sybase common stock.

Discontinued Operations

         Discontinued operations for the Company consist of business activities of the telecommunications and interactive services divisions. During 1998, the Company recorded liabilities to account for the operations and activities of discontinued operations. For 2000, there were no significant developments in the discontinued operations. During the first nine months of 1999, the Company realized a gain of $1,624,000 from the operations of the discontinued business, primarily attributable to favorable settlements with former telecommunications customers and retailers, the success of aggressive collection efforts related to accounts receivable from customers of the discontinued business, and reduced expenses related to warranty, customer service, and royalty payments.

Weighted-Average Common Shares Outstanding and Basic and Diluted Income (Loss) Per Common Share

         The basic and diluted weighted-average common shares outstanding for the nine months ended September 30, 2000 was 38,199,000 and 40,994,000, respectively, compared to 32,459,000 for both for the same period in 1999. The increase resulted primarily from the exercise of stock options and warrants, stock purchases under the Employee Stock Purchase Plan, and the granting of certain stock awards. Also, as of November 1999, all convertible preferred stock, which had been issued in July 1999, was converted into common stock.

         As a result of the foregoing, basic and diluted income per common share from continuing operations was $0.81 and $0.76, respectively, for the nine-month period in 2000. There has been no gain or loss from discontinued operations in 2000. For the same period in 1999, basic and diluted income (loss) per common share was a loss of $(0.14) from continuing operations and income of $0.05 from discontinued operations, resulting in a basic and diluted loss per common share of $(0.09).

         The Company's net loss attributable to common stockholders was impacted by a charge of $1,535,000 related to the Series B Preferred Stock dividends and the amortization of discounts arising from allocation of proceeds to warrants and the beneficial conversion feature.

Liquidity and Capital Resources

         During the first nine months of 2000, the Company's cash and cash equivalents increased by $19,938,000. At September 30, 2000, the Company had
$28,434,000 in cash and cash equivalents, $17,011,000 in investments and restricted cash, and working capital of $39,558,000, with no long-term debt.

         During the first nine months of 2000, cash used in operating activities of continuing operations was $13,400,000 compared to $3,909,000 in the same period in 1999. Cash used in operating activities of continuing operations during the first nine months of 2000 reflects operating losses and the declining level of advanced payments by customers (deferred revenues), offset in part by net cash generated from increases in accounts payable and accrued expenses and other liabilities. Cash used in operating activities of continuing operations during the first nine months of 1999 was primarily related to the operating losses and the increases in accounts receivable and deferred revenues.

         Cash provided by investing activities for the first nine months of 2000 was $34,145,000 in proceeds from the sale of investments, offset by $2,861,000 of property and equipment purchases and $251,000 of investment purchases. The Company had $56,000 of property and equipment purchases during the first nine months of 1999.

         Financing activities provided $1,600,000 in the first nine months of 2000 compared to $7,796,000 during the first nine months of 1999. Financing activities in the first nine months of 2000 consisted of proceeds from the sale of the Company's common stock through stock option exercises, warrant exercises and the Employee Stock Purchase Plan, a capital contribution and purchases of common stock into treasury. Financing activities in the first nine months of 1999 reflected the sale of the Company's common stock and the issuance of the Series B Preferred Stock.


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the ability of the Company to complete implementations in required time frames and the Company's ability to increase its recurring revenues and profits through its ASP business model, the impact of competitive products, pricing pressure, product demand and market acceptance risks, pace of consumer acceptance of home banking and reliance on the Company's bank clients to increase usage of Internet banking by their customers, mergers and acquisitions, risk of integration of the Company's technology by large software companies, the ability of financial institution customers to implement applications in the anticipated time frames or with the anticipated features, functionality or benefits, reliance on key strategic alliances and newly emerging technologies, the ability of the Company to leverage its Spectrum relationship into new business opportunities in the Electronic Bill Presentment and Payment market, the on-going viability of the mainframe marketplace and demand for traditional mainframe products, the ability to attract and retain key employees, the availability of cash for long-term growth, product obsolescence, ability to reduce product costs, fluctuations in operating results, ability to continue funding operating losses, delays in development of highly complex products, limited proprietary protection, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 1999. These risks could cause the Company's actual results for 2000 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
-------------------------------------------------------
         MARKET RISK
         -----------

         The Company currently has no long-term debt and is not currently engaged in any transactions that involve foreign currency. The Company does not engage in hedging activities.


PART II: OTHER INFORMATION
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a)     Exhibits
        --------

        10.9 Employment and Non-Competition Agreement between InteliData Technologies Corporation and Michael E. Jennings, dated June 14, 2000.

        10.10 Employment and Non-Competition Agreement between InteliData Technologies Corporation and William F. Gorog, dated November 1, 2000.

        10.11 Employment and Non-Competition Agreement between InteliData Technologies Corporation and Steven P. Mullins, dated November 1, 2000.


(b)     Reports on Form 8-K
        -------------------

         None.

                                                SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 INTELIDATA TECHNOLOGIES CORPORATION

                                 By:    /s/ Alfred S. Dominick, Jr.
                                        ---------------------------
                                        Alfred S. Dominick, Jr.
                                        President, Chief Executive Officer,
                                        and Director