Form 10-K
period 2000-12-31
INTELIDATA TECHNOLOGIES CORP
filed 2001-03-26
CIK 1021810

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------
For the fiscal year ended: December 31, 2000    Commission File Number 000-21685

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

Yes      X         No
    -----------       ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 1, 2001, was approximately $161,533,000. In determining this figure, the Registrant has assumed that all of its directors and executive officers are affiliates. Such assumptions should not be deemed to be conclusive for any other purpose.

The number of shares of the registrant's Common Stock outstanding on March 1, 2001 was 46,152,387.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of InteliData Technologies Corporation's Proxy Statement for its 2001 Annual Stockholder Meeting, to be held on May 23, 2001, are incorporated by reference into Part III of this Report.

                       INTELIDATA TECHNOLOGIES CORPORATION

                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I
------

Item 1.    Business........................................................... 3

Item 2.    Properties......................................................... 7

Item 3.    Legal Proceedings.................................................. 8

Item 4.    Submission of Matters to a Vote of Stockholders.................... 8


PART II
-------

Item 5.    Market for Registrant's Common Stock and Related
           Stockholder Matters................................................ 9

Item 6.    Selected Financial Data............................................10

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................11

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk.........27

Item 8.    Financial Statements and Supplementary Data........................29

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................50


PART III
--------

Item 10.   Directors and Executive Officers of the Registrant.................51

Item 11.   Executive Compensation.............................................52

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management.....................................................53

Item 13.   Certain Relationships and Related Transactions.....................53


PART IV
-------

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K...........................................................54

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

     InteliData Technologies Corporation ("InteliData" or the "Company") develops and markets software products and consulting services for the financial services industry. The Company supplies Internet banking, electronic bill presentment and payment ("EBPP") software to financial institutions that want to provide their own remote banking services. The Company also serves as an Application Service Provider ("ASP") by providing Internet hosting and service bureau solutions to financial institutions, including bankcard issuers.

     The Company develops and markets software products and services to assist financial institutions in their Internet banking and electronic bill payment initiatives. The products are designed to assist consumers in accessing and transacting business with their financial institutions electronically, and to assist financial institutions in connecting to and transacting business with third party processors. The services focus on providing these same services to financial institutions, including bankcard issuers, on an outsourced basis, as well as consulting and maintenance agreements that support the Company's products.

     The Company was incorporated on August 23, 1996 under the Delaware General Corporation Law in order to effect the mergers ("Mergers") of US Order, Inc. ("US Order") and Colonial Data Technologies Corp. ("Colonial Data"). Accounting for the Mergers was treated as a purchase of Colonial Data by US Order.

     Effective September 30, 1996, US Order acquired the business of Braun, Simmons & Co., an Ohio corporation ("Braun Simmons"). Braun Simmons was an information-engineering firm specializing in the development of Internet banking solutions for financial institutions. The acquisition expanded the Company's product line for both large and small financial institutions.

     As a result of the Mergers and Braun Simmons acquisition, the Company operated its business in three operating segments: Internet banking (formerly electronic commerce), telecommunications, and interactive services.

     During the fourth quarter of 1997, the Company announced its intention to sell the interactive services division. During the second quarter of 1998, the Company announced its intention to discontinue the telecommunications business, other than the leasing of Caller ID adjuncts, formerly transacted by Colonial Data. During the third quarter of 2000, the Company discontinued the Caller ID leasing business. Accordingly, the Company has reclassified prior year financial statements to account for the discontinued operations.

     On January 11, 2001, InteliData acquired Home Account Holdings, Inc. and its operating subsidiary, Home Account Network, Inc., by means of the merger of one of the Company's wholly owned subsidiaries with and into Home Account Holdings, with Home Account Holdings surviving the merger. Home Account Holdings is now a wholly owned subsidiary of InteliData. Home Account Holdings is an application services and software provider to financial institutions for the delivery of financial products and services over the Internet. Home Account Holdings provides a suite of UNIX-based Internet banking and electronic bill presentment and payment products and services in an application services provider environment. This acquisition will be accounted for as a purchase.

     The Company's principal executive offices are located at 11600 Sunrise Valley Drive, Suite 100, Reston, Virginia 20191, and its telephone number is
(703) 259-3000.

INDUSTRY BACKGROUND

     The Company provides software products and implementation services to financial institutions whose processes and systems are subject to regulatory approvals. Internet banking is a developing marketplace. Financial institutions are gradually expanding their Internet banking services to permit customers not only to access historical account information from remote locations, but also to engage in transactions such as paying bills and transferring funds. The Company's future growth and profitability will depend, in part, upon consumer acceptance of Internet banking and electronic bill presentment and payment processes and the speed at which such acceptance occurs.

PRODUCTS AND SERVICES

     The Company's business strategy is to develop products and services, including software, to meet the needs of financial institutions and their customers in the Internet banking markets. The Company strives to develop products with broad appeal that are easy-to-use, practical and built around common industry standards. In addition, the products and services the Company develops are designed to support not only Internet access, but by other access methods that are newly developing. These other access methods include Wireless access and/or access via Personal Digital Assistant ("PDA").

         The Company currently offers the following products and services:

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

o        InterposeTM OFX Server
         ----------------------

     The Interpose OFX Gateway allows a financial institution to take advantage of the Open Financial Exchange ("OFX") standard to directly support customers who use Intuit Quicken(R), Microsoft Money(R), and other OFX compliant client software. It supports synchronized information across all delivery channels, including the Internet, Wireless devices, and PDAs.

o        InterposeTM Payment Warehouse
         -----------------------------

     The Interpose Payment Warehouse provides a software solution to financial institutions that automates bill payment processing while giving the financial institution the benefit of tracking payment activity and integrating delivery channels.

o        ASP Services
         ------------

     In 2000 InteliData announced the formation of a new application service provider ("ASP") business unit to meet the anticipated growth and demands of providing Internet banking and electronic bill presentment and payment ("EBPP") outsourcing services to its customers. Our outsourcing offering allows financial institutions to operate as if the system was in-house, avoiding the delays and customer service problems often encountered when banks use on third party processors.

o        Consulting Services
         -------------------

     The Company offers its clients consulting services to assist in implementation, training and customization on a time and materials basis, and provides maintenance and support services and software upgrades pursuant to agreements that are typically renewable on an annual basis. Additionally, the Company offers consulting services regarding the application and feasibility of implementing Internet banking products within the bank's mainframe computer system.

o        Card Solutions
         --------------

     Beginning January 11, 2001, the Company also offers Card Solutions, which was previously provided by Home Account. This product offers bankcard issuers the ability to acquire new credit card accounts using the Company's Internet account acquisition product, to provide self-service functionalities to current cardholders with the Internet self-service product, and to market the self-service functionalities to the cardholder base using the issuer marketing program.


MARKETING AND DISTRIBUTION

     The Company concentrates its marketing efforts on direct sales of principal products and services to financial institutions in the United States, including bankcard issuers. Currently, the Company is marketing to large financial institutions, generally with assets in excess of $1 billion. In addition, the Company markets to bankcard issuers that are processed by First Data Resources

("FDR"), the card-issuing subsidiary of First Data Corp. The Company is developing products and services to assist financial institutions who want to provide their customers with the ability to access certain information from their accounts and to complete transactions with those institutions concerning bill payments, loan payments, online transfers and other transactions from remote locations via personal computers or other devices.

COMPETITION

     The Company's products and services face competition from several types of competitors. Some financial institutions have elected to develop internally their own Internet banking solutions, instead of purchasing products and services from the Company or other vendors. Financial institutions may also obtain competing products and services from S-1 Corporation, Corillian Corporation, Financial Fusion, Inc., Digital Insight, Inc., and Incurrent Solutions, Inc.

     The Company expects that competition in all of these areas will increase in the near future. The Company believes that a principal competitive factor in its markets is the ability to offer an integrated system of various Internet banking and EBPP products and services. Competition will be based upon price, performance, customer service and the effectiveness of marketing and sales efforts. The Company competes in its various markets on the basis of its relationships with strategic partners, by developing many of the products required for complete solutions, by leveraging market experience, and by building reliable products and offering those products at reasonable prices.

PRODUCT DEVELOPMENT

     The Company operates in industries that are rapidly growing and changing. In an effort to improve the Company's position with respect to its competition, the Company has focused its efforts in the area of product development. In 2000, 1999, and 1998, the Company's research and development expenditures were $14,512,000, $4,115,000, and $2,652,000, respectively. At December 31, 2000 and
1999, 136 and 54 employees were engaged in product development, respectively. At March 1, 2001, after the acquisition of Home Account Holdings, 187 employees were engaged in product development.

     The Company's product development efforts are focused on software and systems for Internet banking and electronic bill presentment and payment. In particular, the Company applies its research and development expenditures to data transaction processing and messaging software. This industry is characterized by rapid change. To keep pace with this change, the Company maintains an aggressive program of new product development and dedicates considerable resources to research and development to further enhance its existing products and to create new products and technologies. The Company's ability to attract and retain highly skilled research and development personnel is important to the Company's continued success.

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

EMPLOYEES

     At December 31, 2000 and 1999, the Company had approximately 136 and 80 employees, respectively. The Company has no collective bargaining agreements with its employees and believes that it has a positive relationship with its employees. At March 1, 2001, after the acquisition of Home Account Holdings, the Company had approximately 235 employees.

ITEM 2.  PROPERTIES
-------------------

     The Company's headquarters are located in Reston, Virginia, where it leases 17,000 square feet of office space; this lease expires in January 2004. In March 2000, the Company leased 7,500 square feet of additional office space in Reston, Virginia to provide additional facilities for product development close to its already existing headquarters facility. This lease expires in December 2001. The Company also leases 11,000 square feet of office space for its product development facilities in Toledo, Ohio. The Ohio lease expires in January 2004.

     In January 2000, the Company sold a 63,000 square foot manufacturing and distribution facility in New Milford, Connecticut. This facility was an asset related to the telecommunications business that was discontinued in 1998.

     In January 2001, the Company acquired Home Account Holdings, which had leased facilities in Emeryville, California, Omaha, Nebraska, and Charleston, South Carolina. In

February 2001, the facility in California, which served as the headquarters for the pre-merger Home Account Holdings, was shut down and the Company is currently seeking a subtenant for the 7,200 square feet of space. The Nebraska lease for 19,000 square feet of office space, used for product development and customer service, will expire in March 2003. The South Carolina lease for 10,000 square feet of office space, used for product development and customer service, will terminate in May 2001 and the Company has entered into a lease to rent 5,300 square feet of space commencing in April 2001 in a different South Carolina facility.

     All of the leasing arrangements were made with unaffiliated parties. The Company believes that its leased properties are sufficient for its current operations and for the foreseeable future.

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

         None.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
---------------------------------------------------------------
               STOCKHOLDER MATTERS
               -------------------

     The Company's common stock is traded on the NASDAQ National Market under the symbol INTD. The table below sets forth the high and low quarterly sales prices for the common stock of the Company as reported in published financial sources for each quarter during the last two years:

                                        Price Range of Common Stock
                                       ----------------------------
                                           High               Low
                                       -------------       ---------

2000

         Fourth Quarter               $  6.3750            $  2.3750
         Third Quarter                  10.7500               3.8125
         Second Quarter                 16.3750               5.3750
         First Quarter                  21.1250               3.5000

1999

         Fourth Quarter               $  4.9063            $  1.2188
         Third Quarter                   4.3750               2.0313
         Second Quarter                  6.5000               1.2188
         First Quarter                   1.8438               1.0625


     On March 1, 2001, the last reported sales price for the Company's common stock was $3.50.

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

     The number of stockholders of record at March 1, 2001 was 509, and does not include those stockholders who hold shares in street name accounts.

ITEM 6.   SELECTED FINANCIAL DATA

                       INTELIDATA TECHNOLOGIES CORPORATION

                             Selected Financial Data
                      (in thousands, except per share data)

                                                                      Year Ended December 31,
                                             --------------------------------------------------------------------------

RESULTS OF OPERATIONS:                           2000           1999           1998           1997            1996
----------------------                       -----------    ------------    -----------   -----------    --------------

Revenues                                     $     5,101    $     6,493     $    4,683    $    3,951     $       2,957
Cost of revenues                                   2,720          1,743            618         2,129             1,657
Operating expenses                                27,699         12,800         11,861        18,108            16,236
                                             ------------   ------------    -----------   -----------    --------------
Operating loss                                   (25,318)        (8,050)        (7,796)      (16,286)          (14,936)
Other income (expense)                            49,726            350            874         1,271            (2,391)
Provision for income taxes                           488             --             --            --                --
                                             ------------   ------------    -----------   -----------    --------------
Income (loss) from continuing operations          23,920         (7,700)        (6,922)      (15,015)          (17,327)
Income (loss) from discontinued operations          (262)         5,805        (30,917)      (75,079) (1)      (78,400) (1)
                                             ------------   ------------    -----------   -----------    --------------
Net income (loss)                                 23,658         (1,895)       (37,839)      (90,094)          (95,727)
Preferred stock dividend requirement                 --          (1,936)(2)         --            --                --
                                             ------------   ------------    -----------   -----------    --------------

Net income (loss) attributable to
  common stockholders                        $    23,658    $    (3,831)    $  (37,839)   $  (90,094)    $     (95,727)
                                             ============   ============    ===========   ===========    ==============

Basic earnings per common share

  Income (loss) from continuing operations   $      0.63    $     (0.29)    $    (0.22)   $    (0.47)    $       (0.94)
  Income (loss) from discontinued operations $     (0.01)   $      0.18     $    (0.98)   $    (2.38)    $       (4.27)
                                             ------------   ------------    -----------   -----------    --------------
  Net income (loss)                          $      0.62    $     (0.11)    $    (1.20)   $    (2.85)    $       (5.21)
                                             ============   ============    ===========   ===========    ==============

Diluted earnings per common share

  Income (loss) from continuing operations   $      0.59    $    (0.29)    $     (0.22)   $    (0.47)    $       (0.94)
  Income (loss) from discontinued operations $     (0.01)   $     0.18     $     (0.98)   $    (2.38)    $       (4.27)
                                             ------------   -----------    ------------   -----------    --------------
  Net income (loss)                          $      0.58    $    (0.11)    $     (1.20)   $    (2.85)    $       (5.21)
                                             ============   ===========    ============   ===========    ==============

Weighted-average common shares outstanding

  Basic                                           38,237        33,367          31,450        31,574            18,370
                                             ============   ===========    ============   ===========     =============
  Diluted                                         40,843        33,367          31,450        31,574            18,370
                                             ============   ===========    ============   ===========     =============


FINANCIAL POSITION (as of December 31):
---------------------------------------

Cash, cash equivalents and
   short-term investments                    $    27,255    $    8,496     $     8,050    $   11,359     $      39,062
Total assets                                      39,801        11,212           9,137        46,702           130,038
Long-term debt                                        --            --              --            --                --
Stockholders' equity                              33,570         7,087             331        37,069           124,289


(1) Discontinued operations results for 1997 include $65,200,000 of charges related to impairment of assets, restructuring charges, and valuation adjustments relating to inventories. Discontinued operations results for 1996 include $72,300,000 of nonrecurring in-process research and development expenses related to the Mergers.

(2) Preferred stock dividends for 1999 include the effects of accretion of discounts arising from the allocation of proceeds from issuance of preferred stock to warrants and a beneficial conversion feature. Such preferred stock was converted to common stock in late 1999.

Note: For the fiscal year ended December 31, 2000, the leasing business segment was discontinued and, accordingly has been reported as discontinued operations.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
---------------------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------

Overview

     InteliData Technologies Corporation ("InteliData" or the "Company") develops and markets software products and consulting services for the financial services industry. The Company supplies Internet banking, bill presentment and payment ("EBPP") software to financial institutions that want to provide their own remote banking services. The Company also serves as an Application Service Provider ("ASP") by providing Internet hosting and service bureau solutions to financial institutions, including bankcard issuers.

     On January 11, 2001, InteliData acquired Home Account Holdings, Inc. and its operating subsidiary, Home Account Network, Inc., by means of the merger of one of the Company's wholly owned subsidiaries with and into Home Account Holdings, with Home Account Holdings surviving the merger. Home Account Holdings is now a wholly owned subsidiary of InteliData. Home Account Holdings is an application services and software provider to financial institutions for the delivery of financial products and services over the Internet. Home Account Holdings provides a suite of UNIX-based Internet banking and electronic bill presentment and payment products and services in an application services provider environment.

     The Company develops and markets software products and services to assist financial institutions in their Internet banking and electronic bill payment initiatives. The products are designed to assist consumers in accessing and transacting business with their financial institutions electronically, and to assist financial institutions in connecting to and transacting business with third party processors. The services focus on providing these same services to financial institutions, including bankcard issuers, on an outsourced basis, as well as consulting and maintenance agreements that support the Company's products.

     The Company provides software products and implementation services to financial institutions whose processes and systems are subject to regulatory approvals. Internet banking is a developing marketplace. Financial institutions are gradually expanding their Internet banking services to permit customers not only to access historical account information from remote locations, but also to engage in transactions such as receiving and/or paying bills and transferring funds. The Company's future growth and profitability will depend, in part, upon consumer acceptance of Internet banking and electronic bill presentment and payment processes and the speed at which such acceptance occurs.

     The Company's business strategy is to develop products and services, including software, to meet the needs of financial institutions and their customers in the Internet banking markets. The Company strives to develop products with broad appeal that are easy-to-use, practical and built around common industry standards. In addition, the products and services the Company develops are designed to support not only Internet access, but by other access methods that are newly developing. These other access methods include Wireless access and/or access via Personal Digital Assistant ("PDA").

     The Company leased Caller ID adjunct units under an agreement with US West, whereby the Company leased Caller ID units directly to US West customers. The leasing program enabled subscribers to pay a monthly fee for the equipment. In 1996, US West ceased leasing new Caller ID adjunct units under the program. Notwithstanding the termination of this program, previously existing leases remained in effect. The number of active records in the Company's installed lease base historically decreased at a rate of approximately 30% per year.

     During 2000, US West notified the Company that US West would no longer permit InteliData to include the lease billing on the US West telephone bills. As such, InteliData has discontinued billing its legacy customers for Caller ID adjunct unit leases in the US West telephone service territory, because the cost of individually billing and pursuing collections for the leases would have made it impractical and uneconomical for the Company to continue the lease program. Accordingly, the results of operations from leasing activities have been reported as discontinued operations.

Results of Operations - Years Ended December 31, 2000 and 1999

Revenues

     The Company's revenues were $5,101,000 in 2000 compared to $6,493,000 in 1999, a decrease of $1,392,000. The decrease was a result of a decrease in software revenue of $1,479,000, an increase in consulting and services revenues of $1,892,000, and an expected reduction from residual royalty arrangements relating to the sale of bill-payment software to VISA Interactive. During 2000, software revenues contributed $673,000, consulting and services contributed $3,884,000 and royalty arrangements contributed $544,000. During 1999, the Company earned $2,152,000 from software sales, $1,992,000 from consulting and services, and $2,349,000 from royalty arrangements.

     The decrease in software revenue was due to several large systems sold in the beginning of 1999, while the systems sold in 2000 occurred in the latter part of the year. As a result, the Company was able to perform on and earn the revenue associated with the 1999 sales during 1999. Some revenue related to the 2000 sales was deferred and will be recognized in 2001 as the systems deliveries are completed and accounting criteria are met. Meanwhile, the increase in consulting and services revenues from 1999 to 2000 was due to the increases in the Company's recurring revenue from fees associate with its hosting and service bureau operations.

     During 2000, the Company continued to sell software that assists financial institutions in connecting customers who bank via the Internet and to sell outsourced solutions to financial institutions in the form of a service bureau and Internet hosting services. The Company expects that revenues generated in 2001 will be a direct result of software sales and installations, the related consulting business, and customer transaction fees from the installed outsourced solutions.

     During 2000, US West notified the Company that US West would no longer permit InteliData to include the lease billing on the US West telephone bills. As such, InteliData has discontinued billing its legacy customers for Caller ID adjunct unit leases in the US West telephone service territory, because the cost of individually billing and pursuing collections for the leases would have made it impractical and uneconomical for the Company to continue the lease program. The leasing business segment was discontinued and, accordingly has been reported as discontinued operations.

     As anticipated, the revenue for the year was negatively affected by the decline and the cessation of the royalty revenue stream from the sale of bill-payment software to VISA Interactive. The Company expects that the cessation will continue to be a significant factor over the next two quarters when comparing current period results with prior periods. In summary, the revenues from royalties were $544,000 and $2,349,000 for the years ended December 31, 2000 and 1999, respectively. The difference of $1,805,000 for the year is due to the decline in the revenue stream, as previously disclosed, and to the final cessation of the royalty streams. The significant decrease from period to period was also attributable to royalties from the sale of bill-payment software to VISA Interactive that occurred in 1995 and that was amended by the 1997 sale of VISA Interactive to Integrion. The $5,000,000 royalty  pre-payment  made in 1997 was fully  recognized  as  revenue by October
1999.

Cost of Revenues and Gross Profit

     The Company's cost of revenues increased $977,000 to $2,720,000 in 2000 from $1,743,000 in 1999. The increase is primarily due to a change in product mix, and an increase in cost of revenues for software and services.

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

General and Administrative

     General and administrative expenses increased $253,000 to $6,455,000 in 2000 from $6,202,000 in 1999. The increase was primarily attributable to additional facilities expenses and an increase in employees. Management expects general and administrative expenses in 2001 to increase over 2001 as a result of the Home Acquisition acquisition. However, the Company does not expect the costs to increase as a percentage of revenue.

Selling and Marketing

     Selling and marketing expenses increased $4,249,000 to $6,732,000 in 2000 from $2,483,000 in 1999. The increase is primarily attributed to increases in personnel, participation in several trade shows, production of marketing information, bid and proposal costs, costs associated with investor relations, and travel. The Company strategically invested to promote the Company's brand name and expanded product and service offerings. Management expects selling and marketing expenses in 2001 to increase over 2001 as a result of the Home Acquisition acquisition. However, the Company does not expect the costs to increase as a percentage of revenue.

Research and Development

     Research and development costs increased $10,397,000 to $14,512,000 in 2000 from $4,115,000 in 1999. The increase is primarily attributed to the increase of the number of research and development employees, travel, and employee-related expenses. The Company primarily incurred research and development expenses in writing the Interpose Transaction Engine for the Open Financial Exchange ("OFX") standard, the development of electronic bill presentment and payment technology, the development of the Interpose Web Banking ("IWB") front-end, creating the infrastructure and systems for the service bureau and hosting businesses, and developing upgrades of past software products. With the acquisition of Home Account Holdings, the number of full-time equivalents and management expects research and development expenses in 2001 to increase over 2001. However, the Company does not expect the costs to increase as a percentage of revenue.

Realized Gains on Sales of Investments


     On January 20, 2000, Home Financial Network, Inc. ("HFN"), a company in which InteliData held approximately a 25% ownership interest, merged with Sybase, Inc. InteliData accounted for its investment in HFN using the equity method. As of the merger date, such investment's carrying value was zero. In exchange for its portion of ownership in HFN, InteliData received approximately $5,867,000 in cash and approximately 1,770,000 shares of Sybase stock. The Company also held warrants to purchase HFN common stock. As part of the merger agreement, such warrants were converted into warrants to purchase Sybase common stock. The Company received 640,000 "warrant units" with an exercise price of $2.60 per warrant unit. Upon exercise of each warrant unit, the Company is entitled to receive $1.153448 in cash and 0.34794 share of Sybase common stock. InteliData recognized a gain of approximately $42,604,000 on this transaction during the first quarter of 2000. During the year, the Company recognized an additional $5,998,000 in realized gains on the sales of the Sybase investment. Total realized gains for the year were $48,602,000.

Other Income

     Other income decreased $774,000 to $1,124,000 in 2000 from $350,000 in 1999. The increase is associated with higher interest income due to the increases in cash and cash equivalents as a result of the sale of the HFN investment.

Income Taxes


     Income taxes were $488,000 and $0 for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $103 million that expire by 2019. However, use of these net operating losses in future years may be limited under applicable tax laws and regulations as a result of the Mergers and the Braun Simmons acquisition.

Discontinued Operations

     During 2000, US West notified the Company that US West would no longer permit InteliData to include the lease billing on the US West telephone bills. As such, InteliData has discontinued billing its legacy customers for Caller ID adjunct unit leases in the US West telephone service territory, because the cost of individually billing and pursuing collections for the leases would have made it impractical and uneconomical for the Company to continue the lease program. Accordingly, the results of operations from leasing activities have been reported as discontinued operations.

     In 2000, the Company experienced a loss of $262,000 in discontinued operations, while there was a gain of $5,805,000 in 1999. The loss in 2000 was solely related to the Caller ID business and was primarily the result of the Company's write-off of the remaining accounts receivable. The gain of $5,805,000 in 1999 is divided into $2,579,000 from the Caller ID leasing business and $3,226,000 from the telecommunications and interactive services divisions. All of the above results are net of income taxes.

     During 1999, the gain of $3,226,000 related to the telecommunications and interactive services divisions is attributable to specific events that occurred during the year including: favorable settlements with former telecommunications customers, the success of other settlements with vendors and negotiated expense settlements, aggressive collection efforts, and experiencing lower than anticipated shut-down costs such as warranty and customer service expenses associated with closing down the discontinued operations.

     As of December 31, 2000, the Company had $755,000 in remaining liabilities related to the discontinued operations. During the year, the Company sold the only remaining asset it had in the discontinued operations -- the building in New Milford, Connecticut. Liabilities remaining in the discontinued operations include a reserve for potential environmental clean-up at the New Milford location, costs for legal shut-down of former operating subsidiaries, potential warranty and royalty costs, and potential settlements with telecom customers and others.

Income (Loss) from Continuing and Discontinued Operations, Weighted-Average Common Shares Outstanding and Basic and Diluted Income (Loss) Per Common Share

     The basic and diluted weighted-average common shares outstanding for 2000 were 38,237,000 and 40,843,000, respectively, compared to 33,367,000 for both for the same period in 1999. The increase resulted primarily from the exercise of stock options and warrants, stock purchases under the Employee Stock Purchase Plan, and the granting of certain stock awards. Also, as of November 1999, all convertible preferred stock, which had been issued in July 1999, was converted into common stock.

     Income (loss) from continuing operations were $23,920,000 and $(7,700,000) for the years ended December 31, 2000 and 1999, while the gain (loss) from discontinued operations were $(262,000) and $5,805,000 for 2000 and 1999, respectively. Net income (loss) were $23,658,000 and $(3,831,000) for 2000 and 1999, respectively.

     In accordance with generally accepted accounting principles, portions of the proceeds from the sale of the Company's Series B Preferred Stock were allocated to certain warrants and to the preferred stock's conversion feature. On the Company's 1999 statement of operations, "Preferred stock dividend requirement" in the amount of $1,936,000 is added to the net loss to arrive at "Net loss attributable to common stockholders."

         As a result of the foregoing, basic earnings per common share for 2000 were income of $0.63 from continuing operations, loss of $(0.01) from discontinued operations, and net income of $0.62. Diluted earnings per common share for 2000 were income of $0.59 from continuing operations, loss of $(0.01) from discontinued operations, and income of $0.58 for net income.

         For the same period in 1999, basic and diluted income (loss) per common share were a loss of $(0.29) from continuing operations and income of $0.18 from discontinued operations, resulting in a basic and diluted loss per common share of $(0.11). In 1999, the Company's net loss attributable to common stockholders was impacted by a charge of $1,936,000 related to the Series B Preferred Stock dividends and the amortization of discounts arising from allocation of proceeds to warrants and the beneficial conversion feature.

Results of Operations - Years Ended December 31, 1999 and 1998

Reclassification

         As discussed in the previous section, the Company discontinued the Caller ID leasing business. Accordingly, the results of operations from leasing activities have been reported as discontinued operations and prior year results have been reclassified to conform to the 2000 presentation.

Revenues


     The Company's revenues were $6,493,000 in 1999 compared to $4,683,000 in 1998, an increase of $1,810,000. The increase is attributable to increased revenues for software and services, offset by the expected reduction in royalties. During 1999, software revenues contributed $2,152,000, consulting and services contributed $1,992,000, and royalties contributed $2,349,000 relating to the sale the sale of bill-payment software to VISA Interactive.


     During  1998,  the  Company   earned   $812,000  from  software  sales  and
installations, $1,138,000 from consulting and services, and $2,733,000 from royalty arrangements.

     During 1999, the Company continued to sell software that assists financial institutions in connecting customers who bank via the Internet. Also during 1999, the Company began to sell outsourced solutions to financial institutions in the form of a service bureau and Internet hosting services.

Cost of Revenues and Gross Profit

     The Company's cost of revenues increased by $1,125,000 to $1,743,000 in 1999 from $618,000 in 1998. The increase is primarily due to a change in product mix, and increase in cost of revenues for software and services.

General and Administrative

     General and administrative expenses decreased $38,000 to $6,202,000 in 1999 from $6,240,000 in 1998. The decrease was primarily attributable to a slight reduction in employee expenses associated with a lower employee headcount.

Selling and Marketing

     Selling and marketing expenses decreased $486,000 to $2,483,000 in 1999 from $2,969,000 in 1998. The decrease is primarily attributed to reduced costs associated with employees, trade shows, and travel.

Research and Development

     Research and development costs increased $1,463,000 to $4,115,000 in 1999 from $2,652,000 in 1998. The increase is primarily attributed to the increase of the workforce, travel, and employee expenses. The Company primarily incurred research and development expenses in writing the Interpose Transaction Engine for the Open Financial Exchange ("OFX") standard, creating the infrastructure and systems for the service bureau and hosting businesses, and developing upgrades of past software products.

Other Income

     Other income decreased  $524,000 to $350,000 in 1999 from $874,000 in 1998.
The decrease is largely associated with lower interest income due to the use of cash and cash equivalents and short-term investments during the year.

Income Taxes

     Income taxes were zero for the years ended December 31, 1999 and 1998. At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $112 million that will expire by 2013. However, use of these net operating losses in future years may be limited under applicable tax laws and regulations as a result of the Mergers and the Braun Simmons acquisition.


Discontinued Operations

     The gain from operations of telecommunications and interactive services divisions (net of income taxes) was $3,226,000 compared to a loss of $18,049,000 for the years ended December 31, 1999 and 1998, respectively. The loss on disposal of telecommunications and interactive services divisions was $16,174,000 for the year ended December 31, 1998.

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

     During 1999, the Company gained $2,579,000 from discontinued operations of the Caller ID leasing business, as compared to $3,306,000 for 1998. The decrease of $727,000 was attributable to the declining number of active records in the Company's installed lease base.

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

Income (Loss) from Continuing and Discontinued Operations, Weighted-Average Common Shares Outstanding and Basic and Diluted Income (Loss) Per Common Share

     The basic and diluted weighted-average common shares outstanding were 33,367,000 and 31,450,000 for 1999 and 1998, respectively. The increase resulted primarily from the exercise of stock options and conversion of the Company's Series B Convertible Preferred stock.

     Loss from continuing operations were $(7,700,000) and $(6,922,000) for the years ended December 31, 1999 and 1998, while the gain (loss) from discontinued operations were $5,805,000 and $(30,917,000) for 1999 and 1998, respectively. Net loss were $(1,895,000) and $(37,839,000) for 1999 and 1998, respectively.

     The Company's net loss attributable to common stockholders was impacted by a charge of $1,936,000 related to the Series B Preferred Stock dividends and the amortization of discounts arising from allocation of proceeds to warrants and the beneficial conversion feature. In accordance with generally accepted accounting principles, portions of the proceeds from the sale of the Company's Series B Preferred Stock were allocated to certain warrants and to the Preferred stock's conversion feature. On the Company's 1999 statement of operations, "Preferred stock dividend requirement" in the amount of $1,936,000 is added to the net loss to arrive at "Net loss attributable to common stockholders."

     As a result of the foregoing factors, basic and diluted income (loss) from continuing operations per common share attributable to common stockholders were $(0.29) and $(0.22) for the years ended December 31, 1999 and 1998, respectively. Basic and diluted income (loss) per common share from discontinued operations were $0.18 and $(0.98) for the years ended December 31, 1999 and 1998, respectively. Basic and diluted net (loss) were $(0.11) and $(1.20), respectively.

Liquidity and Capital Resources

     During 2000, the Company's cash and cash equivalents increased by $18,759,000. At December 31, 2000, the Company had $27,255,000 in cash and cash equivalents, $10,657,000 in investments and restricted cash, $30,093,000 of working capital with no long-term debt, and $33,570,000 in stockholders' equity.

     The Company's principal needs for cash in 2000 were for funding operating losses, investments in property and equipment and to fund working capital, primarily related to accounts receivable and other current assets. The Company funded an increase in accounts receivable of $588,000 for the year ended December 31, 2000. The increase in accounts receivable is attributed to the timing of receipts for services performed. The Company's cash position benefited from increases in accounts payable and accrued expenses of $1,945,000 and $2,359,000, respectively.


     The Company's cash requirements for operating activities in 2000 were financed primarily by the proceeds from sales of investments. On January 20, 2000, Home Financial Network, Inc. ("HFN"), a company in which InteliData held approximately a 25% ownership interest, merged with Sybase, Inc. InteliData accounted for its investment in HFN using the equity method. As of the merger date, such investment's carrying value was zero. In exchange for its portion of ownership in HFN, InteliData received approximately $5,867,000 in cash and approximately 1,770,000 shares of Sybase stock. The Company also held warrants to purchase HFN common stock. As part of the merger agreement, such warrants were converted into warrants to purchase Sybase common stock. The Company received 640,000 "warrant units" with an exercise price of $2.60 per warrant unit. Upon exercise of each warrant unit, the Company is entitled to receive $1.153448 in cash and 0.34794 share of Sybase common stock. InteliData recognized a gain of approximately $42,604,000 on this transaction during the first quarter of 2000. During the year, the Company recognized an additional $5,998,000 in realized gains on the sales of the Sybase investment. Total cash proceeds from these transactions were approximately $38,700,000.


     Net cash provided by investing activities in 2000 was $35,136,000. This was a result of the sales of the HFN and Sybase investments as discussed above, offset by the purchase of $3,313,000 of property and equipment and $251,000 of purchases of other investments.

     Financing activities provided $1,693,000 in 2000 and consisted of proceeds from the sale of the Company's common stock through stock option exercises, warrant exercises and the Employee Stock Purchase Plan, a capital contribution and purchases of common stock into treasury.


     The decision by the Company to divest itself of its telecommunications business segment created certain financial obligations and uncertainties for the future. The Company is required to satisfy certain obligations of the telecommunications business that will carry on beyond December 31, 2000. As of December 31, 2000, the Company had $755,000 in remaining liabilities related to the discontinued operations. During the year, the Company sold the only remaining asset it had in the discontinued operations -- the building in New Milford, Connecticut. Liabilities remaining in the discontinued operations include a reserve for potential environmental clean-up at the New Milford location, costs for legal shut-down of former operating subsidiaries, potential warranty and royalty costs, and potential settlements with telecom customers and others. The Company is working with its professional advisors and insurer to manage its exposure to liability for the potential environmental clean-up. The Company has hired an environmental specialist firm to perform a study of the damages, to prepare a project plan, to work with the state agency, and to remediate the damages. Additionally, the Company has acquired insurance to cap the potential costs and losses at a reasonable amount. Such amounts and insurance costs have been accrued for as of December 31, 2000. Management believes that the combination of the project plan and the insurance arrangements will cause the resolution of this matter to not have a material adverse effect on the Company's financial condition or results of operations.

     The Company believes that it currently has the capital necessary to continue funding the operations in 2001. During 2001, the Company expects its operating losses to decline based on increases in recurring revenue and in the adoption rates and penetration rates of Internet banking, credit card bill presentment, and electronic bill pay operations. Additionally, through expense and headcount reductions that commenced after the Company's merger with Home Account, the Company expects its operating expenses to be less than the aggregate operating expenses that were experienced in 2000 for the two separate companies.

     The Company expects to continue funding research and development in the Consumer Services Provider products for projected delivery in 2001. Additionally, the Company will continue funding research and development into its OFX, Credit Card, and Electronic Banking products during 2001. Though research and development expense will be continued in these three products, all products are currently in operation at customer sites and development efforts will be focused largely on product upgrades and product maintenance.

New Accounting Pronouncements

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

     SFAS 133 requires that all derivative financial instruments, such as forward currency exchange contracts and interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's adoption of this pronouncement, effective January 1, 2001, will not have a material effect on the Company's financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's application of this pronouncement did not have a material effect on the Company's financial statements.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company cautions readers that the following important factors, among others, in some cases have affected the Company's actual results, and could cause the Company's actual results for 2001 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act. Additionally, the Company is not under any obligation (and expressly disclaims an obligation to) update or alter its forward-looking statements, whether as a result of new information or otherwise.

Risks Associated With Our Acquisition of Home Account Holdings
---------------------------------------------------------------

     The acquisition costs associated with our purchase of Home Account Holdings may exceed the benefits we ultimately realize, which could have an adverse effect on our business, operations and financial condition. If we do not achieve the anticipated synergies, increased revenues, such as recurring revenues resulting from our ASP business model, cost savings, such as cost savings from the elimination of facilities and personnel, and other benefits of the acquisition as quickly or to the extent anticipated, our business, operations and financial condition could suffer. If we do not successfully integrate Home Account Holdings' operations and personnel in a timely manner or effectively manage Home Account Holdings, the benefits of the acquisition may not be achieved and key personnel may be lost. In addition, current and prospective employees of Home Account Holdings and InteliData may experience uncertainty about their future roles with us as a result of the acquisition of Home Account Holdings or the failure to successfully integrate the operations and personnel of Home Account Holdings. If we do not timely and seamlessly integrate Home Account Holdings' technology, products, operations and services with our own, we may lose existing customers of Home Account Holdings or InteliData. Additionally, if our combined products and services do not provide our customers with the products and services that they require, we could lose existing customers or fail to attract new customers. Any loss in our customer base and any failure to further expand our customer base could have an adverse effect on our business, operations and financial condition. If we do not successfully integrate Home Account Holdings' technology, products and services, many of the potential benefits of the acquisition may not be realized. We intend to integrate Home Account Holdings' technology into our own products and services in addition to offering Home Account Holdings' products and services separately. We may not be able to fully integrate Home Account Holdings' technology. Additionally, we may be required to spend additional time or money on integration that would otherwise be spent on developing our technology, products and services. If we do not timely and effectively integrate Home Account Holdings' technology, products and services, or if our employees spend additional time on integration efforts, we could experience increased operating expenses, which could have an adverse effect on our business, operations and financial condition.

Risk Factors Particular to Our Company
--------------------------------------

Our operating results fluctuate which could have an adverse effect on our business, operations and financial condition.

     Our quarterly operating results have varied significantly in the past, and it is likely that they will vary greatly in the future. Some of the factors that will likely cause our operating results to fluctuate are:

o    the size and timing of customer orders;
o    changes in our pricing policies or those of our competitors;
o    new product introductions or enhancements by our competitors or by us;
o delays in the introduction of new products or product enhancements by our competitors or by us; o customer order deferrals by our customers in anticipation of upgrades and new products; o market acceptance of new products;
o the timing and nature of sales, marketing, and research and development expenses by our competitors or by us; and,
o other changes in operating expenses, personnel changes and general economic conditions.

     Additionally, certain banks and other financial institutions have recently combined or are proposing to combine, and we are unable to assess the future effect that those combinations and other possible consolidations in the banking industry will have upon us. No assurance can be given that quarterly variations in our operating results will not occur in the future, and accordingly, the results of any one quarter may not be indicative of the operating results for future quarters.

We may require additional capital, which we may not be able to obtain, to be able to fund future operating losses, working capital needs and capital expenditures.

     The expansion and development of our business may require additional capital in the future to fund our operating losses, working capital needs and capital expenditures. The capital markets are very volatile and we may not be able to obtain future equity or debt financing in the future on satisfactory terms or at all. Our failure to generate sufficient cash flows from sales of products and services or to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities. Our inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of our business, which could cause our business, operating results and financial condition to suffer.

Rapidly changing technologies could make our products obsolete that may adversely effect our business, operations and financial conditions.

         Our business activities are concentrated in fields characterized by rapid and significant technological advances. It is possible that our products and services will not remain competitive technologically or that our products, processes or services will not continue to be reflective of such advances. The following, among other factors, may adversely affect our ability to be technologically competitive:

o our competitors may develop other technologies that could render our products and services noncompetitive or obsolete;
o    we may be  unable  to  locate,  hire and  retain  management  and other key personnel with the skills and abilities required to further advance and develop our software products and services and to maintain our technological competitiveness;
o we may be unable to introduce new products or product enhancements that achieve timely market acceptance and meet financial institutions' or Internet banking or EBPP customers' needs;
o we may encounter unanticipated technical, marketing or other problems or delays relating to new products, features or services that we recently introduced or that we may introduce in the future;
o we may be unable to keep pace with our competitors' spending on research and development of new products because most of our competitors and potential competitors have significantly greater financial, technological and research and development resources than we have;
o we may be unable to develop, produce and market new products as cheaply as our competitors and we may not be able to offer new products to customers at a competitive price; and,
o we may be unable to leverage our relationship with Spectrum (a consortium of banks aligned to invest in the development of an EBPP solution) into new business opportunities in the EBPP market.

An inability to compete successfully in an increasingly competitive and crowded marketplace could adversely affect our business, operations and financial conditions.

     The market for Internet banking and other interactive financial products and services is highly competitive and subject to rapid innovation and technological change, shifting consumer preferences and frequent new product introductions. A number of corporations with vast financial resources, such as S-1 Corporation, Corillian Corporation, Financial Fusion, Inc., Digital Insight, Inc., and Incurrent Solutions, Inc., offer products and services that compete directly with the products and services we offer. We expect the number of competitors in the Internet banking and EBPP products and services industry to expand greatly as a result of the popularity of the Internet and widespread ownership of personal computers. We foresee our future competitors as including:

o banks that have already developed (or plan to develop) Internet banking and EBPP products for their own customers, with the possibility of offering the products to other banks and other banks' customers;
o non-banks that may develop Internet banking and EBPP products to offer to banks; and
o computer software and data processing companies that currently offer, or will offer Internet banking and EBPP services through the use of their broad distribution channels that may be used to bundle competing products directly to end-users or purchasers.

Our stock price fluctuates significantly and could adversely affect our business, operations and financial condition.

     It is likely that in the future our common stock will continue to experience the significant volatility it has experienced in the past. Our common stock is traded on the Nasdaq National Market. The stock market, particularly in recent years, has experienced volatility that has been especially acute with respect to high technology-based stocks such as ours. The volatility of technology-based and development stage stocks has often been unrelated to the operating performance of the companies represented by the stock. Factors such as announcements of the introduction of new products or services by our competitors or by us, market conditions in the banking and other emerging growth company sectors and rumors relating to our competitors or us have had a significant impact on the market price of our common stock in the past.

We possess limited patent or registered intellectual property rights with respect to our technology and any loss or infringement of those rights could cause us to lose a valuable competitive advantage or incur costly litigation expenses that could have an adverse effect on our business, operations and financial condition.

     We possess limited patent or registered intellectual property rights with respect to our technology. We depend, in part, upon our proprietary technology and know-how to differentiate our products from those of our competitors and work independently and from time to time with third parties with respect to the design and engineering of our own products. We also rely on a combination of contractual provisions, trademarks, and trade secret laws to protect our proprietary technology. There can be no assurance, however, that we will be able to protect our technology or successfully develop new technology or gain access to such technology, that third parties will not be able to develop similar technology independently or design around our intellectual property rights, that competitors will not obtain unauthorized access to our proprietary technology, that third parties will not misuse the technology to which we have granted them access, or that our contractual or legal remedies will be sufficient to protect our interests in our proprietary technology. Enforcing or defending our intellectual property rights could be very expensive. If we cannot preserve our intellectual property rights, we may be at a competitive disadvantage.

Claims Against Us for Infringement of Another Party's Intellectual Property Rights Could Cause Us to Incur Costly Litigation Expenses or Impact Our Ability to Offer Products or Services to Our Market

     The Internet banking software and services industry has become an area of substantial litigation concerning intellectual property rights. Claims of infringement by third parties could have a significant adverse impact on our business. The expenses associated with defending claims, even if successful, are often significant. In the event that we were found to infringe a third party's rights, we would be required to enter into a royalty arrangement to continue to offer the infringing products and services. If we were unable to obtain acceptable royalty terms, we would be forced to discontinue offering the infringing products and services or modify the products and services to become non-infringing. This could result in the significant loss of revenues or considerable additional expense.

Delays in the development of new products or in the implementation of new or existing products at customer locations and defects or errors in the products we sell could adversely affect our business, operations and financial condition.

     We may experience delays in the development of the software and computing systems underlying our products and services. Additionally, we may experience delays when implementing our products at customer locations, and customers may be unable to implement our products in the time frames and with the functionalities that they expect or require. There can be no assurance that, despite our testing, errors will not be found in the underlying software, or that we will not experience development delays, resulting in delays in the shipment of our products, the commercial release of our products or in the market acceptance of our products, each of which could have a material adverse effect on our business, operations and financial condition.

We are dependent on key personnel, the loss of whom could adversely affect our business, operations and financial condition. Additionally, we will need to locate, hire and retain additional qualified personnel to continue to grow our business.

     Our performance is substantially dependent on the performance of our executive officers and key employees. We depend on our ability to retain and motivate high quality personnel, especially management and skilled development teams. The loss of services of any of our executive officers or other key employees could have a material adverse effect on our business, operations or financial condition.

     Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect upon our business, operations or financial condition.

Certain provisions of Delaware law, our certificate of incorporation and bylaws make a takeover by a third-party difficult.

     Certain provisions of Delaware law and of our certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions include:

o a provision allowing us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the holders of common stock. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock. In certain circumstances, such issuance could have the effect of decreasing the market price of the common stock;
o the existence of a stock rights plan that results in the dilution of the value of common stock held by a potential acquirer;
o the existence of a staggered board of directors in which there are three classes of directors serving staggered three-year terms, and thereby expanding the time required to change the composition of a majority of directors and perhaps discouraging someone from making an acquisition proposal for us;

o the bylaws' requirement that stockholders provide advance notice when nominating our directors;

o the inability of stockholders to convene a stockholders' meeting without the meeting first being called by the chairman of the board of directors or the secretary at the request of a majority of the directors; and,

o the application of Delaware law prohibiting us from entering into a business combination with the beneficial owner of 15% or more of our outstanding voting stock for a period of three years after the 15% or greater owner first reached that level of stock ownership, unless certain criteria are met.

Risk Facts Associated With Our Industry
---------------------------------------

The Internet banking and EBPP industries are relatively new and developing markets, and our success depends on the acceptance and growing use of Internet banking and electronic bill presentment and payment .

     Internet banking and EBPP continue to be developing markets. Our future financial success in the relatively new Internet banking and EBPP marketplace depends, in part, upon:

o consumer acceptance of, and financial institutions' support for, Internet banking and EBPP technologies;
o continued growth in personal computer sales and the number of personal computers with Internet access and continued reductions in the cost of personal computers and Internet access;
o the degree of financial institutions' success in marketing the Internet banking and EBPP products to their customers and the ability of these institutions to implement applications in anticipated time frames or with anticipated features and functionalities; and,
o the continued absence of regulatory controls and oversight of the Internet and electronic commerce.

     Even if this market experiences substantial growth, there can be no assurance that our products and services will be commercially successful or that we will benefit from such growth. Therefore, there can be no assurance as to the timing, introduction, or market acceptance of, or necessary regulatory approvals for, our products and services.

Concerns related to system security and consumer protections could prevent the widespread acceptance of Internet banking and EBPP and could adversely affect our business, operations and financial condition.

     The willingness of consumers and financial institutions to use personal computer and Internet-based banking, bill payment and other financial services will depend, in part, upon the following factors:

o our ability to protect consumer information relating to personal computer and Internet-based banking and other financial services against the risk of fraud, counterfeit and technology failure;
o the frequency of interruptions, delays and cessation in service to financial institutions and individuals resulting from computer viruses, break-ins or other problems;
o the increase in the cost of our services and products, as well as the cost to up-grade the services and products to keep pace with rapidly changing computer and Internet technologies, may be increased by expenditures of capital and resources to reduce security breaches, break-ins and computer viruses; and,
o the erosion of public and consumer confidence in the security and privacy of Internet banking and EBPP.

The threat of increased government regulation of the Internet and the continuing legal uncertainty and potential liabilities associated with sharing personal and financial information on the Internet could adversely affect our business, operations and financial condition.

     Our products rely on the cost-effectiveness of, and ease of access to, the Internet. There are currently few laws or regulations directly applicable to, or commerce or other communications on, the Internet. However, due to the increasing popularity and use of the Internet, it is possible that new laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, the collection or processing of personal information, copyright infringement and the pricing, characteristics and quality of products and services. Consumers' concerns relating to privacy, security and increasing regulation could hinder the use of the Internet and the growth of our business. The adoption of restrictive laws or regulations may increase the cost of doing business over the Internet. The application to the Internet of existing laws and regulations governing such issues as property ownership and personal privacy is subject to substantial uncertainty. Mandatory privacy and security standards and protocols are still being developed by government agencies, and we may incur significant expenses to comply with any requirements that are ultimately adopted. Our financial institution customers require that our products and services will permit them to operate in compliance with all applicable laws and regulations. We may become subject to direct regulation as the market for our products and services evolves. Additionally, current or new government laws and regulations, or the application of existing laws and regulations, may expose us to significant liabilities or otherwise impair our ability to achieve our strategic objectives through increased operating costs or reduced market acceptance. If Internet use does not grow as a result of privacy or security concerns, increasing regulation or for other reasons, the sale of Internet banking and electronic bill presentment and payment products would be hindered and our business, operations and financial condition would be adversely affected.

ITEM 7a.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------------

     The Company currently has no long-term debt and is not currently engaged in any transactions that involve foreign currency. The Company does not engage in hedging activities.

     As of December 31, 2000, the fair value of the Company's investment portfolio is approximately $10,217,000, which consisted of $6,435,000 of Sybase common stock, $3,541,000 of warrants to purchase Sybase common stock, and $241,000 of fixed income securities. Changes in the fair value of the Sybase common stock and fixed income securities will continue to be recognized as shareholders' equity (as a component of comprehensive income). SFAS 133, which the Company will adopt effective January 1, 2001, requires that changes in the fair value of the warrants to purchase Sybase common stock to be recognized periodically in income. A 10% decline in the stock price would result in approximate decreases of $644,000 and $354,000 in the fair value of the Company's holdings of Sybase common stock and warrants, respectively.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements

  Consolidated Balance Sheets as of December 31, 2000 and 1999................30


  Consolidated Statements of Operations for the Years Ended
    December 31, 2000, 1999 and 1998..........................................31

  Consolidated Statements of Changes in Stockholders'Equity for the Years Ended
    December 31, 2000, 1999 and 1998..........................................32


  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2000, 1999 and 1998..........................................33


  Notes to Consolidated Financial Statements for the Years Ended
    December 31, 2000, 1999 and 1998..........................................34


Independent Auditors' Report..................................................49

                       INTELIDATA TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                        (in thousands, except share data)


                                                         2000            1999
                                                      --------------------------
ASSETS

  CURRENT ASSETS

   Cash and cash equivalents                          $   27,255    $    8,496
     Restricted cash                                         440            --
     Investments                                          10,217            --
     Accounts receivable, net of allowances of $718
         in 2000 and $442 in 1999                          1,569           981
     Net assets of discontinued operations                    --           874
     Prepaid expenses and other current assets               320           138
                                                       ----------   ------------
         Total current assets                             39,801        10,489

  NONCURRENT ASSETS
     Property and equipment, net                           3,282           548
     Other assets                                            195           175
                                                     ------------   ------------

TOTAL ASSETS                                        $     43,278    $   11,212
                                                    =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
     Accounts payable                               $      4,288    $    2,343
     Accrued expenses and other liabilities                3,651         1,166
     Deferred revenues                                     1,014           616
     Net liabilities of discontinued operations              755            --
                                                    -------------   ------------
         Total current liabilities                         9,708         4,125
                                                    -------------   ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized
       5,000,000 shares; no shares issued
       and outstanding                                        --            --
     Common stock, $0.001 par value; authorized
       60,000,000 shares; issued 39,320,609 shares
       in 2000 and 38,691,040 shares in 1999;
       outstanding 38,629,897 shares in 2000
       and 38,009,540 shares in 1999                          39            38
     Additional paid-in capital                          261,552       258,133
     Treasury stock, at cost:  690,712
       shares in 2000 and 681,500 shares 1999             (2,123)       (2,064)
     Deferred compensation                                (1,375)         (345)
     Accumulated other comprehensive income                  494            --
     Accumulated deficit                                (225,017)     (248,675)
                                                    -------------   ------------
         Total stockholders' equity                       33,570         7,087
                                                    -------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     43,278    $   11,212
                                                    =============   ============



          See accompanying notes to consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (in thousands, except per share data)

                                                                        2000            1999           1998
                                                                    ------------     ------------     -------------

Revenues
     Software                                                       $       673      $     2,152      $        812
     Consulting and services                                              3,884            1,992             1,138
     Royalties and other                                                    544            2,349             2,733
                                                                    ------------     ------------     -------------
         Total revenues                                                   5,101            6,493             4,683
                                                                    ------------     ------------     -------------

Cost of revenues

     Software                                                                --              460               109
     Consulting and services                                              2,720            1,283               509
                                                                    ------------     ------------     -------------
         Total cost of revenues                                           2,720            1,743               618
                                                                    ------------     ------------     -------------
         Gross profit                                                     2,381            4,750             4,065

Operating expenses

     General and administrative                                           6,455            6,202             6,240
     Selling and marketing                                                6,732            2,483             2,969
     Research and development                                            14,512            4,115             2,652
                                                                    ------------     ------------     -------------
         Total operating expenses                                        27,699           12,800            11,861
                                                                    ------------     ------------     -------------

Operating loss                                                          (25,318)          (8,050)           (7,796)
Realized gains on sales of investments                                   48,602               --                --
Other income                                                              1,124              350               874
                                                                    ------------     ------------     -------------

Income (loss) before income taxes                                        24,408           (7,700)           (6,922)
Provision for income taxes                                                  488               --                --
                                                                    ------------     ------------     -------------

Income (loss) from continuing operations                                 23,920           (7,700)           (6,922)
Discontinued operations:
Income (loss) from operations, net of income taxes                         (262)           2,579           (14,743)
Gain (loss) on disposal, net of income taxes                                 --            3,226           (16,174)
                                                                    ------------     ------------     -------------
         Total discontinued operations                                     (262)           5,805           (30,917)
                                                                    ------------     ------------     -------------

Net income (loss)                                                        23,658           (1,895)          (37,839)
Preferred stock dividends and amortization of discounts
  arising from allocation of proceeds to warrants and
  beneficial conversion feature                                              --           (1,936)               --
                                                                    ------------     ------------     -------------

Net income (loss) attributable to common stockholders               $    23,658      $    (3,831)     $    (37,839)
                                                                    ============     ============     =============

Basic earnings per common share

Income (loss) from continuing operations                            $      0.63      $     (0.29)     $      (0.22)
Income (loss) from discontinued operations                                (0.01)            0.18             (0.98)
                                                                    ------------     ------------     -------------
         Net income (loss)                                          $      0.62      $     (0.11)     $      (1.20)
                                                                    ============     ============     =============

Diluted earnings per common share

Income (loss) from continuing operations                            $      0.59      $     (0.29)     $      (0.22)
Income (loss) from discontinued operations                                (0.01)            0.18             (0.98)
                                                                    ------------     ------------     -------------
         Net income (loss)                                          $      0.58      $     (0.11)     $      (1.20)
                                                                    ============     ============     =============

Weighted-average common shares outstanding

 Basic                                                                  3 8,237           33,367            31,450
                                                                    ============     ============     =============
Diluted                                                                  40,843           33,367            31,450
                                                                    ============     ============     =============

          See accompanying notes to consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)

                                                                                               Accumulated
                                                                                                 Other
                                                                                                Compre-            Compre
                                  Pre                         Additional            Deferred   hensive  Accum-     hensive
                                ferred Stock   Common stock    Paid-in     Treasury  Compen-   Income   ulated     Income
                                Shares Amount Shares   Amount   Capital     Stock    sation    (Loss)   Deficit    (Loss)    Total
                                 ----- ------ ------   ------  ----------  --------  -------   ------ ---------   -------  ---------

Balance at January 1, 1998        --     --    31,862   $32    $245,699    $(2,064)  $   (18)  $ 425  $(207,005)           $ 37,069
 Issuance of common stock:
  Exercise of stock options       --     --       300    --         294         --        --      --         --                 294
  Employee stock purchase plan    --     --        68    --          67         --        --      --         --                  67
 Issuance of restricted stock     --     --       156    --         462         --      (462)     --         --                  --
 Cancellation of restricted stock --     --       (53)   --        (159)        --       159      --                             --
 Cancellation of common stock     --     --       (40)   --          --         --        --      --         --                  --
 Cancellation of stock options    --     --        --    --         996         --        --      --         --                 996
 Compensation expense             --     --        --    --          --         --       169      --         --                 169
 Recognized gain on investments   --     --        --    --          --         --        --    (425)        --  $   (425)     (425)
 Net loss                         --     --        --    --          --         --        --      --    (37,839)  (37,839)  (37,839)
                                                                                                                  --------
        Comprehensive loss                                                                                       $(38,264)
                                 ----   ----  --------  ----   ---------   --------  --------  ------ ---------- ========= ---------
Balance at December 31, 1998      --     --    32,293    32     247,359     (2,064)     (152)     --   (244,844)                331
 Issuance of common stock:
  Exercise of stock options       --     --     1,250     1       2,407         --        --      --         --               2,408
  Employee stock purchase plan    --     --        23    --          27         --        --      --         --                  27
 Issuance of preferred stock
     & warrants                    1     --        --    --       5,670         --        --      --         --               5,670
 Conversion of preferred stock    (1)    --     4,793     5          (5)        --        --      --         --                  --
 Amortization and accretion of
     preferred dividend           --     --        --    --       1,936         --        --      --     (1,936)                 --
 Issuance of restricted stock     --     --       369    --         670         --      (670)     --         --                  --
 Cancellation of restricted stock --     --       (37)   --         (72)        --        72      --         --                  --
 Issuance of warrants             --     --        --    --         141         --      (141)     --         --                  --
 Compensation expense             --     --        --    --          --         --       546      --         --                 546
 Net loss                         --     --        --    --          --         --        --      --     (1,895) $ (1,895)   (1,895)
                                                                                                                  --------
 Comprehensive loss                                                                                              $ (1,895)
                                 ----   ----  --------  ----   ---------   --------  --------  ------ ---------- ========= ---------
Balance at December 31, 1999      --     --    38,691    38     258,133     (2,064)     (345)     --   (248,675)              7,087
 Issuance of common stock:
  Exercise of stock options       --     --       258     1         591         --        --      --         --                 592
  Employee stock purchase plan    --     --        30    --          75         --        --      --         --                  75
  Exercise of stock warrants      --     --       166    --         228         --        --      --         --                 228
 Issuance of restricted stock     --     --       206    --       1,401         --    (1,401)     --         --                  --
 Cancellation of restricted stock --     --       (30)   --        (152)        --       152      --         --                  --
 Issuance of stock warrants       --     --        --    --         419         --      (419)     --         --                  --
 Capital contribution             --     --        --    --         857         --        --      --         --                 857
 Purchase of treasury stock       --     --        --    --          --        (59)       --      --         --                 (59)
 Unrealized gains on investments  --     --        --    --          --         --        --     494         --  $    494       494
 Compensation expense             --     --        --    --          --         --       638      --         --                 638
 Net income                       --     --        --    --          --         --        --      --     23,658    23,658     23,658
                                                                                                                  --------
 Comprehensive income                                                                                            $ 24,152
                                 ----   ----  --------  ----   ---------   --------  --------  ------ ---------- ========= ---------
Balance at December 31, 2000      --     --    39,321   $39    $261,552    $(2,123)  $(1,375)  $ 494  $(225,017)           $ 33,570
                                 ====   ====  ========  ====   =========   ========  ========  ====== ==========           =========

          See accompanying notes to consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)

                                                                           2000             1999             1998
                                                                        ---------       ----------       ----------

Cash flows from operating activities

  Income (loss) from continuing operations                              $ 23,920        $  (7,700)       $  (6,922)
  Adjustments to reconcile income (loss) from continuing operations to net cash from operating activities of continuing operations:
      Realized gain on sale of investments                               (48,602)              --               --
      Provision for income taxes                                             116               --               --
      Depreciation and amortization                                          579              233              943
      Deferred compensation expense                                          638              546              169
      Other non-cash charges                                                  --               --             (425)
      Changes in operating assets and liabilities:
       Accounts receivable                                                  (588)          (1,585)              79
       Prepaid expenses and other current assets                            (182)               5               22
       Other assets                                                          (20)              82               71
       Accounts payable                                                    1,945              999              588
       Accrued expenses                                                    2,359              256           (2,325)
       Deferred revenue                                                      398           (1,527)          (2,503)
                                                                        ---------       ----------       ----------
        Net cash used in operating activities of continuing operations   (19,437)          (8,691)         (10,303)
                                                                        ---------       ----------       ----------


  Income (loss) from discontinued operations                                (262)           5,805          (30,917)
  Change in net liabilities of discontinued operations                     1,629           (4,340)          39,145
                                                                        ---------       ----------       ----------
        Net cash provided by operating activities
        of discontinued operations                                         1,367            1,465            8,228
                                                                        ---------       ----------       ----------

        Net cash used in operating activities                            (18,070)          (7,226)          (2,075)

Cash flows from investing activities

     Proceeds from sales of investments                                   38,700               --            9,304
     Purchases of property and equipment                                  (3,313)            (433)             (95)
     Purchase of investments                                                (251)              --               --
                                                                        ---------       ----------       ----------

        Net cash provided by (used in) investing activities               35,136             (433)           9,209
                                                                        ---------       ----------       ----------

Cash flows from financing activities

     Proceeds from the issuance of preferred stock                            --            5,670               --
     Proceeds from the issuance of common stock                              895            2,435              361
     Payments on borrowings related to discontinued operations                --               --           (1,500)
     Capital contribution                                                    857               --               --
     Payments to acquire treasury stock                                      (59)              --               --
                                                                        ---------       ----------       ----------

        Net cash provided by (used in) financing activities                1,693            8,105           (1,139)
                                                                        ---------       ----------       ----------

Increase in cash and cash equivalents                                     18,759              446            5,995

Cash and cash equivalents, beginning of year                               8,496            8,050            2,055
                                                                        ---------       ----------       ----------

Cash and cash equivalents, end of year                                  $ 27,255        $   8,496        $   8,050
                                                                        =========       ==========       ==========


          See accompanying notes to consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(1)      ORGANIZATION

     InteliData Technologies Corporation ("InteliData" or the "Company") develops and markets software products and consulting services for the financial services industry. The Company supplies Internet banking, electronic bill presentment and payment software to financial institutions that want to provide their own remote banking services. The Company also serves as an Application Service Provider ("ASP") by providing Internet hosting and service bureau solutions to financial institutions, including bankcard issuers.

     The Company is incorporated in the State of Delaware and has its corporate headquarters in Reston, Virginia. There are operating facilities in Charleston, South Carolina, Omaha, Nebraska, and Toledo, Ohio.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material inter-company balances and transactions. Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 financial statement presentation.

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

(c) Revenue Recognition - Beginning in 1998, the Company sold integrated solutions that bundle software products with customization, installation and training services. These arrangements are recognized using the percentage of completion method of accounting.

     Starting late in 2000, the Company entered into contracts for which the products do not require significant customization and for which revenue is recognized in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition. SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time as evidence of fair value does exist or until all elements of the arrangement are delivered.

     In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require the entity to recognize revenue for multiple element arrangements using the "residual method" when: (1) there is vendor-specific evidence of the fair values of all of the undelivered elements; (2) vendor-specific evidence of fair value does not exist for one or more of the delivered elements; and (3) the revenue recognition criteria of SOP 97-2 are satisfied. SOP 98-9 was adopted by the Company and did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

     License revenue is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, the fee is fixed and determinable, and collectibility is considered probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered and all obligations are met.

     Maintenance contracts generally require the Company to provide technical support and software updates and upgrades to customers. Revenue from maintenance contracts is recognized ratably over the term of the maintenance contract, on a straight-line basis. Consulting service revenue, consisting primarily of consulting and implementation, is generally recognized at the time the service is performed. Revenue from transactional services, which includes hosting and service bureaus, is recognized as transactions are processed.

     Lease revenue is recorded based on the units in service at the end of the prior month since these leases are cancelable at any time.

(d) Cash and Cash Equivalents - The Company considers all non-restricted, highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates their fair market value.

(e) Investments - The Company reports its investments in marketable securities as available-for-sale with any unrealized holding gains and losses, net of the related income tax effect, excluded from earnings and reported as a separate component of stockholders' equity until such gains or losses are realized. Dividends and interest income are recognized when earned. Realized gains or losses are included in earnings and are derived using the first-in, first-out method for determining cost of securities sold.

(f) Property and Equipment - Property and equipment is stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which are generally in the range of three to seven years.

(g) Net Liabilities of Discontinued Operations - Under various disposal plans adopted in 1997, 1998, and 2000, the Company has completed the divestiture of all of its telecommunications, interactive services businesses and the Caller ID adjunct leasing activities.

(h) Deferred Revenues - The Company received $5 million from Visa in the fourth quarter of 1997, as a result of an agreement whereby the Company surrendered the right to certain future royalty payments. The cash payment was recorded in deferred revenues and was recognized in other revenues over the two-year period of the arrangement. Other deferred revenues represent cash received for services to be provided.


(i) Income Taxes - Income taxes are accounted for in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established against deferred tax assets when it is deemed, based on available evidence, that it is more likely than not that some portion or all of the deferred tax asset will not be realized.

(j) Accounting for Stock-Based Compensation - The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB
25), Accounting for Stock Issued to Employees. Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant. The Company accounts for stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (SFAS
123), Accounting for Stock-Based Compensation.

     SFAS 123 prescribes the recognition of compensation expense based on the fair value to options on the grant date and allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. The Company has elected to continue to apply the provisions of APB 25 for options granted to employees and provide the pro forma disclosures pursuant to SFAS 123.

(k) Net Income (Loss) Attributable to Common Stockholders per share - Basic and diluted loss per common share is computed by dividing net income (loss), after deducting preferred stock dividend requirements and amortization of the discounts on the preferred stock that was issued in 1999 by the weighted average number of shares of common stock outstanding during the year. The effects of stock options were not included in the loss per share computations in 1999 and 1998 because they would have been anti-dilutive.

(l) Fair Value of Financial Instruments - The carrying values of the Company's financial instruments such as cash and cash equivalents, investments in common stock and bonds, accounts receivable, and accounts payable approximate their fair values.

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

     SFAS 133 requires that all derivative financial instruments, such as forward currency exchange contracts and interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's adoption of this pronouncement, effective January 1, 2001, will not have a material effect on the Company's financial statements.

     The carrying value of financial instruments approximates fair value and is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value may be based on estimates using present value or other valuation techniques.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's application of this pronouncement did not have a material effect on the Company's financial statements.

(n) Long-Lived Assets - The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

(o) Concentration Of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company sells its products primarily to financial institutions in the United States. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's on-going credit evaluation process. The Company does not generally require collateral from customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(p) Segment Reporting - The Company maintained operations in two primary operating segments: Internet banking and leasing. As discussed in Note 4, the Company has discontinued its leasing segment and all related financial information has been reclassified to reflect the results of operations as discontinued operation.

(3)      INVESTMENTS

     On January 20, 2000, Home Financial Network, Inc. ("HFN"), a company in which InteliData held approximately a 25% ownership interest, merged with Sybase, Inc. InteliData accounted for its investment in HFN using the equity method. As of the merger date, such investment's carrying value was zero. In exchange for its portion of ownership in HFN,

InteliData received approximately $5,867,000 in cash and approximately 1,770,000 shares of Sybase stock. The Company also held warrants to purchase HFN common stock. As part of the merger agreement, such warrants were converted into warrants to purchase Sybase common stock. The Company received 640,000 "warrant units" with an exercise price of $2.60 per warrant unit. Upon exercise of each warrant unit, the Company is entitled to receive $1.153448 in cash and 0.34794 share of Sybase common stock. InteliData recognized a gain of approximately $42,604,000 on this transaction during the first quarter of 2000.

     An escrow account was established to provide Sybase, Inc. indemnity protection against possible claims that might arise against HFN. Approximately 133,000 shares of Sybase common stock owned by InteliData were put in escrow, along with approximately $440,000 of cash. In March 2001, the Company received the escrow payments less approximately $127,000 for miscellaneous claims under the escrow provision.

     Additionally, the Company acquired approximately $251,000 of marketable securities during 2000. The Company considers all of its investments to be available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and as such, included within stockholders' equity as of December 31, 2000 is $494,000 of unrealized gain on investments (net of taxes), which represents the increase in the fair market value of the investment holdings from the acquisition price to December 31, 2000. As discussed in Note 1, effective January 1, 2001, the Company's investment in the Sybase warrants will be accounted for in accordance with SFAS 133.

     As of December 31, 2000, the Company has classified all investments as available-for-sale, including the above-mentioned investment held in escrow. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of the securities were as follows (in thousands):


                           Cost or          Gross          Gross
                          Amortized      Unrealized     Unrealized       Fair
                            Cost           Gains          Losses         Value
                         ----------     -----------     ----------    ----------

 Fixed income              $   251        $     -         $ (10)       $   241
 Equity securities           9,462            514             -          9,976
                         ----------     -----------     ----------    ----------
 Total                     $ 9,713        $   514         $ (10)       $10,217


     All fixed income securities are due after five years.

     As of December 31, 2000, approximately $3,541,000 of the equity securities represented the warrants to purchase Sybase common stock. The fair value of the warrants described above was estimated on December 31, 2000 using the Black-Scholes model using the following: no dividend yield, expected volatility of 60%, life of 12 months, and a risk free interest rate of 6.10% per annum.

(4)      DISCONTINUED OPERATIONS

     The Company leased Caller ID adjunct units under an agreement with US West, whereby the Company leased Caller ID units directly to US West customers. The leasing program enabled subscribers to pay a monthly fee for the equipment. In 1996, US West ceased leasing new Caller ID adjunct units under the program. Notwithstanding the termination of this program, previously existing leases remained in effect. The number of active records in the Company's installed lease base historically decreased at a rate of approximately 30% per year.

     During 2000, US West notified the Company that US West would no longer permit InteliData to include the lease billing on the US West telephone bills. As such, InteliData has discontinued billing its legacy customers for Caller ID adjunct unit leases in the US West telephone service territory, because the cost of individually billing and pursuing collections for the leases would have made it impractical and uneconomical for the Company to continue the lease program. Accordingly, the results of operations from leasing activities have been reported as discontinued operations.

     During the second quarter of 1998, the Company adopted a plan to dispose of its various telecommunications divisions through sale and liquidation. The Company's Caller ID adjunct inventory was sold in May 1998. The Company's Plexus inventory was sold in December 1998. The Company's IPS and Landmark inventory was sold in February 1999.

     As of December 31, 2000, the Company had $755,000 in remaining liabilities related to the discontinued operations. During the year, the Company sold the only remaining asset it had in the discontinued operations -- the building in New Milford, Connecticut. Liabilities remaining in the discontinued operations include a reserve for potential environmental clean-up at the New Milford location, costs for legal shut-down of former operating subsidiaries, potential warranty and royalty costs, and potential settlements with telecom customers and others. The Company is working with its professional advisors and insurer to manage its exposure to liability for the potential environmental clean-up. Management does not believe that the resolution of this matter will be likely to have a material adverse effect on the Company's financial condition or results of operations.

Net revenues and loss from discontinued operations are as follows:

                                                                       Years Ended December 31,
                                                    -----------------------------------------------------------
(in thousands)                                             2000                 1999                1998
---------------------------------------------------------------------------------------------------------------

Net revenues                                              $   1,531            $   3,923           $   28,911
Cost of revenues                                                730                1,322               31,092
Operating expenses                                            1,068               (3,204)              32,803
Income (loss) from operations                                  (267)               5,805              (34,984)
Income (benefit) taxes                                           (5)                  --               (3,628)
Income (loss) from discontinued operations                     (262)               5,805              (31,356)

---------------------------------------------------------------------------------------------------------------

Net (liabilities) assets of discontinued operations are as follows:

                                                           December 31,
                                              ----------------------------------
(in thousands)                                       2000              1999
--------------------------------------------------------------------------------
Trade receivables, net                              $     --         $     --
Inventories and other current assets                      --               --
Property, plant and equipment, net                        --              588
Trade payables                                            --               --
Other current liabilities                               (755)            (657)
                                              ----------------------------------
Net liabilities of discontinued operations          $   (755)        $    (69)
                                                    ==========        ==========

--------------------------------------------------------------------------------

Summary of Discontinued Operations

     In 2000, the Company experienced a loss of $262,000 in discontinued operations, while there was a gain of $5,805,000 in 1999. The loss in 2000 was solely related to the Caller ID business and was primarily the result of the Company's write-off of the remaining accounts receivable. The gain of $5,805,000 in 1999 is divided into $2,579,000 from the Caller ID leasing business and $3,226,000 from the telecommunications and interactive services divisions. All of the above results are net of applicable income taxes.

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

     During 1998, the loss from operations of telecommunications and interactive services divisions (net of income taxes) of $18,049,000 included $13,784,000 in inventory adjustments and $4,265,000 of other activity, while there was a gain of $3,306,000 from the Caller ID leasing business. The loss on disposal of telecommunications and interactive service divisions consisted of $2,696,000 in expected sales returns, $3,539,000 in property adjustments, $3,010,000 in provisions for doubtful customer accounts, and $6,929,000 in actual and expected losses from operations from the measurement date through the date of disposal.

(5)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31 (in thousands):

                                                     2000            1999
                                                 -----------     -----------
                  Building Improvements          $       45      $       --
                  Office equipment                    4,269           1,421
                  Furniture and fixtures                610             191
                                                 -----------     -----------
                                                      4,924           1,612
                  Accumulated depreciation           (1,642)         (1,064)
                                                 -----------     -----------
                                                 $    3,282      $      548
                                                 ===========     ===========

(6)      ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities consists of the following at December 31 (in thousands):

                                              2000           1999
                                          ----------      ----------
        Accrued compensation              $    1,645      $      399
        Accrued professional fees                291              72
        Accrued tax liabilities                   10              13
        Accrued insurance                        209             221
        Other liabilities                      1,496             461
                                          -----------      ----------
                                          $    3,651       $   1,166
                                          ===========      ==========

(7)      STOCKHOLDERS' EQUITY

(a)      Issuance and Subsequent Conversion of Preferred Stock and Warrants

     On July 22, 1999, the Company issued 600 shares of 4% Convertible Preferred Stock, for net proceeds of $5,670,000. A portion of the proceeds was allocated to warrants to purchase 120,000 shares of InteliData common stock and to the beneficial conversion feature of such preferred stock, with the resulting discount on the preferred stock being amortized as dividends. In the fourth quarter of 1999, all of the preferred stock was converted to common shares.

     The fair value of these 120,000 warrants, which expire five years from the issuance date and have an exercise price of $4.53, was estimated as of the grant date using the Black-Scholes model. The following assumptions were used: no dividend yield, expected volatility of 129%, life of 5 years, and a risk free interest rate of 4.00% per annum. Accordingly, the Company allocated approximately $369,000 to these warrants and the charge was amortized over the period that the preferred stock was outstanding. As of December 31, 2000, 104,000 warrants remained outstanding.

(b)      Stock Options

     The Company sponsors several stock option plans that cover substantially all employees and directors. Options granted under such plans typically vest monthly over periods ranging from one to five years and generally expire in eight and ten years, although some grants provide for vesting in annual increments or allow for accelerated vesting based upon reaching performance milestones. Most options granted under the plans allow the purchase of stock at the fair value of such common stock at the respective grant dates.

     In June 1998, employees other than the then President and Chief Executive Officer were given the opportunity to cancel their options and have them replaced with options with strike prices equal to the common stock's fair value on those dates (option repricing).

         A summary of stock option activity for each of the Company's stock option plans is as follows:

                                        Exercise Prices
                                   -----------------------------     Number
            Description         Minimum           Maximum           of Options
            -----------         -------           -------      -----------------
        January 1, 1998          $0.21             $23.75          4,734,213
          Granted                $0.63              $1.78            893,650
          Exercised              $0.98              $0.98           (300,000)
          Canceled               $0.21             $20.38         (2,346,600)
                                                               -----------------
        December 31, 1998        $0.63             $20.38          2,981,263
          Granted                $1.22              $4.91          2,584,850
          Exercised              $1.38              $6.44         (1,334,945)
          Canceled               $0.63              $7.13         (1,058,073)
                                                               -----------------
                                                               -----------------
        December 31, 1999        $0.69             $20.38          3,173,095
          Granted                $2.59             $19.44            805,700
          Exercised              $0.81             $14.75           (234,011)
          Canceled               $0.97             $12.75           (141,009)
                                                               -----------------
                                                               -----------------
        December 31, 2000        $0.69             $19.44          3,603,775
                                                               =================

     The Company applies the intrinsic value method of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. In connection therewith, during 1998, the Company recognized $18,000 of compensation expense in connection with option grants at exercise prices below fair market value on the dates of the grant.

     Had compensation cost been determined based on the fair value method of Statement of Financial Accounting Standards No. 123, the Company's results of operation would have been as follows (in thousands, except for per share data) for the years ended December 31:

                                                   2000        1999       1998
                                                 -------    ---------  ---------
      Net income (loss)                          $18,836    $ (7,679)  $(38,437)
      Basic earnings (loss) per common share     $  0.49    $  (0.23)  $  (1.22)
      Diluted earnings (loss) per common share   $  0.46    $  (0.23)  $  (1.22)

     The weighted average fair value of options granted during 2000, 1999, and 1998 was $6.85, $1.53, and $1.15 per share, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model. For 2000 year-end, the following weighted average assumptions were used: no dividend yield, expected volatility of 134%, and a risk free interest rate of 5.16% per annum. For 1999 year-end, the following weighted average assumptions were used: no dividend yield, expected volatility of 156%, and a risk free interest rate of 5.5% per annum. For 1998 year-end, the following weighted average assumptions were used: no dividend yield, expected volatility of 136%, and a risk free interest rate of 5.28% per annum.

         The Company has options outstanding and exercisable in varying price ranges. The schedule below details the Company's options by price range:

                                               Options Outstanding             Options Exercisable
                                              ----------------------          --------------------
                                                            Weighted                       Weighted
                                             Weighted       Average                         Average
             Range of            Number       Average       Exercise        Number of      Exercise
         Exercise Prices       Of Options      Life          Price            Options        Price
        -----------------    ------------   -----------    ----------     -----------     -----------

        $  0.690  - 2.375      2,296,586     6.7 years       $   1.23       1,430,606     $      1.21
           2.376  - 4.750        502,225     6.4 years           3.28         148,941            3.13
           4.751  - 7.125        436,300     6.6 years           5.92          14,750            5.01
           7.126  - 9.500        260,234     6.7 years           8.18          35,830            7.93
           9.501  -23.750        108,430     4.3 years          14.83          29,630           16.51
        -----------------    ------------   -----------    ----------     -----------     -----------
                              3,603,775                                     1,659,757
                             ============                                  ===========

(c)      Employee Stock Purchase Plan

     Under the Employee Stock Purchase Plan, approved in 1996, the Company is authorized to issue up to 500,000 shares of common stock to its full-time employees, nearly all of who are eligible to participate. Under the terms of the Plan, employees can choose each period to have up to twenty percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. During the years ended December 31, 2000, 1999, and 1998 the Company issued 20,079, 33,498, and 44,307 shares of stock under the plan, respectively.

(d)      Treasury Stock

     In 2000, the Company paid $59,000 to acquire an additional 9,212 shares of its own common stock. These shares were surrendered by employees of the Company to satisfy tax-withholding obligations associated with the vesting of certain restricted stock awards. As of December 31, 2000, the Company had a total of 690,712 common shares in treasury at an aggregate cost of $2,123,000.

(e)      Stockholder Rights Plan

     In January 1998, the Company's Board of Directors adopted a Stockholder Rights Plan. This plan was amended on May 24, 2000. The rights are designed to assure that all the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other tactics to gain control of the Company without paying all stockholders a control premium.

     Terms of the Stockholder Rights Plan provide for a dividend distribution of one right for each share of common stock to holders of record at the close of business on February 6, 1998. Shareholders will be able to exercise the rights only in the event, with certain exceptions, an acquiring party accumulates 20 percent or more of the Company's voting stock, or if a party (an acquiring person) announces an offer to acquire 20 percent or more without prior approval of the Company's Board of Directors. The rights will expire on January 21, 2008. Each right initially will entitle the holder to buy one one-thousandth of a share of a new series of preferred stock at a price of $42.50.

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

(f)      Stock Warrants


     In 2000, the Company entered into a five-year agreement with an unrelated party, whereby the Company issued warrants to this entity in exchange for the entity's becoming a premier reference site for InteliData's service bureau offering. As a premier reference site, the entity would make its facility and personnel reasonably accessible for InteliData, InteliData's potential clients, analysts, and industry publication reporters, in order to demonstrate or answer questions regarding a service bureau environment and InteliData's capabilities. On June 30, 2000, InteliData issued five-year, fully-vested warrants to purchase 50,000 share of InteliData common stock at an exercise price of $4.75 per share. The fair value of these warrants was estimated as of the grant date using the Black-Scholes model. The following assumptions were used: no dividend yield, expected volatility of 143%, life of 2 years, and a risk free interest rate of 6.44% per annum. Accordingly, the Company recorded approximately $419,000 of deferred compensation that is being amortized over the term of this agreement. As of December 31, 2000, all of these warrants were still outstanding.


(8)      EMPLOYEE 401(k) SAVINGS PLAN

     The Company sponsors a defined contribution plan ("Plan") that qualifies for preferential tax treatment under Section 401(a) of the Internal Revenue Code. Participation in the Plan is available to employees who are at least twenty-one years of age. Company contributions to the Plan are based on a percentage of employee contributions. The Company contributed $89,000, $60,000, and $128,000 in 2000, 1999, and 1998, respectively. The Company also pays for administrative expenses incurred by the Plan.

(9)      INCOME TAXES

     A reconciliation of taxes computed at the statutory federal tax rate on loss before income taxes (from continuing operations) to the actual income tax expense is as follows (in thousands):

                                              Years ended December 31,
                                       ----------------------------------
                                         2000        1999       1998
                                       ----------  ---------   ----------

   Income tax liability (benefit)
      computed at the statutory rate   $   8,543   $ (1,792)   $  (1,266)
   Other                                      85         61           26
   Change in valuation allowance          (8,140)     1,731        1,240
                                       ----------  ---------   ----------
              Income taxes             $     488   $     --    $      --
                                       ==========  =========   ==========

     The  balance  of  $488,000   represents  the  current  federal  income  tax
provision. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999, are as follows (in thousands):

                                                          2000           1999
                                                      ----------     -----------
     Deferred tax assets:

     Net operating loss carryforwards                 $  36,140       $  39,342
     Basis differences in investments                    (3,466)          1,750
     Accounts receivable and inventory revaluation          381             523
     Property and Equipment                                 (64)             56
     General business credit carryforward                   489             489
     Other                                                  359              --
     Alternative minimum tax credit carryforward            241              60
                                                      ----------       ---------
          Total gross deferred tax asset                 34,080          42,220
     Valuation allowance                                (34,080)        (42,220)
                                                      ----------       ---------
              Net deferred tax assets                 $      --       $      --
                                                      ==========      ==========

     The net changes in the total valuation allowance for the years ended December 31, 2000, 1999, and 1998 were an increase (decrease) of $(8,140,000), $602,000, and $3,923,000, respectively. A valuation allowance was established for deferred tax assets as of December 31, 2000 and 1999 because it was deemed, based on available evidence, that it is more likely than not that all of the deferred tax asset will not be realized.

     At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $103 million, which expire in 2007 through 2019, general business tax credits of approximately $489,000, which expire in 2005 through 2010, and an alternative minimum tax credit carryforward of approximately $241,000, which may be carried forward indefinitely and used to offset future regular taxable income.

(10)     COMMITMENTS AND CONTINGENCIES

(a)      Leases

     The Company leases facilities and equipment under cancelable and noncancelable operating lease agreements. The facility leases are for terms from one to five years. Rent expense was $735,000, $483,000 and $877,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

     Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2000, were as follows (in thousands):

        Year ending December 31,
        ------------------------

                   2001                                       $        722
                   2002                                                530
                   2003                                                541
                   2004                                                410
                   2005                                                 --
                   2006 and thereafter                                  --
                                                              ------------
                       Total minimum lease payments            $     2,203
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

 (11)    VALUATION AND QUALIFYING ACCOUNTS

     The components of significant valuation and qualifying accounts associated with accounts receivable for the years ended December 31, 2000 and 1999 were as follows (in thousands):

        Balance, December 31, 1998                      $       511
           Recoveries                                          (217)
           Charged to costs and expenses                          -
           Write-offs                                           148
                                                        ------------
        Balance, December 31, 1999                              442
           Recoveries                                             -
           Charged to costs and expenses                        276
           Write-offs                                             -
                                                        ------------
        Balance, December 31, 2000                      $       718
                                                        ============

(12)     ACQUISITION OF HOME ACCOUNT

     On January 11, 2001, InteliData acquired Home Account Holdings, Inc.
(Home Account), a Delaware corporation, and its operating subsidiary, Home Account Network, Inc., by means of the merger of one of the Company's wholly owned subsidiaries with and into Home Account Holdings, with Home Account Holdings surviving the merger. Home Account Holdings is now a wholly owned subsidiary of InteliData. Home Account Holdings is an application services and software provider to financial institutions for the delivery of financial products and services over the Internet. Home Account Holdings provides a suite of UNIX-based Internet banking and electronic bill presentment and payment products and services in an application services provider environment.

     The Company acquired all of the outstanding common stock and options of Home Account by issuing 6,900,000 of InteliData common stock and paying approximately $320,000 in cash. The value of the shares issued as part of the purchase consideration of approximately $29,011,000 was measured based on the market price of the issued common stock a few days before and after January 11, 2001 - the date that the merger transaction was agreed to and announced. This acquisition is accounted for as a purchase under Accounting Principles Board

Opinion No. 16, Business Combinations (APB No. 16). In accordance with APB No. 16, the Company is allocating the purchase price of Home Account based on the fair value of the assets acquired and liabilities assumed. Goodwill resulting from the Home Account acquisition will be amortized over seven years.

(13)     UNAUDITED QUARTERLY FINANCIAL DATA

     The results of the Company's quarterly operations for the years ended December 31, 2000 and 1999 are set forth in the following table (in thousands, except per share data). During 2000, the Company discontinued the Caller ID leasing business. Accordingly, the results of operations from leasing activities have been reported as discontinued operations and prior period results have been reclassified to conform to this presentation.


                                                 First        Second          Third         Fourth          YTD
                                              ----------   -----------   ------------   -----------    --------

2000
----
Revenues                                     $     1,784    $     1,199    $    1,516    $     602     $    5,101
Cost of revenues                                     574            933           850          363          2,720
Operating expenses                                 4,902          6,715         7,103        8,979         27,699
                                             ------------   ------------   -----------   ----------    -----------
Operating loss                                    (3,692)        (6,449)       (6,437)      (8,740)       (25,318)
Other income (expense)                            42,756          1,555         4,170        1,245         49,726
Provision (benefit) for income taxes                 790           (100)          (57)        (145)           488
                                             ------------   ------------   -----------   ----------    -----------
Income (loss) from continuing operations          38,274         (4,794)       (2,210)      (7,350)        23,920
Income (loss) from discontinued operations           417            (51)         (633)           5           (262)
                                             ------------   ------------   -----------   ----------    -----------
Net income (loss)                                 38,691         (4,845)       (2,843)      (7,345)        23,658
Preferred stock dividend requirement                  --             --            --           --             --
                                             ------------   -----------    -----------   ----------    -----------

Net income (loss) attributable
   to common stockholders                    $    38,691    $    (4,845)   $   (2,843)   $  (7,345)    $   23,658
                                             ============   ===========    ===========   ==========    ===========

Basic earnings per common share

  Income (loss) from continuing operations   $      1.00    $    (0.13)    $    (0.05)   $   (0.19)    $     0.63
  Income (loss) from discontinued operations        0.01          0.00          (0.02)        0.00          (0.01)
                                             ------------   -----------    -----------   ----------    -----------
  Net income (loss)                          $      1.01    $    (0.13)    $    (0.07)   $   (0.19)    $     0.62
                                             ============   ===========    ===========   ==========    ===========

Diluted earnings per common share
  Income (loss) from continuing operations   $      0.93    $    (0.13)    $    (0.05)   $   (0.19)    $     0.59
  Income (loss) from discontinued operations        0.01          0.00          (0.02)        0.00          (0.01)
                                             ------------   -----------    -----------   ----------    -----------
  Net income (loss)                          $      0.94    $    (0.13)    $    (0.07)   $   (0.19)    $     0.58
                                             ============   ===========    ===========   ==========    ===========

Weighted-average common shares outstanding
  Basic                                           38,147        38,173         38,265       38,349         38,237
                                             ============   ===========    ===========   ==========     ==========
  Diluted                                         40,955        38,173         38,265       38,349         40,843
                                             ============   ===========    ===========   ==========     ==========


1999
----

Revenues                                     $     1,034    $    1,811     $    1,988    $   1,660     $    6,493
Cost of revenues                                      57           297            368        1,021          1,743
Operating expenses                                 3,251         3,393          2,911        3,245         12,800
                                             ------------   -----------    -----------   ----------     ----------
Operating loss                                    (2,274)       (1,879)        (1,291)      (2,606)        (8,050)
Other income (expense)                                43            77            109          121            350
Provision (benefit) for income taxes                  --            --             --           --             --
                                             ------------   -----------    -----------   ----------     ----------
Income (loss) from continuing operations          (2,231)       (1,802)        (1,182)      (2,485)        (7,700)
Income (loss) from discontinued operations           710         2,019          1,004        2,072          5,805
                                             ------------   -----------    -----------   ----------     ----------
Net income (loss)                                 (1,521)          217           (178)        (413)        (1,895)
Preferred stock dividend requirement                  --            --         (1,535)        (401)        (1,936)
                                             ------------   -----------    -----------   ----------     ----------
Net income (loss) attributable
   to common stockholders                    $    (1,521)   $      217     $   (1,713)   $    (814)     $  (3,831)
                                             ============   ===========    ===========   ==========     ==========

Basic and diluted earnings per common share

  Income (loss) from continuing operations   $     (0.07)   $    (0.05)    $    (0.08)   $   (0.08)     $   (0.29)
  Income (loss) from discontinued operations        0.02          0.06           0.03         0.06           0.18
                                             ------------   -----------    -----------   ----------     ----------
  Net income (loss)                          $    (0.05)   $      0.01     $    (0.05)       (0.02)     $   (0.11)
                                             ============   ===========    ===========   ==========     ==========

Weighted-average common shares outstanding

  Basic and Diluted                              31,693         32,627         33,056       36,090         33,367
                                             ============    ==========    ===========   ==========     ==========


                                  * * * * * *

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of InteliData Technologies Corporation
Reston, Virginia

We have audited the accompanying consolidated balance sheets of InteliData Technologies Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InteliData Technologies Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 14, 2001

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
--------------------------------------------------------------
              ACCOUNTING AND FINANCIAL DISCLOSURE
              -----------------------------------

              None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

Directors

     The Company incorporates herein by reference the information concerning directors contained in its Proxy Statement for its 2001 Stockholder's Meeting to be filed within 120 days after the end of the Company's fiscal year (the "2001 Proxy Statement").

Executive Officers

     The following table sets forth the names and ages of all executive officers of the Company and all positions and offices within the Company presently held by such executive officers:

   Name                     Age   Position Held
   ----                     ---   -------------
   William F. Gorog         75    Chairman of the Board
   Alfred S. Dominick, Jr.  55    President and Chief Executive Officer
   Michael E. Jennings      55    Executive Vice President of the Consumer
                                    Services Business Unit
   Steven P. Mullins        34    Vice President, Chief Financial Officer
                                     and Treasurer
   Albert N. Wergley        53    Vice President, General Counsel and Secretary
   Charles A. White         42    Vice Chairman, Corporate Development

William  F. Gorog has served as  Chairman  and  director  of the  Company  since
-----------------
November 1996. Mr. Gorog had served as Chairman of US Order from May 1990 to November 1996. From October 1987 until founding US Order in May 1990, he served as chairman of the board of Arbor International, an investment management firm. From 1982 to 1987, he served as president and chief executive officer of the Magazine Publishers of America, an association representing the principal consumer publications in the United States. During the Ford Administration, Mr. Gorog served as deputy assistant to the President for Economic Affairs and Executive Director of the Council on International Economic Policy. Prior to that time, he founded and served as chief executive officer of DataCorp., which developed the Lexis and Nexis information systems for legal and media research and which was subsequently sold to the Mead Corporation.

Alfred S. Dominick, Jr. has served as the President and Chief Executive Officer
-----------------------
of the Company since August 1998. Prior to joining InteliData, Mr. Dominick served as president of the Retail Products Delivery Group at M&I Data Services. Prior to joining M&I Data Services in July 1995, he was Executive Vice President of Retail Banking and a member of the Executive Committee for Boatmen's Bancshares Corporation for three years. Prior to that Mr. Dominick was an Executive Vice President with Bank One Texas, since 1985. Prior to Bank One Texas, Mr. Dominick was a Senior Vice President with Fleet National Bank.

Michael E. Jennings has served as the Executive  Vice  President of the Consumer
-------------------
Services Business Unit since joining InteliData in June 2000. He is in charge of overall business planning and business development activities for electronic bill presentment and payment, Internet banking, and outsourcing. Previous to joining InteliData, Mr. Jennings served at Bank of America as a Senior Vice President of Self Service Delivery. During the eight years prior to joining InteliData, he worked on alternative delivery strategies and managing several different areas of electronic Banking including:
Debit Cards, ATMs, ATM/POS Operations, PC and Internet Banking, and EFT switches. Mr. Jennings is a former director of CIRRUS, Money Transfer Systems, Credit Systems Inc., and was chairman of the American Banking Association's Retail Payment Systems Committee.

Steven P. Mullins has served as Vice  President,  Chief Financial  Officer,  and
-----------------
Treasurer of the Company since October 2000. From January 2000 to October 2000, he served as the Vice President of Finance, Treasurer, and Controller. From January 1999 to January 2000, he served as Controller and Director of Finance and from June 1997 to January, 1999, he served as Director of Financial Planning of the Company. From 1995 to 1997, he ran a financial consulting practice. Previous to that he was an Administrator with the Fairfax County, Virginia Government.

Albert N. Wergley has served as Vice President,  General Counsel,  and Secretary
------------------
of the Company since November 1996. From May 1995 to November 1996, he served as Vice President and General Counsel of US Order. From 1986 to 1994, Mr. Wergley was vice president and general counsel of Verdix Corporation (now Rational Software Corporation), a manufacturer of software development tools. Previous to that he was associated with the McLean, Virginia office of the law firm of Reed Smith Shaw & McClay and with the law firm of Howrey & Simon in Washington, D.C.

Charles A. White joined InteliData through the merger with Home Account.  He was
----------------
President and CEO of Home Account from 1998 through the merger. From 1994 to 1998, Mr. White was at First Data Corporation, where he was President of Electronic Commerce Payment Services. At First Data, Mr. White managed start-up ventures in electronic bill presentment and Internet home banking. He led the company's bill presentment concept and established the joint venture MSFDC, later Transpoint, with Microsoft. Prior to First Data, Mr. White held executive technology management positions at Visa International, where he was responsible for the development and engineering of distributed, real-time, payment processing solutions.

Beneficial Ownership Reporting

     The Company incorporates herein by reference the information required by Item 405 of Regulation S-K contained in its 2001 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The Company incorporates herein by reference the information concerning executive compensation contained in the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 2001 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)    1.     FINANCIAL STATEMENTS

              See Item 8 of this Report

       2.     FINANCIAL STATEMENT SCHEDULES

              See Item 8 of this Report

       3.     EXHIBITS

                                  EXHIBIT INDEX

          Exhibit

           Number                                             Description

          2.1 Agreement and Plan of Merger, dated January 11, 2001, by and among Intelidata Technologies Corporation, InteliData Merger Sub, Inc., Home Account Holdings, Inc., and Edward F. Glassmeyer and Ronald Terry, each in his capacity as representative of the stockholders of Home Account. (Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on January 26, 2001).

          3.1 Certificate of Incorporation of InteliData Technologies Corporation. (Incorporated herein by reference to Appendix IV to the Joint Proxy Statement/Prospectus included in the Registration Statement on Form S-4 filed with the Commission on August 29, 1996, as amended, File Number 333-11081).

         3.1.1 Amendment to the Certificate of Incorporation. (Incorporated herein by reference to the Compan's Registration Statement on Form S-8, File Number 333-93227).

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


         4.1.1 Amendment No. 1 dated May 24, 2000 to the Rights Agreement, dated as of January 21, 1998, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to the Current Report on Form 8-A/A filed with the Commission on July 6, 2000).


          4.2 Registration Rights Agreement, dated January 11, 2001, by and among InteliData Technologies Corporation and the holders of common stock listed on Exhibit A attached thereto. (Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on January 26, 2001).

          10.1 Description of InteliData Technologies Corporation Merger Stock Compensation Plan. (Incorporated herein by reference to the Company's Registration Statement on Form S-8, File Number 333-76631).


          10.2 InteliData Technologies Corporation 1996 Incentive Plan. (Incorporated herein by reference to the Company's Registration Statement on Form S-8, File Number 333-16115).InteliData Technologies Corporation 1996 Incentive Plan. (Incorporated herein by reference to

        10.2.1 Description   of  Amendment  to  the  1996   Incentive   Plan.
               (Incorporated   herein  by  reference  to  the  Company's   Proxy
               Statement filed with the Commission on September 9, 1999).

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


        10.5.1 InteliData  Technologies   Corporation  1998  Chief  Executive
               Officer's Plan. (Incorporated herein by reference to Exhibit 10 to the Company's Report on Form 10-K for the year ended December 31, 1999).

          10.6 Employment and Non-Competition Agreement dated December 17, 1997 between InteliData Technologies Corporation and Albert N. Wergley. (Incorporated herein by reference to Exhibit 10 to the Company's Report on Form 10-K for the year ended December 31,
               1997).

        10.6.1 Amendment to the Employment and Non-Competition Agreement between InteliData Technologies Corporation and Albert N. Wergley, dated June 14, 1999. (Incorporated herein by reference to Exhibit 10 to the Company's Report on Form 10-K for the year ended December 31, 1999).

          10.7 Employment Agreement dated November 3, 1998 between InteliData Technologies Corporation and Thomas R. Oxendine. (Incorporated herein by reference to Exhibit 10 to the Company's Report on Form 10-K for the year ended December 31, 1998).

          10.8 Employment and Non-Competition Agreement between InteliData Technologies Corporation and Michael E. Jennings, dated June 14, 2000 (Incorporated herein by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 2000).

          10.9 Employment and Non-Competition Agreement between InteliData Technologies Corporation and William F. Gorog, dated November 1, 2000 (Incorporated herein by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30,
               2000).


         10.10 Employment and Non-Competition Agreement between InteliData Technologies Corporation and Steven P. Mullins, dated November 1, 2000 (Incorporated herein by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30,
               2000).


         10.11 Merger Consideration Escrow Agreement, dated January 11, 2001, by and among InteliData Technologies Corporation, Home Account Holdings, Inc., Edward Glassmeyer and Ronald Terry, each in his capacity as representative of the stockholders of Home Account, and SunTrust Bank, Richmond, Virginia, as Escrow Agent.
               (Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on January 26, 2001).

        10.12 IIndemnity Escrow Agreement, dated January 11, 2001, by and among InteliData Technologies Corporation, Home Account Holdings, Inc., Edward Glassmeyer and Ronald Terry, each in his capacity as representative of the stockholders of Home Account, and SunTrust Bank, Richmond, Virginia, as Escrow Agent. (Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on January 26, 2001).


         10.13 Note and Fee Exchange Agreement, dated January 11, 2001, by and among InteliData Technologies Corporation, Home Account Holdings, Inc., U.S. Bancorp Piper Jaffray and the persons listed on Exhibit A thereto. (Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on January 26, 2001).


     *    21.1 InteliData   Technologies   Corporation   List  of  Significant
               Subsidiaries.

     *    23.1 Consent of Deloitte & Touche LLP.

-------------
   * filed herewith

(b)    REPORTS ON FORM 8-K

       None.

                                   * * * * * *

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTELIDATA TECHNOLOGIES CORPORATION

                                    By: /s/ Alfred S. Dominick, Jr.
                                        --------------------------------
                                        Alfred S. Dominick, Jr.
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                           Date


/s/ Alfred S. Dominick, Jr.   President, Chief Executive          March 26, 2001
---------------------------     Officer, and Director
Alfred S. Dominick, Jr.

/s/ William F. Gorog          Chairman of the Board               March 26, 2001
---------------------------     and Director
William F. Gorog


/s/ Steven P. Mullins         Vice President, Chief               March 26, 2001
--------------------------      Financial Officer, and
Steven P. Mullins               Treasurer (Principal
                                Financial and
                                Accounting Officer)


/s/ Neal F. Finnegan         Director                             March 26, 2001
---------------------------
Neal F. Finnegan


/s/ Patrick F. Graham        Director                             March 26, 2001
---------------------------
Patrick F. Graham


/s/ John J. McDonnell, Jr.   Director                             March 26, 2001
---------------------------
John J. McDonnell, Jr.


/s/ L. William Seidman       Director                             March 26, 2001
---------------------------
L. William Seidman


/s/ Norman J. Tice           Director                             March 26, 2001
---------------------------
Norman J. Tice


/s/ Charles A. White         Director                             March 26, 2001
---------------------------
Charles A. White