Form 10-Q
period 2001-03-31
INTELIDATA TECHNOLOGIES CORP
filed 2001-05-14
CIK 1021810

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549
                            ________________________



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       __________________________________________________________________



For the Quarter ended: March 31, 2001           Commission File Number 000-21685



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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's Common Stock outstanding on March 31, 2001 was 45,622,153.

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

          Condensed Consolidated Balance Sheets
          March 31, 2001 and December 31, 2000 ................................3

          Condensed Consolidated Statements of Operations
          Three Months Ended March 31, 2001 and 2000 ..........................4

          Condensed Consolidated Statement of Changes in Stockholders' Equity
          Three Months Ended March 31, 2001 ...................................5

          Condensed Consolidated Statements of Cash Flows
          Three Months Ended March 31, 2001 and 2000 ..........................6

          Notes to Condensed Consolidated Financial Statements ................7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .........................12

         Item 3. Quantitative and Qualitative Disclosures About Market Risk...17


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K ..................................17


SIGNATURE         ............................................................18

PART I:       FINANCIAL INFORMATION
-----------------------------------
ITEM 1.       FINANCIAL STATEMENTS
----------------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                  (in thousands, except share data; unaudited)

                                                           2001            2000
ASSETS
  CURRENT ASSETS
   Cash and cash equivalents                       $     18,105    $     27,255
   Restricted cash                                          ---             440
   Investments                                            4,917          10,217
   Accounts receivable, net of allowance for
     doubtful accounts                                    4,306           1,486
   Other receivables                                      1,244              83
   Prepaid expenses and other current assets                750             320
                                                            ---             ---
         Total current assets                            29,322          39,801

  NONCURRENT ASSETS
     Property and equipment, net                          4,908           3,282
     Goodwill, net                                       37,430             ---
     Other assets                                           195             195
                                                            ---             ---

TOTAL ASSETS                                      $      71,855     $    43,278
                                                  =============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                             $      4,808    $      4,288
     Accrued expenses and other liabilities              3,755           3,651
     Deferred revenues                                   3,720           1,014
     Short-term capital lease obligations                   19             ---
     Other liabilities                                   1,812             ---
     Net liabilities of discontinued operations            714             755
                                                           ---             ---
TOTAL CURRENT LIABILITIES                               14,828           9,708
                                                        ------           -----

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value;
       authorized 5,000,000 shares; no shares
       issued and outstanding                              ---             ---
     Common stock, $0.001 par value;
       authorized 60,000,000 shares; issued
       46,328,497 shares in 2001 and 39,320,609
       shares in 2000; outstanding 45,622,153
       shares in 2001 and 38,629,897 shares in 2000          46              39
     Additional paid-in capital                         294,445         261,552
     Treasury stock, at cost: 706,344 shares in 2001
       and 690,712 shares in 2000                        (2,163)         (2,123)
     Deferred compensation                               (1,843)         (1,375)
     Accumulated other comprehensive (loss) income         (239)            494
     Accumulated deficit                               (233,219)       (225,017)
                                                       --------        --------
TOTAL STOCKHOLDERS'EQUITY                                57,027          33,570
                                                         ------          ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $     71,855    $     43,278
                                                   ============    ============



     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                (in thousands, except per share data; unaudited)


                                                       2001            2000
                                                     ---------       --------
Revenues
  Software                                           $     169        $   436
  Consulting and services                                2,982          1,094
  Royalties and other                                      ---            254
                                                     ---------        --------
      Total revenues                                     3,151          1,784
                                                     ---------        --------
Cost of revenues
  Software                                                   5            ---
  Consulting and services                                1,897            574
                                                     ----------       --------
  Total cost of revenues                                 1,902            574
                                                     ----------       --------

      Gross profit                                       1,249          1,210
                                                     ----------       --------

Operating expenses
  General and administrative                             2,668          1,401
  Selling and marketing                                  2,303          1,324
  Research and development                               3,773          2,177
  Amortization of goodwill                               1,229            ---
                                                     ----------       --------
      Total operating expenses                           9,973           4,902
                                                     ----------       --------

Operating loss                                          (8,724)         (3,692)

Realized gain on sales of investments, net               1,130          42,604
Unrealized loss on Sybase warrants                        (923)            ---
Other income (expense), net                                315             152
                                                     ----------       --------

Income (loss) before income taxes                       (8,202)         39,064
Provision for income taxes                                 ---             790
                                                     ----------       --------
Income (loss) from continuing operations                (8,202)         38,274
Income from discontinued operations of
  Caller ID leasing                                        ---             417
                                                     ----------       --------

Net income (loss)                                    $  (8,202)       $ 38,691
                                                     ==========       ========

Basic earnings per common share
  Income (loss) from continuing operations           $   (0.18)       $   1.00
  Income from discontinued operations                     0.00            0.01
                                                     ----------       --------
  Net income (loss)                                  $   (0.18)       $   1.01
                                                     ==========       ========

Diluted earnings per common share
   Income (loss) from continuing operations          $   (0.18)       $   0.93
   Income from discontinued operations                    0.00            0.01
                                                     ----------       --------
   Net income (loss)                                 $   (0.18)       $   0.94
                                                     ==========       ========

Basic weighted-average common shares outstanding        44,580          38,147
Diluted weighted-average common shares outstanding      44,580          40,955


     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2001
                            (in thousands; unaudited)



                                                                                     Accumulated
                                                      Additional                       Other
                                        Common stock                      Deferred     Compre-     Accumu-    Compre-
                                  -------------------  Paid-in  Treasury   Compen-     hensive      lated     hensive
                                   Shares    Amount   Capital    Stock     sation    Income(Loss)  Deficit   Income (Loss)    Total
                                  ---------  -------- ---------- -------- ---------- ----------  ---------- -------------- ---------

Balance at January 1, 2001           39,321  $    39  $ 261,552  $(2,123) $  (1,375)  $    494   $(225,017)                $ 33,570
Issuance of common stock:
   Acquisition of Home Account        6,900        7     31,950        -          -          -           -                   31,957
   Exercise of stock options             44        -        110        -          -          -           -                      110
Issuance of restricted stock             83        -        344        -       (344)         -           -                        -
Cancellation of restricted stock        (19)       -       (140)       -        140          -           -                        -
Home Account Incentive Plan               -        -        629        -       (629)         -           -                        -
Purchase of treasury stock                -        -          -      (40)         -          -           -                      (40)
Compensation expense                      -        -          -        -        365          -           -                      365
Realized gain on sales of
  investments                             -        -          -        -          -       (180)          -                     (180)
Unrealized loss on investments,
   net of taxes                           -        -          -        -          -       (553)          -    $  (553)         (553)
Net loss                                  -        -          -        -          -          -      (8,202)    (8,202)       (8,202)
Comprehensive loss                                                                                            --------
                                  ---------- -------- ---------- -------- ---------- ---------- -----------   $(8,755)     ---------
                                                                                                              ========
Balance at March 31, 2001            46,329   $   46  $ 294,445  $(2,163) $  (1,843) $    (239) $ (233,219)                $ 57,027
                                  ========== ======== ========== ======== ========== ========== ===========                =========


      See accompanying notes to condensed consolidated financial statements

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                            (in thousands; unaudited)


                                                                               2001                    2000
                                                                             --------                --------

Cash flows from operating activities
Net (loss) income                                                            $  (8,202)              $ 38,691
Adjustments to reconcile net income to net cash used in
    operating activities:
   Realized gain on sales of investments, net                                   (1,130)               (42,604)
   Unrealized loss on Sybase warrants                                              923                     --
   Amortization of goodwill                                                      1,229                     --
   Depreciation and amortization                                                   341                     59
   Deferred compensation expense                                                   365                     76
   Deferred income taxes                                                            --                    790
    Changes in certain assets and liabilities:
       Accounts receivable                                                      (2,021)                  (453)
       Other receivables                                                        (1,161)                    --
       Prepaid expenses and other current assets                                  (212)                  (279)
       Accounts payable                                                         (1,185)                  (184)
       Accrued expenses                                                         (2,521)                   183
       Deferred revenues                                                         1,427                   (616)
                                                                             ----------              ---------
                 Net cash used in operating activities                         (12,147)                (4,337)
                                                                             ----------              ---------
Cash (used in) provided by operating activities of
  discontinued operations                                                          (41)                   880
                                                                             ----------              ---------
Cash flows from investing activities
       Proceeds from the sales of investments                                    4,883                  5,427
       Release of cash escrow                                                      311                     --
       Purchases of property and equipment                                        (224)                  (406)
       Payment of acquisition costs                                             (1,749)                    --
       Cash paid for Home Account common stock                                    (253)                    --
                                                                             ----------              ---------
              Net cash provided by investing activities                          2,969                  5,021
                                                                             ----------              ---------
Cash flows from financing activities
       Proceeds from issuance of common stock                                      110                    635
       Purchase of treasury stock                                                  (40)                    --
                                                                             ----------              ---------
              Net cash provided by financing activities                             70                    635
                                                                             ----------              ---------
              (Decrease) increase in cash and cash equivalents                  (9,150)                 2,199

Cash and cash equivalents, beginning of period                                  27,255                  8,496
                                                                             ----------              ---------
Cash and cash equivalents, end of period                                     $  18,105               $ 10,695


     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


(1)  Basis of Presentation

          The condensed consolidated balance sheet of InteliData Technologies Corporation ("InteliData" or the "Company") as of March 31, 2001, and the related condensed consolidated statements of operations, changes in stockholders' equity, and cash flows for the three month periods ended March 31, 2001 and 2000 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

          The condensed consolidated financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual audited financial statements and notes. These financial statements should be read in conjunction with the annual audited financial statements of the Company and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Form 10-K for the fiscal year ended December 31, 2000.

(2)  Adoption of New Accounting Pronouncement

          Prior to January 1, 2001, the Company considered its investment in warrants to purchase common stock of Sybase, Inc. ("Sybase") to be available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value.

          SFAS 133 requires that all derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's adoption of this pronouncement, effective January 1, 2001, did not result in an adjustment for the cumulative effect of an accounting change, because the carrying value reflected fair value under the previous accounting guidance. In accordance with SFAS 133, the Company recorded an unrealized loss investment of $923,000 for the three months ended March 31, 2001. Pro forma income for the three months ended March 31, 2000 was $39,012,000 due to an unrealized gain on investment of $321,000. Pro forma earnings per share were $1.02 and $0.95 on a basic and diluted basis, respectively

(3)  Acquisition of Home Account

          On January 11, 2001, the Company acquired Home Account Holdings, Inc. ("Home Account") and its operating subsidiary, Home Account Network, Inc., pursuant to an agreement and plan of merger whereby a wholly-owned subsidiary of the Company merged with and into Home Account, with Home Account surviving the merger as the Company's wholly-owned subsidiary. Home Account is an application services and software provider to financial institutions for the delivery of financial products and services over the Internet. Home Account provides a suite of UNIX-based Electronic banking and Electronic Bill Presentment and Payment (EBPP) products and services in an Application Services Provider (ASP) environment.

          Pursuant to the merger agreement, the Company purchased Home Account for approximately $320,000 in cash and 6,900,000 shares of Company common stock and the merger is accounted for as a purchase. The purchase price was the result of an arm's-length negotiation between the Company and Home Account, based on the Company's evaluation of the fair market value of Home Account's business, including its revenues. The value of the shares issued as part of the purchase consideration of approximately $29,011,000 was measured based on the average of the market price of the issued common stock a few days before and after January 11, 2001 - the date that the merger transaction was agreed to and announced. This amount coupled with the liability associated with the Home Account Incentive Plan of $2,946,000 (see below) resulted in an increase in stockholders' equity of $31,957,000. The total estimated purchase price of approximately $31,186,000 consisted of the following (in thousands):

         Consideration and acquisition costs:
              Value of shares issued                                  $  29,011
              Home Account expense reimbursement                            250
              Cash consideration                                            320
              Acquisition costs                                           1,605
                                                                      ---------
                                                                      $  31,186
                                                                      =========

          The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. The Company will obtain valuation services for independent appraisals of the fair values of the acquired property, plant and equipment, and identified intangible assets, and their remaining useful lives. The

     Company is also completing the review and determination of the fair values of the other assets acquired and liabilities assumed. Accordingly, the allocation of the purchase price is subject to revision, which is not expected to be material, based on the final determination of appraised and other fair values. A summary of the assets acquired and liabilities assumed in the acquisition follows (in thousands):

         Preliminary allocation of purchase price
           Current assets                                            $    1,047
           Property, plant and equipment                                  1,743
           Liabilities assumed and other                                 (3,864)
           Liabilities associated with Home Account Incentive Plan       (2,946)
           Acquisition integration liabilities                           (3,453)
           Goodwill (7-year, straight-line amortization)                 38,659
                                                                    $    31,186

          As a result of the acquisition of Home Account, InteliData incurred acquisition expenses for costs to exit certain activities at Home Account locations and to involuntarily terminate employees of the acquired company. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the acquisition integration liabilities included in the purchase price allocation are approximately $1,006,000 for lease costs for the Home Account headquarters in Emeryville, California, and $2,447,000 related to workforce reduction.

          The workforce reductions focused on three key areas: 1) streamlining development efforts, 2) eliminating of redundant administrative overhead and support activities, and 3) restructuring and repositioning of the sales/marketing and research and development organizations to eliminate redundancies in these activities. As of March 31, 2001, 72 positions have been terminated.


          Certain aspects of the integration plan will be refined as additional studies are completed, including the evaluation of capacity of existing and acquired facilities to accommodate new manufacturing and administrative processes and the appropriate positioning of the sales/marketing and research development organizations to best serve customer needs. Adjustments to the estimated acquisition integration liabilities based on these refinements, if any, will be included in the allocation of the purchase price.

          The following pro forma quarterly financial information presents the combined results of operations of InteliData Technologies Corporation and Home Account Holdings, Inc. and gives effect to the acquisition of Home Account as if it occurred on January 1, 2000. The pro forma condensed combined financial information set forth below reflects certain adjustments, including among others, adjustments to reflect the amortization of the goodwill associated with the acquisition. However, pro forma results do not  include  any  anticipated  cost  savings.  The pro forma  condensed combined financial information set forth below neither purports to represent what the consolidated results of operations or financial condition of InteliData would actually have been if the Home Account acquisition had in fact occurred on such date nor projects the future consolidated results of operations or financial condition of InteliData.

                                                 Three Months      Three Months
                                                      Ended             Ended
                                                    March 31,         March 31,
        (in thousands, except per share data)         2001              2000
        -------------------------------------         ----              ----


              Revenue                             $    3,151        $     3,795
              Net (loss) income                      (11,662)            31,825
              Basic net (loss) income per share        (0.26)              0.71
              Diluted net (loss) income per share      (0.26)              0.67

          Pro forma basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding after the issuance of InteliData's common stock to acquire the outstanding shares of Home Account. Pro forma diluted net income (loss) per share also gives effect to any dilutive options. Options and warrants are excluded from the computation during loss periods, as their effect is anti-dilutive.

(4)      Home Account Incentive Plan

          In 2000, Home Account approved the 2000 Incentive Plan to encourage the retention of certain officers of Home Account through a change of control transaction, and after such a transaction to the extent, up to one year, as desired by the acquirer. Upon acquisition of Home Account by an acquirer, the 2000 Incentive Plan provided for the granting to plan participants of an aggregate of 15% of the net amount of the merger consideration allocable to Home Account's preferred stockholders after payment of the debt preference and other expenses associated with a transaction. Two-thirds of the 2000 Incentive Plan allocation would vest on the transaction closing date and represent a pre-acquisition expense to Home Account. In connection with the merger transaction, the Company agreed to advance the participants funds to pay for their tax withholding obligations associated with the two-thirds portion. As of March 31, 2001, this receivable balance was $1,116,000 and is included in the "Other receivable" balance. The shares allocable to the participants are held in an escrow account. Upon the registration of the merger consideration shares, the Company will be paid the receivable balance from the proceeds of the sale of stock.

          The remaining one-third of the participants allocation would vest one year from the transaction closing date and will be charged to expense over the vesting period. All forfeited shares revert to the preferred stockholders of Home Account. In connection with the 2000 Incentive Plan
     allocation,   the  deferred  compensation  for  the  one-third
     portion is estimated to be $629,000. For the three months ended March 31, 2001, the Company recorded compensation expense of approximately $136,000.

                                   * * * * * *

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Three months ended March 31, 2001 and 2000

Revenues

     The Company's first quarter revenues were $3,151,000 in 2001 compared to $1,784,000 in 2000, an increase of $1,367,000. The increase is attributed primarily to an increase in software and related professional services revenues, including the addition of the Home Account results, offset by the cessation of royalties relating to the Visa Bill-Pay System. During the first quarter of 2001, software revenues contributed $169,000 and consulting and services contributed $2,982,000.

     During the first quarter of 2000, software revenues contributed $436,000, consulting and services contributed $1,094,000 and other revenues contributed $254,000. Other revenues consisted of $254,000 from royalties.

Cost of Revenues

     The Company's first quarter cost of revenues were $1,902,000 in 2001 compared to $574,000 in 2000, an increase of $1,328,000. The increase is attributed primarily to increased revenues and changes in product mix. During the first quarter of 2001, consulting and services costs totaled $1,897,000 and software cost of revenues totaled $5,000.

     During the first quarter of 2000, consulting and services costs totaled $574,000.

     Overall gross profit margins decreased to 40% for the first quarter of 2001 from 68% for the first quarter of 2000. The decrease in gross profit margins was attributed to changes in product mix and distribution, competitive pricing pressure and the introduction of new products as well as the decrease in royalty revenues.

General and Administrative

     General and administrative expenses were $2,668,000 for the first quarter of 2001 as compared to $1,401,000 for the first quarter of 2000. The increase of $1,267,000 was primarily the result of additional corporate and administrative expenses associated with the purchase of Home Account.

Selling and Marketing

     Selling and marketing expenses increased to $2,303,000 for the first quarter of 2001 from $1,324,000 for the same period last year. The increase of $979,000 is attributed primarily to increases in the number of selling and marketing employees, travel and professional services, advertising and trade shows and the additional expenses associated with the sales and marketing staff of Home Account. The Company's emphasis throughout 2001 will continue to be on marketing efforts in promoting the Company's brand and products.

Research and Development

     Research and development costs were $3,773,000 in the first quarter of 2001 as compared to $2,177,000 in the first quarter of 2000. The increase of $1,596,000 was largely attributable to increases in employees, outside consulting services and the additional expenses associated with the research and development staff of Home Account. The Company incurs research and development expenses primarily in writing and developing the Interpose Transaction Engine for the Open Financial Exchange ("OFX") standard and building the Interactive Financial Exchange ("IFX")-based network electronic bill payment switch.

Realized Gains on Investments

     On January 20, 2000, Home Financial Network, Inc. (HFN), a company in which InteliData held approximately a 25% ownership interest, merged with Sybase, Inc. InteliData accounted for its investment in HFN using the equity method. As of the merger date, such investment's carrying value was zero. In exchange for its portion of ownership in HFN, InteliData received approximately $5,867,000 in cash and approximately 1,770,000 shares of Sybase stock. The Company also held warrants to purchase HFN common stock. As part of the merger agreement, such warrants were converted into warrants to purchase Sybase common stock. The Company received 640,000 "warrant units" with an exercise price of $2.60 per warrant unit. Upon exercise of each warrant unit, the Company is entitled to receive $1.153448 in cash and 0.34794 share of Sybase common stock. InteliData recognized a gain of approximately $1,259,000 on this transaction during the first quarter of 2001.

     An escrow account was established to provide Sybase, Inc. indemnity protection against possible claims that might arise against HFN. Approximately 133,000 shares of Sybase common stock owned by InteliData was held in escrow, along with approximately $440,000 of cash. These amounts were payable to the Company on January 20, 2001, unless subject to claims under the escrow provision. During the first quarter of 2001, InteliData received the full balance of the 133,000 shares of Sybase common stock and $311,000 of cash. Sybase made claims against the Company's portion of the escrow totaling $129,000 and the company recorded a loss on escrow in the first quarter of 2001 of $129,000.

     Prior to January 1, 2001, the Company considered its investment in Sybase common stock and warrants to purchase Sybase common stock to be available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity
Securities ("SFAS 115"). Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value.

     In accordance with SFAS 115, the balance sheets include $239,000 and $494,000 of unrealized gain on investments (net of taxes), within the stockholders' equity as of March 31, 2001 and December 31, 2000, respectively. As of December 31, 2000, the unrealized gain on investments balances represent the increase in the fair market value of the Sybase holdings from the January 20, 2000 merger transaction date to the respective balance sheet dates. As of March 31, 2001, the balances represent the changes in the fair market value of the Sybase common stock. In accordance with SFAS 133, the change in the fair market value of the Sybase warrants was recorded in the statement of operations (see below).

     During the first quarter of 2001, the Company recorded a gain of $1,259,000 from sales of Sybase common stock. No sales of Sybase common stock occurred for the same period of 2000.

     SFAS 133 requires that all derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's adoption of this pronouncement, effective January 1, 2001, did not result in an adjustment for the cumulative effect of an accounting change, because the carrying value reflected fair value under the previous accounting guidance. In accordance with SFAS 133, the Company recorded an unrealized loss investment of $923,000 for the three months ended March 31, 2001.

Other Income

     Other income, primarily interest income, was $315,000 for the first quarter of 2001 compared to $152,000 for the same period in the prior year. The increase of $163,000 was due to the increased cash and cash equivalents balance for the first quarter of 2001 compared to the first quarter of 2000.

Discontinued Operations

     During 2000, US West notified the Company that US West would no longer permit InteliData to include the lease billing on the US West telephone bills. As such, InteliData has discontinued billing its legacy customers for Caller ID adjunct unit leases in the US West telephone service territory, because the cost of individually billing and pursuing collections for the leases would have made it impractical and uneconomical for the Company to continue the lease program. Accordingly, the results of operations from leasing activities have been reported as discontinued operations. During the first quarter of 2000, the Company earned income from discontinued operations of the Caller ID leasing business of $417,000, net of income taxes.

Weighted-Average Common Shares Outstanding and Basic and Diluted Income (Loss) Per Common Share

     The basic weighted-average shares increased to 44,580,000 for the first quarter of 2001 compared to 38,147,000 for the first quarter of 2000. The increase resulted primarily from the exercise of stock options and warrants, stock purchases under the Employee Stock Purchase Plan, the granting of certain stock awards during 2000, and the issuance of 6,900,000 shares for the acquisition of Home Account.

     As a result of the foregoing, basic earnings (loss) per common share (EPS) was ($0.18) compared to $1.01 for the first quarters of 2001 and 2000, respectively.

     The earnings (loss) per common share assuming dilution (diluted EPS) was ($0.18) for the first quarter of 2001 compared to $0.94 for the first quarter of 2001. Because of losses in the first quarter of 2001, no potential common shares were dilutive in that period.

Liquidity and Capital Resources

     During the first quarter of 2001, the Company's cash and cash equivalents decreased by $9,150,000. Cash proceeds from the sale of the investment in HFN, the sale of the building in discontinued operations, and the exercises of stock options and warrants were offset by the financing of current operations and working capital, as well as capital expenditures. At March 31, 2001, the Company had cash and cash equivalents of $18,105,000 and working capital of $14,494,000 with no long-term debt.

     During the first quarter of 2001, cash used in operating activities was $12,147,000 compared to $4,337,000 in the same period in 2000. Cash flows from operating activities during the first quarter of 2000 included uses of cash for certain fixed operating expenses and increases in accounts receivable and prepaid expenses.

     Discontinued operations provided net cash of $41,000 in the first quarter of 2001 compared to using $880,000 in the first quarter of 2000. The Company received net proceeds of $988,000 for the sale of the building during January 2000. Liabilities remaining in the discontinued operations include a reserve for potential environmental clean-up at the New Milford location, costs for legal shut-down of the former operating subsidiaries, potential warranty costs, and further potential settlements with telecom customers and others.

     The Company's net cash provided by investing activities was $2,968,000 in the first quarter of 2001 compared to $5,021,000 in the same period in 2000. The decrease of $2,052,000 was primarily due to the cash paid for the acquisition of Home Account and the related acquisition costs.

     Financing activities provided $70,000 in the first quarter of 2001 compared to $635,000 in the same period in 2000. Financing activities in the first quarter of 2001 consisted of proceeds from the sale of the

Company's common stock through stock options exercises offset by the purchase of treasury stock. The activity in 2000 consisted of proceeds from the sale of the Company's common stock through stock options exercises, stock warrant exercises and the Employee Stock Purchase Plan.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the ability of the Company to successfully assimilate and retain the employees of Home Account and integrate the products of Home Account with those of the Company, the risks of not realizing the cost savings anticipated by eliminating personnel and facilities, the Company's ability to retain customers and subscribers as a result of the acquisition of Home Account, the risk of anticipated revenues following the acquisition of Home Account not meeting the Company's expectations, the ability of the Company to complete product implementations in required time frames and the Company's ability to increase its recurring revenues and profits through its ASP business model, the impact of competitive products, pricing pressure, product demand and market acceptance risks, pace of consumer acceptance of home banking and reliance on the Company's bank clients to increase usage of Internet banking by their customers, mergers and acquisitions, risk of integration of the Company's technology by large software companies, the ability of financial institution customers to implement applications in the anticipated time frames or with the anticipated features, functionality or benefits, reliance on key strategic alliances and newly emerging technologies, the ability of the Company to leverage its Spectrum relationship into new business opportunities in the EBPP market, the on-going viability of the mainframe marketplace and demand for traditional mainframe products, the ability to attract and retain key employees, the availability of cash for long-term growth, product obsolescence, ability to reduce product costs, fluctuations in operating results, ability to continue funding operating losses, delays in development of highly complex products and other risks detailed from time to time in InteliData filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 2000. These risks could cause the Company's actual results for 2001 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, InteliData. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act. InteliData is not under any obligation (and expressly disclaims an obligation to) update or alter its forward-looking statements, whether as a result of new information or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
-------------------------------------------------------
         MARKET RISK
         -----------

     The Company currently has no long-term debt and is not currently engaged in any transactions that involve foreign currency. The Company does not engage in hedging activities.

     As of March 31, 2001, the fair value of the Company's investment portfolio is approximately $4,917,000, which consisted of $2,057,000 of Sybase common stock, $2,618,000 of warrants to purchase Sybase common stock, and $241,000 of fixed income securities. Changes in the fair value of the Sybase common stock and fixed income securities will continue to be recognized as shareholders' equity (as a component of comprehensive income). SFAS 133, which the Company adopted effective January 1, 2001, requires that changes in the fair value of the warrants to purchase Sybase common stock to be recognized periodically in income. A 10% decline in the stock price would result in approximate decreases of $206,000 and $262,000 in the fair value of the Company's holdings of Sybase common stock and warrants, respectively.


PART II: OTHER INFORMATION
--------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a)      Exhibits
         --------

         None.


(b)      Reports on Form 8-K
         -------------------

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on January 26, 2001, as amended on March 26, 2001, relating to InteliData's acquisition of Home Account Holdings, Inc. ("Home Account") and its operating subsidiary, Home Account Network, Inc., as well as the Company's filing of the audited consolidated financial statements of Home Account and unaudited pro forma consolidated financial information of InteliData.

                                                          SIGNATURE


     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 INTELIDATA TECHNOLOGIES CORPORATION



                                 By:   /s/ Alfred S. Dominick, Jr.
                                 ----------------------------------
                                       Alfred S. Dominick, Jr.
                                       President, Chief Executive Officer,
                                       and Director