Form 10-Q/A
period 2001-03-31
INTELIDATA TECHNOLOGIES CORP
filed 2001-08-14
CIK 1021810

================================================================================

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

================================================================================

================================================================================

                                EXPLANATORY NOTE

     This amendment is being filed to reflect the restatement of the Company's unaudited condensed consolidated financial statements, as discussed in Note 5 thereto, and other information related to such restated financial statements. Except for Items 1 and 2 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

     On January 11,  2001,  the Company  acquired  Home Account  Holdings,  Inc.
("Home Account") and its operating subsidiary, Home Account Network, Inc., pursuant to an agreement and plan of merger whereby a wholly-owned subsidiary of the Company merged with and into Home Account, with Home Account surviving the merger as the Company's wholly-owned subsidiary.

     In connection with the acquisition of Home Account the Company  established
$2,477,00  in  liabilities  associated  with the  involuntary   termination  of
employees of the acquired company that were reflected as assumed liabilities in the initial allocation of the purchase price. Subsequent to the issuance of its condensed consolidated financial statements for the three months ended March 31, 2001, the Company determined that $1,606,000 of the liabilities should not have been recognized at the acquisition date under generally accepted accounting principles but should be recognized as expenses when incurred. The result of this adjustment was an additional $1,075,000 of operating expense for the period ended March 31, 2001 and a reduction in the net goodwill balance of $1,608,000 as of March 31, 2001. The Company's cash flows were not affected. This amended filing reflects an increase of $0.03 in the net loss for the period.

================================================================================

                       INTELIDATA TECHNOLOGIES CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q/A

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1.  Unaudited Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets
           March 31, 2001 (as restated) and December 31, 2000 ...............  4

           Condensed Consolidated Statements of Operations
           Three Months Ended March 31, 2001 (as restated) and 2000 .........  5

           Condensed Consolidated Statement of Changes in Stockholders' Equity
           Three Months Ended March 31, 2001 (as restated) ..................  6

           Condensed Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2001 (as restated) and 2000 .........  7

           Notes to Condensed Consolidated Financial Statements .............  8

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ........................................ 14

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 19


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K ................................. 19


SIGNATURE         ........................................................... 20

PART I:       FINANCIAL INFORMATION
-----------------------------------
ITEM 1.       FINANCIAL STATEMENTS
-----------------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               MARCH 31, 2001 (AS RESTATED) AND DECEMBER 31, 2000
                  (in thousands, except share data; unaudited)


                                                                                             2001
                                                                                          As Restated      2000
                                                                                          -----------      ----
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                                         $  18,105        $ 27,255
     Restricted cash                                                                          --             440
     Investments                                                                           4,917          10,217
     Accounts receivable, net of allowance for doubtful accounts                           4,306           1,486
     Other receivables                                                                     1,244              83
     Prepaid expenses and other current assets                                               750             320
                                                                                       ---------        --------
         Total current assets                                                             29,322          39,801

  NONCURRENT ASSETS
     Property and equipment, net                                                           4,908           3,282
     Goodwill, net                                                                        35,822              --
     Other assets                                                                            195             195
                                                                                       ---------        --------
TOTAL ASSETS                                                                           $  70,247        $ 43,278
                                                                                       =========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                                                                  $   4,808        $  4,288
     Accrued expenses and other liabilities                                                3,755           3,651
     Deferred revenues                                                                     3,720           1,014
     Short-term capital lease obligations                                                     19              --
     Other liabilities                                                                     1,279              --
     Net liabilities of discontinued operations                                              714             755
TOTAL CURRENT LIABILITIES                                                                 14,295           9,708
                                                                                       ---------        --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
        no shares issued and outstanding                                                      --              --
     Common stock, $0.001 par value; authorized 60,000,000 shares;
        issued 46,328,497 shares in 2001 and 39,320,609 shares in 2000;
        outstanding 45,622,153 shares in 2001 and 38,629,897 shares in 2000                   46              39
     Additional paid-in capital                                                          294,445         261,552
     Treasury stock, at cost:  706,344 shares in 2001 and 690,712 shares in 2000          (2,163)         (2,123)
     Deferred compensation                                                                (1,843)         (1,375)
     Accumulated other comprehensive (loss) income                                          (239)            494
     Accumulated deficit                                                                (234,294)       (225,017)
                                                                                       ---------        --------
TOTAL STOCKHOLDERS' EQUITY                                                                55,952          33,570
                                                                                       ---------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  70,247        $ 43,278
                                                                                       =========        ========


     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED MARCH 31, 2001 (AS RESTATED) AND 2000
                (in thousands, except per share data; unaudited)


                                                     2001
                                                 As Restated             2000
Revenues
  Software                                       $   169                $   436
  Consulting and services                          2,982                  1,094
  Royalties and other                                 --                    254
      Total revenues                               3,151                  1,784
                                                 -------                -------
Cost of revenues
   Software                                            5                     --
   Consulting and services                         1,897                    574
                                                 -------                -------
      Total cost of revenues                       1,902                    574
                                                 -------                -------
      Gross profit                                 1,249                  1,210
                                                 -------                -------

Operating expenses
   General and administrative                      2,823                  1,401
   Selling and marketing                           2,519                  1,324
   Research and development                        4,530                  2,177
   Amortization of goodwill                        1,176                     --
                                                 -------                -------
      Total operating expenses                    11,048                  4,902
                                                 -------                -------

Operating loss                                    (9,799)                (3,692)

Realized gain on sales of investments, net         1,130                 42,604
Unrealized loss on Sybase warrants                  (923)                    --
Other income (expense), net                          315                    152
                                                 -------                -------
Income (loss) before income taxes                 (9,277)                39,064
Provision for income taxes                            --                    790
                                                 -------                -------

Income (loss) from continuing operations          (9,277)                38,274
Income from discontinued operations of
  Caller ID leasing, net of income taxes              --                    417
                                                 -------                -------

Net income (loss)                                $(9,277)               $38,691
                                                 =======                =======

Basic earnings per common share
   Income (loss) from continuing operations      $ (0.21)               $  1.00
   Income from discontinued operations              0.00                   0.01
                                                 -------                -------
   Net income (loss)                             $ (0.21)               $  1.01

Diluted earnings per common share
   Income (loss) from continuing operations      $ (0.21)               $  0.93
   Income from discontinued operations              0.00                   0.01
                                                 -------                -------
   Net income (loss)                             $ (0.21)               $  0.94
                                                 =======                =======

Basic weighted-average common shares
   outstanding                                    44,580                 38,147
                                                 =======                =======
Diluted weighted-average common shares
   outstanding                                    44,580                 40,955
                                                 =======                =======

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 THREE MONTHS ENDED MARCH 31, 2001 (AS RESTATED)
                            (in thousands; unaudited)




                                                                                        Accumulated
                                                                                           Other                   Compre-
                                      Common stock      Additional           Deferred     Compre-       Accumu     hensive
                                  --------------------   Paid-in  Treasury    Compen-     hensive        lated     Income
                                   Shares     Amount      Capital  Stock      sation    Income (Loss)   Deficit    (Loss)    Total
                                  -------- ---------- ----------- -------- ----------- -------------- ---------- --------- ---------

Balance at January 1, 2001         39,321    $ 39     $ 261,552   $(2,123)  $(1,375)    $    494      $(225,017)           $ 33,570
Issuance of common stock:
   Acquisition of Home Account      6,900       7        31,950         -         -            -              -              31,957
   Exercise of stock options           44       -           110         -         -            -              -                 110
Issuance of restricted stock           83       -           344         -      (344)           -              -                   -
Cancellation of restricted stock      (19)      -          (140)        -       140            -              -                   -
Home Account Incentive Plan             -       -           629         -      (629)           -              -                   -
Purchase of treasury stock              -       -             -       (40)        -            -              -                 (40)
Amortization of deferred
   compensation                         -       -             -         -       365            -              -                 365
Recognized gain on investments          -       -             -         -         -         (180)             -   $   (180)    (180)
Unrealized loss on investments,
   net of taxes                         -       -             -         -         -         (553)             -       (553)    (553)
Net loss (as restated)                  -       -             -         -         -            -         (9,277)    (9,277)  (9,277)
                                                                                                                  --------
Comprehensive loss (as restated)                                                                                  $(10,010)
                                  ------------------------------------------------------------------------------- ======== ---------

Balance at March 31, 2001
   (as restated)                   46,329  $   46     $ 294,445   $(2,163)  $(1,843)    $   (239)     $(234,294)           $ 55,952
                                  -------- ---------- ----------- -------- ----------- -------------- ----------           ---------


      See accompanying notes to condensed consolidated financial statements

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED MARCH 31, 2001 (AS RESTATED) AND 2000
                            (in thousands; unaudited)



                                                                               2001
                                                                            As Restated                2000
                                                                            -----------             ----------

Cash flows from operating activities
Net (loss) income                                                           $   (9,277)             $  38,691
Adjustments to reconcile net (loss) income to net cash used in operating activities:
   Realized gain on sales of investments, net                                   (1,130)               (42,604)
   Unrealized loss on Sybase warrants                                              923                     --
   Amortization of goodwill                                                      1,176                     --
   Depreciation and amortization                                                   341                     59
   Deferred compensation expense                                                   365                     76
   Deferred income taxes                                                            --                    790
    Changes in certain assets and liabilities:
       Accounts receivable                                                      (2,021)                  (453)
       Other receivables                                                        (1,161)                    --
       Prepaid expenses and other current assets                                  (212)                  (279)
       Accounts payable                                                         (1,185)                  (184)
       Accrued expenses                                                         (1,393)                   183
       Deferred revenues                                                         1,427                   (616)
                                                                            -----------             ----------
                 Net cash used in operating activities                         (12,147)                (4,337)
                                                                            -----------             ----------
Cash (used in) provided by operating activities of
  discontinued operations                                                          (41)                   880

Cash flows from investing activities
       Proceeds from the sales of investments                                    4,883                  5,427
       Release of cash escrow                                                      311                     --
       Purchases of property and equipment                                        (224)                  (406)
       Payment of acquisition costs                                             (1,749)                    --
       Cash paid for Home Account common stock                                    (253)                    --
                                                                            -----------             ----------
              Net cash provided by investing activities                          2,968                  5,021
                                                                            -----------             ----------
Cash flows from financing activities
       Proceeds from issuance of common stock                                      110                    635
       Purchase of treasury stock                                                  (40)                    --
                                                                            -----------             ----------
              Net cash provided by financing activities                             70                    635
                                                                            -----------             ----------

              (Decrease) increase in cash and cash equivalents                  (9,150)                 2,199

Cash and cash equivalents, beginning of period                                  27,255                  8,496
                                                                            -----------             ----------

Cash and cash equivalents, end of period                                    $   18,105              $  10,695
                                                                            ===========             ==========


     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            THREE MONTHS ENDED MARCH 31, 2001 (AS RESTATED) AND 2000
                                   (Unaudited)

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

               SFAS 133 requires that all derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's adoption of this pronouncement, effective January 1, 2001, did not result in an adjustment for the cumulative effect of an accounting change, because the carrying value reflected fair value under the previous accounting guidance. In accordance with SFAS 133, the Company recorded an unrealized loss on investment of $923,000 for the three months ended March 31, 2001. Pro forma income for the three months ended March 31, 2000 was $39,012,000 due to an unrealized gain on investment of $321,000. Pro forma earnings per share were $1.02 and $0.95 on a basic and diluted basis, respectively

(3)      Acquisition of Home Account

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

         Consideration and acquisition costs:
              Value of shares issued                   $    29,011
              Home Account expense reimbursement               250
              Cash consideration                               320
              Acquisition costs                              1,605
                                                       -----------
                                                       $    31,186
                                                       ===========

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

         Preliminary allocation of purchase price
           Current assets                                           $     1,047
           Property, plant and equipment                                  1,743
           Liabilities assumed and other                                 (3,870)
           Liabilities associated with Home Account Incentive Plan       (2,946)
           Acquisition integration liabilities                           (1,786)
           Goodwill (7-year, straight-line amortization)                 36,998
                                                                    ------------
                                                                    $    31,186
                                                                    ============

               As a result of the acquisition of Home Account, InteliData incurred acquisition expenses for costs to exit certain activities at Home Account locations and to involuntarily terminate employees of the acquired company. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues, have no future economic benefit and which meet certain other criteria, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the acquisition integration liabilities balance of $1,786,000 included in the purchase price allocation are approximately $1,006,000 for lease costs for the Home Account headquarters in Emeryville, California, and $780,000 related to workforce reduction.

               The workforce reductions focused on three key areas: 1) streamlining development efforts, 2) eliminating of redundant administrative overhead and support activities, and 3) restructuring and repositioning of the sales/marketing and research and development organizations to eliminate redundancies in these activities. As of March 31, 2001, 72 positions have been terminated and approximately $524,000 was paid.

               Certain aspects of the integration plan will be refined as additional studies are completed, including the evaluation of capacity of existing and acquired facilities to accommodate new manufacturing and administrative processes and the appropriate positioning of the sales/marketing and research development organizations to best serve customer needs. Adjustments to the estimated acquisition integration liabilities based on these refinements, if any, will be generally included in the allocation of the purchase price.

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

                                                      Three Months  Three Months
                                                         Ended         Ended
                                                       March 31,      March 31,
                                                          2001         2000
                                                      ------------  ------------
         (in thousands, except per share data)

              Revenue                                 $    3,151     $    3,795
              Net (loss) income                          (12,737)        31,825
              Basic net (loss) income per share            (0.29)          0.71
              Diluted net (loss) income per share          (0.29)          0.67

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

(5)      Restatement

               As described in Note 3, the Company acquired Home Account on January 11, 2001. In connection with the acquisition of Home Account the Company established $2,447,000 in liabilities associated with the involuntary termination of employees of the acquired company that were reflected as assumed liabilities in the initial allocation of the purchase price. Subsequent to the issuance of its condensed consolidated financial statements for the three months ended March 31, 2001, the Company determined that $1,606,000 of the liabilities should not have been recognized at the acquisition date under generally accepted accounting principles but should be recognized as expenses when incurred. As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported. The restatement resulted in an additional $1,075,000 of operating expense for the period ended March 31 2001 and a reduction in the net goodwill balance of $1,608,000 as of March 31, 2001. The Company's cash flows were not affected. The restement also resulted in an increase of $0.03 in the net loss for the period. A summary of the significant effects of the restatement is as follows (in thousands, except per share data):



                                                        As Previously    As
                                                           Reported    Restated
                                                       -------------   ---------
         As of March 31, 2001:

           Goodwill, net                               $    37,430     $ 35,822
           Total assets                                     71,855       70,247
           Other liabilities                                 1,812        1,279
           Total current liabilities                        14,828       14,295
           Stockholders' equity                             57,027       55,952

         For the three months ended March 31, 2001:

           Operating loss                              $     8,724     $  9,799
           Net loss                                          8,202        9,277

           Basic and diluted loss per common share           (0.18)       (0.21)

(6)      Earnings per Share

               Basic earnings per share are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflect the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans, as well as stock warrants. Basic and diluted earnings per share are calculated as follows (in thousands, except per share data):


                                                          Three months ended
                                                                March 31,
                                                          -------------------
                                                            2001        2000
                                                          --------     ------
Basic EPS
 Income (loss) from continuing operations                 $(9,277)     $ 38,274
 Weighted-average common shares outstanding                44,580        38,147
                                                          -------      --------
 Basic earnings (loss) per share from
   continuing operations                                  $ (0.21)     $   1.00
                                                          =======      ========
Diluted EPS
 Income (loss) from continuing operations                 $(9,277)     $ 38,274

Weighted-average common shares outstanding                 44,580        38,147
Effect of dilutive securities:
 Stock options and awards                                       -         2,741
 Stock warrants                                                 -            67
                                                          -------      --------
 Weighted-average dilutived common
  shares outstanding                                       44,580        40,955
                                                          -------      --------

Diluted earnings (loss) per common share
 from continuing operations                               $ (0.21)     $   0.93
                                                          =======      ========

                                   * * * * * *

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

     Subsequent to the issuance of its condensed consolidated financial statements for the three months ended March 31, 2001, the Company revised the initial allocation of the purchase price related to the acquisition of Home Account. As a result, the condensed consolidated financial statements for the three months ended March 31, 2001 have been restated from the amounts previously reported. The significant effects of the restatement are presented in Note 5 to the condensed consolidated financial statements and have been reflected herein.

Results of Operations

     The following represents the results of operations for InteliData Technologies Corporation for the three months ended March 31, 2001 and 2000. Such information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

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

General and Administrative

     General and administrative expenses were $2,823,000 for the first quarter of 2001 as compared to $1,401,000 for the first quarter of 2000. The increase of $1,422,000 was primarily the result of additional corporate and administrative expenses associated with the purchase of Home Account.

Selling and Marketing

     Selling and marketing expenses increased to $2,519,000 for the first quarter of 2001 from $1,324,000 for the same period last year. The increase of $1,195,000 is attributed primarily to increases in the number of selling and marketing employees, travel and professional services, advertising and trade shows and the additional expenses associated with the sales and marketing staff of Home Account. The Company's emphasis throughout 2001 will continue to be on marketing efforts in promoting the Company's brand and products.

Research and Development

     Research and development costs were $4,530,000 in the first quarter of 2001 as compared to $2,177,000 in the first quarter of 2000. The increase of $2,353,000 was largely attributable to increases in employees, outside consulting services and the additional expenses associated with the research and development staff of Home Account. The Company incurs research and development expenses primarily in writing and developing the Interpose Transaction Engine for the Open Financial Exchange ("OFX") standard and building the Interactive Financial Exchange ("IFX")-based network electronic bill payment switch.

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

     SFAS 133 requires that all derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's adoption of this pronouncement, effective January 1, 2001, did not result in an adjustment for the cumulative effect of an accounting change, because the carrying value reflected fair value under the previous accounting guidance. In accordance with SFAS 133, the Company recorded an unrealized loss on investment of $923,000 for the three months ended March 31, 2001.

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

     Basic earnings (loss) per common share (EPS) was ($0.21) compared to $1.01 for the first quarters of 2001 and 2000, respectively.

     The earnings (loss) per common share assuming dilution (diluted EPS) was ($0.21) for the first quarter of 2001 compared to $0.94 for the first quarter of 2000. Because of losses in the first quarter of 2001, no potential common shares were dilutive in that period.

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

     Financing activities provided $70,000 in the first quarter of 2001 compared to $635,000 in the same period in 2000. Financing activities in the first quarter of 2001 consisted of proceeds from the sale of the Company's common stock through stock option exercises offset by the purchase of treasury stock. The activity in 2000 consisted of proceeds from the sale of the Company's common stock through stock options exercises, stock warrant exercises and the Employee Stock Purchase Plan.

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


                                 INTELIDATA TECHNOLOGIES CORPORATION



                                 By:    /s/ Alfred S. Dominick, Jr.
                                       ----------------------------
                                       Alfred S. Dominick, Jr.
                                       President, Chief Executive Officer,
                                       and Director