Form 10-Q
period 2001-06-30
INTELIDATA TECHNOLOGIES CORP
filed 2001-08-14
CIK 1021810

================================================================================

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



 For the Quarter ended:  June 30, 2001        Commission File Number  000-21685



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
Yes     X        No
    ---------        -------

The number of shares of the registrant's Common Stock outstanding on June 30, 2001 was 46,081,246.



================================================================================

                       INTELIDATA TECHNOLOGIES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                                  TABLE OF CONTENTS


                                                                           Page
PART I - FINANCIAL INFORMATION                                             ----

  Item 1.  Unaudited Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets
           June 30, 2001 and December 31, 2000 .............................   3

           Condensed Consolidated Statements of Operations
           Three and Six Months Ended June 30, 2001 and 2000 ...............   4

           Condensed Consolidated Statement of Changes in Stockholders' Equity
           Six Months Ended June 30, 2001...................................   5

           Condensed Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2001 and 2000..........................   6

           Notes to Condensed Consolidated Financial Statements ............   7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................  14

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......  22

  Item 4.  Submission of Matters to a Vote of Security Holders..............  22


PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K..........................  23


SIGNATURE         ..........................................................  24

PART I:       FINANCIAL INFORMATION
-----------------------------------
ITEM 1.       FINANCIAL STATEMENTS
-----------------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                  (in thousands, except share data; unaudited)

                                                                                         2001            2000
                                                                                    ------------    -------------

ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                                      $     11,582    $     27,255
     Restricted cash                                                                          --             440
     Investments                                                                           5,252          10,217
     Accounts receivable, net of allowance for doubtful accounts                           5,279           1,486
     Other receivables                                                                     1,258              83
     Prepaid expenses and other current assets                                               634             320
                                                                                    ------------    ------------
         Total current assets                                                             24,005          39,801

  NONCURRENT ASSETS
     Property and equipment, net                                                           4,732           3,282
     Goodwill, net                                                                        33,819              --
     Other assets                                                                            195             195
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $     62,751    $     43,278
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                                                               $      5,302    $      4,288
     Accrued expenses and other liabilities                                                4,255           3,651
     Deferred revenues                                                                     3,636           1,014
     Short-term capital lease obligations                                                     19              --
     Other liabilities                                                                       143              --
     Net liabilities of discontinued operations                                              323             455
                                                                                    ------------    ------------
TOTAL CURRENT LIABILITIES                                                                 13,678           9,408
     Net liabilities of discontinued operations                                              300             300
     Other liabilities                                                                        69              --
                                                                                    ------------    ------------
TOTAL LIABILITIES                                                                         14,047           9,708
                                                                                    -------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
        no shares issued and outstanding                                                      --              --
     Common stock, $0.001 par value; authorized 60,000,000 shares;
        issued 46,787,590 shares in 2001 and 39,320,609 shares in 2000;
        outstanding 46,081,246 shares in 2001 and 38,629,897 shares in 2000                   47              39
     Additional paid-in capital                                                          296,380         261,552
     Treasury stock, at cost:  706,344 shares in 2001 and 690,712 shares in 2000          (2,163)         (2,123)
     Deferred compensation                                                                (2,855)         (1,375)
     Accumulated other comprehensive (loss) income                                          (116)            494
     Accumulated deficit                                                                (242,589)       (225,017)
                                                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                48,704          33,570
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     62,751    $     43,278
                                                                                    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                (in thousands, except per share data; unaudited)

                                                             Three months ended                  Six months ended
                                                                      June 30,                          June 30,
                                                          -----------------------------   -------------------------------
                                                              2001              2000            2001               2000
                                                          -----------      -----------       -----------      -----------

Revenues
     Software                                             $    239         $     165         $    408         $     601
     Consulting and services                                 4,116               819            7,098             1,913
     Royalties and other                                        --               215               --               469
                                                          -----------      -----------       -----------      -----------
         Total revenues                                      4,355             1,199            7,506             2,983
                                                          -----------      -----------       -----------      -----------

Cost of revenues
     Software                                                   --                --                5                --
     Consulting and services                                 2,117               933            4,014             1,507
                                                          -----------      -----------       -----------      -----------
         Total cost of revenues                              2,117               933            4,019             1,507
                                                          -----------      -----------       -----------      -----------

         Gross profit                                        2,238               266            3,487             1,476

Operating expenses
     General and administrative                              2,669             1,449            5,492             2,850
     Selling and marketing                                   2,632             1,816            5,151             3,140
     Research and development                                4,255             3,450            8,785             5,627
     Amortization of goodwill                                1,352                --            2,528                --
                                                          -----------      -----------       -----------      -----------
         Total operating expenses                           10,908             6,715           21,956            11,617
                                                          -----------      -----------       -----------      -----------

Operating loss                                              (8,670)           (6,449)         (18,469)          (10,141)
Realized gains on sales of investments                          --             1,387            1,130            43,991
Unrealized gain (loss) on Sybase warrants                      209                --             (714)               --
Other income (expenses), net                                   166               168              481               320
                                                          -----------      -----------       -----------      -----------

Income (loss) before income taxes                           (8,295)           (4,894)         (17,572)           34,170
Provision (benefit) for income taxes                            --              (100)              --               690
                                                          -----------      -----------       -----------      -----------

Income (loss) from continuing operations                    (8,295)           (4,794)         (17,572)           33,480
Income (loss) from discontinued operations
     of Caller ID leasing, net of income taxes                  --               (51)              --               366
                                                          -----------      -----------       -----------      -----------

Net income (loss)                                         $ (8,295)        $  (4,845)        $(17,572)        $  33,846
                                                          ===========      ===========       ===========      ===========

Basic earnings per common share
     Income (loss) from continuing operations             $  (0.18)        $   (0.13)        $  (0.39)        $    0.88
     Income (loss) from discontinued operations               0.00              0.00             0.00              0.01
                                                          -----------      -----------       -----------      -----------
     Net income (loss)                                    $  (0.18)        $   (0.13)        $  (0.39)        $    0.89
                                                          ===========      ===========       ===========      ===========
Diluted earnings per common share
     Income (loss) from continuing operations             $  (0.18)        $   (0.13)        $  (0.39)        $    0.82
     Income (loss) from discontinued operations               0.00              0.00             0.00              0.01
                                                          -----------      -----------       -----------      -----------
     Net income (loss)                                    $  (0.18)        $   (0.13)        $  (0.39)        $    0.83
                                                          ===========      ===========       ===========      ===========

Basic weighted-average common shares outstanding            45,249            38,173           44,758            38,082
                                                          ===========      ===========       ===========      ===========
Diluted weighted-average common shares outstanding          45,249            38,173           44,758            40,926
                                                          ===========      ===========       ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2001
                            (in thousands; unaudited)


                                     Common stock      Additional           Deferred     Compre-       Accumu     hensive
                                  --------------------   Paid-in  Treasury    Compen-     hensive        lated     Income
                                   Shares     Amount      Capital  Stock      sation    Income (Loss)   Deficit    (Loss)    Total
                                  -------- ---------- ----------- -------- ----------- -------------- ---------- --------- ---------

Balance at January 1, 2001         39,321    $ 39     $ 261,552   $(2,123)  $(1,375)    $    494      $(225,017)           $ 33,570
Issuance of common stock:
   Acquisition of Home Account      6,900       7        31,950         -         -            -              -              31,957
   Exercise of stock options          195       -           363         -         -            -              -                 363
   Employee stock purchase plan        11       -            23         -         -            -              -                  23
   Exerrcise of stock warrant           3       -            11         -         -            -              -                  11
Issuance of restricted stock          390       1         1,710         -    (1,711)           -              -                   -
Cancellation of restricted stock      (32)      -          (213)        -       213            -              -                   -
Home Account Incentive Plan             -       -           984         -      (984)           -              -                   -
Purchase of treasury stock              -       -             -       (40)        -            -              -                 (40)
Amortization of deferred
   compensation                         -       -             -         -     1,002            -              -               1,002
Recognized gain on investments          -       -             -         -         -         (180)             -   $   (180)    (180)
Unrealized loss on investments,
   net of taxes                         -       -             -         -         -         (430)             -       (430)    (430)
Net loss                                -       -             -         -         -            -        (17,572)   (17,572) (17,572)
                                                                                                                  --------
Comprehensive loss                                                                                                $(18,182)
                                  ------------------------------------------------------------------------------- ======== ---------

Balance at June 30, 2001
                                   46,788  $   47     $ 296,380   $(2,163)  $(2,855)    $   (116)     $(242,589)           $ 48,704
                                  ===============================================================================          =========




     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                            (in thousands; unaudited)


                                                                              2001            2000
                                                                           -----------      --------
Cash flows from operating activities
Net (loss) income from continuing operations                               $   (17,572)     $ 33,480
Adjustments to reconcile net (loss) income to net cash used in operating activities:
   Realized gains on sales of investments, net                                  (1,130)      (43,991)
   Unrealized loss on Sybase warrants                                              714            --
   Amortization of goodwill                                                      2,528            --
   Depreciation and amortization                                                   800           693
   Deferred compensation expense                                                 1,002           184
   Deferred income taxes                                                            --           690
    Changes in certain assets and liabilities:
       Accounts receivable                                                      (2,994)          110
       Other receivables                                                        (1,175)           --
       Prepaid expenses and other current assets                                   (96)          (64)
       Accounts payable                                                           (737)        1,588
       Accrued expenses                                                         (1,251)          710
       Deferred revenues                                                         1,343          (616)
                                                                           -----------      --------
                 Net cash used in operating activities                         (18,568)       (7,216)
                                                                           -----------      --------

Cash (used in) provided by operating activities of
  discontinued operations                                                         (132)        1,131
                                                                           -----------      --------

Cash flows from investing activities
       Proceeds from the sales of investments                                    4,883        16,252
       Release of cash from escrow                                                 311            --
       Purchases of property and equipment                                        (507)       (2,000)
       Payment of acquisition costs for Home Account                            (1,749)           --
       Cash paid for Home Account common stock                                    (268)           --
                                                                           -----------      --------
              Net cash provided by investing activities                          2,670        14,252
                                                                           -----------      --------

Cash flows from financing activities
       Proceeds from issuance of common stock                                      397           748
       Capital contribution                                                         --           857
       Purchase of treasury stock                                                  (40)           --
                                                                           -----------      --------
              Net cash provided by financing activities                            357         1,605
                                                                           -----------      ---------

              (Decrease) increase in cash and cash equivalents                 (15,673)        9,772

Cash and cash equivalents, beginning of period                                  27,255         8,496
                                                                           -----------      --------

Cash and cash equivalents, end of period                                   $    11,582      $ 18,268
                                                                           ===========      ========

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


(1)      Basis of Presentation

               The condensed consolidated balance sheet of InteliData Technologies Corporation ("InteliData" or the "Company") as of June 30, 2001, and the related condensed consolidated statements of operations, changes in stockholders' equity, and cash flows for the six month periods ended June 30, 2001 and 2000 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

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

(2)      Summary of Significant Accounting Policies

          (a) Revenue Recognition - The Company supplies Internet banking and electronic bill presentment and payment software to financial institutions. The Company's integrated solutions that bundle software products with customization, installation and training services are recognized using the percentage of completion method of accounting.

               Starting late in 2000, the Company entered into contracts for its bill payment technology software. This software does not require significant customization. However, as of December 31, 2000, the software had yet to be delivered and, as a result, no revenue was recognized under such contracts. Upon delivery, the Company expects to recognize revenue ratably over the contract period as vendor specific objective evidence (VSOE) of fair value for post contract customer support (PCS) does not exist.

               The Company enters into multiple element arrangements. Elements typically include software, consulting, implementation and PCS. PCS contracts generally require the Company to provide technical support and unspecified when-and-if available software updates and upgrades to customers. Revenue for these multiple element arrangements is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, the fee is fixed and determinable, and collectibility is considered probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered and all obligations are met. Currently, the Company does not have VSOE of fair value for any of the elements within its multiple element arrangements. Therefore, all revenue under such arrangements is being recognized ratably over the term of the PCS contract. Revenue from transactional services, which includes hosting and service bureaus, is recognized as transactions are processed.

          (b)   Adoption of New Accounting Pronouncement - Prior to January
          1, 2001, the Company considered its investment in warrants to purchase common stock of Sybase, Inc. ("Sybase") to be available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value.

               SFAS 133 requires that all derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's adoption of this pronouncement, effective January 1, 2001, did not result in an adjustment for the cumulative effect of an accounting change, because the carrying value reflected fair value under the previous accounting guidance. In accordance with SFAS 133, the Company recorded an unrealized loss on investment of $714,000 for the six months ended June 30, 2001. Pro forma net income for the six months ended June 30, 2000 was $34,765,000 due to an unrealized gain on investment of $919,000. Pro forma earnings per share were $0.91 and $0.85 on a basic and diluted basis, respectively

          (c)  Recent Accounting Pronouncements - In July 2001 the
          Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards will have the impact of reducing our amortization of goodwill commencing January 1, 2002 and reviews for impairment may result in future periodic write-downs.

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

               Pursuant to the merger agreement, the Company purchased Home Account for approximately $320,000 in cash and 6,900,000 shares of Company common stock and the merger was accounted for as a purchase. The purchase price was the result of an arm's-length negotiation between the Company and Home Account, based on the Company's evaluation of the fair market value of Home Account's business, including its revenues. The value of the shares issued as part of the purchase consideration of approximately $29,011,000 was measured based on the average of the market price of the issued common stock a few days before and after January 11, 2001 - the date that the merger transaction was agreed to and announced. This amount coupled with the liability associated with the Home Account Incentive Plan of $2,946,000 (see below) resulted in an increase of $31,957,000 in the accompanying statement of changes in stockholders' equity. The total estimated purchase price of approximately $31,186,000 consisted of the following (in thousands):

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

         Preliminary allocation of purchase price:
           Current assets                                            $    1,047
           Property, plant and equipment                                  1,743
           Liabilities assumed and other                                 (3,931)
           Liabilities associated with Home Account Incentive Plan       (2,946)
           Acquisition integration liabilities                           (1,074)
           Goodwill (7-year, straight-line amortization)                 36,347
                                                                     -----------
                                                                     $   31,186

               As a result of the acquisition of Home Account, InteliData incurred acquisition expenses for costs to exit certain activities at Home Account locations and to involuntarily terminate employees of the acquired company. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues, have no future economic benefit and which meet certain other criteria, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the acquisition integration liabilities balance of $1,074,000 included in the purchase price allocation are approximately $252,000 for lease costs (net of sublease proceeds) for the the now vacated Home Account headquarters in Emeryville, California, and $822,000 related to workforce reduction.

               The workforce reductions focused on three key areas: 1) streamlining development efforts, 2) eliminating of redundant administrative overhead and support activities, and 3) restructuring and repositioning of the sales/marketing and research and development organizations to eliminate redundancies in these activities. As of June 30, 2001, 87 positions have been terminated and approximately $822,000 had been paid.


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

                                                           Six            Six
                                                      Months Ended  Months Ended
                                                        June 30,       June 30,
                                                          2001           2000
                                                          ----           ----
         (in thousands, except per share data)

              Revenue                                  $  7,506      $    4,997
              Net (loss) income                         (21,093)         25,552
              Basic net (loss) income per share           (0.47)           0.57
              Diluted net (loss) income per share         (0.47)           0.53

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

(4)      Home Account Incentive Plan

               In 2000, Home Account approved the 2000 Incentive Plan to encourage the retention of certain officers of Home Account through a change of control transaction, and after such a transaction to the extent, up to one year, as desired by the acquirer. Upon acquisition of Home Account by an acquirer, the 2000 Incentive Plan provided for the granting to plan participants of an aggregate of 15% of the net amount of the merger consideration allocable to Home Account's preferred stockholders after payment of the debt preference and other expenses associated with a transaction. Two-thirds of the 2000 Incentive Plan allocation would vest on the transaction closing date and represent a pre-acquisition expense to Home Account. In connection with the merger transaction, the Company agreed to advance the participants funds to pay for their tax withholding obligations associated with the two-thirds portion. As of June 30, 2001, this receivable balance was $1,116,000 and is included in the "Other receivable" balance. The shares allocable to the participants are held in an escrow account. Upon the registration of the merger consideration shares, the Company will be paid the receivable balance from the proceeds of the sale of stock.

               The remaining one-third of the participants' allocation would vest one year from the transaction closing date and will be charged to expense over the vesting period. All forfeited shares revert to the preferred stockholders of Home Account. In connection with the 2000 Incentive Plan allocation, the deferred compensation for the one-third portion is estimated to be $984,000 based on $5.90 (the closing price of the Company's common stock at June 30, 2001). For the six months ended June 30, 2001, the Company recorded compensation expense of approximately $458,000.

(5)      Discontinued Operations

               As of June 30, 2001, the net liabilities of discontinued operations of $623,000 relate to the telecommunications divisions.

               Approximately $500,000 of the net liabilities of discontinued operations relates to the potential environmental clean up associated with InteliData's former New Milford, Connecticut property. In January 2000, InteliData sold the New Milford, Connecticut building, its only remaining asset in discontinued operations of the telecommunications division. In the context of this sale, InteliData agreed to undertake limited remediation of the site in accordance with applicable state law. The subject site is not a federal or state Superfund site and InteliData has not been named a "potentially responsible party" at the site. The remediation plan agreed to with the purchaser allows InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation.
          Further, at the time of the sale of the facility, InteliData established a $200,000 escrow account for certain investigation/remediation costs. As of June 30, 2001, this escrow account balance remained at $200,000. Moreover, InteliData has obtained environmental insurance to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000.
          InteliData estimates its liability related to this matter to be approximately $500,000 and has recorded a liability for that amount.

               We have engaged a legal firm and an environmental specialist firm to represent InteliData regarding this matter. The timing of the ultimate resolution of this matter is estimated to be from three to five years under the Company's proposed compliance plan, which involves a natural attenuation and periodic compliance monitoring approach.

               The remaining net liabilities of discontinued operations balance of approximately $123,000 relates to warranties, royalty costs and potential settlements with telecom customers and others.

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


                                                                Three months ended       Six months ended
                                                                      June 30,                June 30,
                                                               --------------------      ------------------
                                                                2001         2000          2001        2000

Basic EPS

Income (loss) from continuing operations                       $ (8,295)   $ (4,794)     $ (17,572)   $ 33,480
Weighted-average common shares outstanding                       45,249      38,173         44,758      38,082
                                                               --------    --------      ---------    --------
Basic earnings (loss) per share from continuing operations    $  (0.18)     $ (0.13)     $   (0.39)   $   0.88
                                                               ========    ========      =========    ========
Diluted EPS
Income (loss) from continuing operations                       $ (8,295)   $ (4,794)     $ (17,572)   $ 33,480
                                                               --------    --------      ---------    --------

Weighted-average common shares outstanding                       45,249      38,173         44,758      38,082
Effect of dilutive securities:
  Stock options and awards                                            -           -              -       2,762
  Stock warrants                                                      -           -              -          82
                                                               --------    --------      ---------    --------
    Weighted-average dilutive common shares outstanding          45,249      38,173         44,758      40,926
                                                               --------    --------      ---------    --------

Diluted earnings (loss) per common share from
    continuing operations                                      $  (0.18)   $ (0.13)      $   (0.39)   $   0.82
                                                               ========    ========      =========    ========

                                   * * * * * *

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------


Results of Operations

     The following represents the results of operations for InteliData Technologies Corporation for the three and six months ended June 30, 2001 and 2000. Such information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

Three months ended June 30, 2001 and 2000

Revenues

     The Company's second quarter revenues were $4,355,000 in 2001 compared to $1,199,000 in 2000, an increase of $3,156,000. The increase is attributed primarily to an increase in software and related professional services revenues, including the addition of the Home Account results, offset by the cessation of royalties relating to the Visa Bill-Pay System. During the second quarter of 2001, software revenues contributed $239,000 and consulting and services contributed $4,116,000.

     During the second quarter of 2000, software revenues contributed $165,000, consulting and services contributed $819,000 and other revenues contributed $215,000, all from royalties. The stream of revenues from royalties ceased in September 2000.

Cost of Revenues

     The Company's second quarter cost of revenues were $2,117,000 in 2001 compared to $933,000 in 2000, an increase of $1,184,000. The increase is attributed primarily to increased revenues and changes in product mix. During the second quarter of 2001, consulting and services costs totaled $2,117,000.

     During the second quarter of 2000, consulting and services costs totaled $933,000.

     Overall gross profit margins increased to 51% for the second quarter of 2001 from 22% for the second quarter of 2000. The increase in gross profit margins was attributed to an increase in recurring revenue, including the addition of Home Account customers.

General and Administrative

     General and administrative expenses were $2,669,000 for the second quarter of 2001 as compared to $1,449,000 for the first quarter of 2000. The increase of $1,220,000 was primarily the result of additional corporate and administrative expenses associated with the purchase of Home Account.

Selling and Marketing

     Selling and marketing expenses increased to $2,632,000 for the second quarter of 2001 from $1,816,000 for the same period last year. The increase of $816,000 is attributed primarily to increases in the number of selling and marketing employees, travel and professional services, and the additional expenses associated with the sales and marketing staff of Home Account. The Company's emphasis throughout 2001 will continue to be on marketing efforts in promoting the Company's brand and products.

Research and Development

     Research and development costs were $4,255,000 in the second quarter of 2001 as compared to $3,450,000 in the second quarter of 2000. The increase of $805,000 was largely attributable to increases in outside consulting services and the additional expenses associated with the research and development staff of Home Account. The Company incurs research and development expenses primarily in writing and developing the Interpose Transaction Engine for the Open Financial Exchange ("OFX") standard and building the Interactive Financial Exchange ("IFX")-based network electronic bill payment switch.

Realized Gains on Investments

     On January 20, 2000, Home Financial Network, Inc. (HFN), a company in which InteliData held approximately a 25% ownership interest, merged with Sybase, Inc. InteliData accounted for its investment in HFN using the equity method. As of the merger date, such investment's carrying value was zero. In exchange for its portion of ownership in HFN, InteliData received approximately $5,867,000 in cash and approximately 1,770,000 shares of Sybase stock. The Company also held warrants to purchase HFN common stock. As part of the merger agreement, such warrants were converted into warrants to purchase Sybase common stock. The Company received 640,000 "warrant units" with an exercise price of $2.60 per warrant unit. Upon exercise of each warrant unit, the Company is entitled to receive $1.153448 in cash and 0.34794 share of Sybase common stock. There were no transactions in the second quarter of 2001.

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

     In accordance with SFAS 115, the balance sheets include ($116,000) and $494,000 of unrealized (loss) gain on investments (net of taxes), within the stockholders' equity as of June

30, 2001 and December 31, 2000, respectively. As of December 31, 2000, the unrealized gain on investments balance represent the increase in the fair market value of the Sybase holdings from the January 20, 2000 merger transaction date to the respective balance sheet date. As of June 30, 2001, the balance represents the changes in the fair market value of the Sybase common stock. In accordance with SFAS 133, the change in the fair market value of the Sybase warrants was recorded in the statement of operations (see below).

     No sales of Sybase common stock occurred during the second quarter of 2001. During the same period of 2000, the Company recorded a gain of $1,387,000 from sales of Sybase common stock.

     SFAS 133 requires that all derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's adoption of this pronouncement, effective January 1, 2001, did not result in an adjustment for the cumulative effect of an accounting change, because the carrying value reflected fair value under the previous accounting guidance. In accordance with SFAS 133, the Company recorded an unrealized gain on investment of $209,000 for the three months ended June 30, 2001.

Other Income

     Other income, primarily interest income, was $166,000 for the second quarter of 2001 compared to $168,000 for the same period in the prior year. The decrease of $2,000 was due to the decreased cash and cash equivalents balance for the second quarter of 2001 compared to the second quarter of 2000.

Discontinued Operations

     During 2000, US West notified the Company that US West would no longer permit InteliData to include the lease billing on the US West telephone bills. As such, InteliData has discontinued billing its legacy customers for Caller ID adjunct unit leases in the US West telephone service territory, because the cost of individually billing and pursuing collections for the leases would have made it impractical and uneconomical for the Company to continue the lease program. Accordingly, the results of operations from leasing activities have been reported as discontinued operations. During the second quarter of 2000, the Company had a loss from discontinued operations of the Caller ID leasing business of $51,000, net of income taxes. The stream of revenues from this lease base ceased in June 2000.

Weighted-Average Common Shares Outstanding and Basic and Diluted Income (Loss) Per Common Share

     The basic weighted-average shares increased to 45,249,000 for the second quarter of 2001 compared to 38,173,000 for the second quarter of 2000. The increase resulted primarily from the exercise of stock options and warrants, stock purchases under the Employee Stock Purchase Plan, the granting of certain stock awards during 2000, and the issuance of 6,900,000 shares for the acquisition of Home Account.

     Basic and diluted loss per common share (EPS) was ($0.18) compared to a basic and diluted loss of ($.13) for the second quarters of 2001 and 2000, respectively.

Six months ended June 30, 2001 and 2000

Revenues

         The Company's revenues for the first six months of 2001 were $7,506,000 compared to $2,983,000 in 2000, a increase of 152% or $4,523,000. The Company recognized $408,000 in software revenue during the first six months of 2001. During the same period in 2000, the Company recognized $601,000 in software revenue. Consulting and services revenues aggregated $7,098,000 in the first six months of 2001 while during the same period in 2000, the Company recognized $1,913,000. Royalties and other revenues were $0 in the first six months of 2001 compared to $469,000 in the first six months of 2000. During the first six months of 2000, the Company recognized $469,000 from royalties related to the VISA Bill-Pay system. The stream of revenues from royalties ceased in September 2000.

Cost of Revenues

     The Company's cost of revenues for the first six months of 2001 were $4,019,000 compared to $1,507,000 in 2000, an increase of 167% or $2,512,000.
The Company incurred $5,000 in software related expenses during the first six months of 2001, but did not incur any software related expenses during the same period in 2000. Consulting and services cost of revenues aggregated $4,014,000 in the first six months of 2001, while during the same period in 2000, the Company's costs aggregated $1,507,000.

     Overall gross profit margins decreased to 47% for the first six months of 2001 from 50% for the same period in 2000. The decrease in gross profit margin was primarily attributable to increased costs and the recording of forward losses on strategic contracts. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with a service bureau business model, competitive pricing pressure, and the introduction of new products and changes in volume.

General and Administrative

     General and administrative expenses were $5,492,000 for the first six months of 2001, as compared to $2,850,000 for the first six months of 2000. The increase of $2,642,000 was primarily the result of additional corporate and administrative expenses associated with the purchase of Home Account. Throughout the year, the Company expects to control general and administrative expenses and plans to continually assess its operations in managing the continued development of infrastructure to handle anticipated business levels.

Selling and Marketing

     Selling and marketing expenses increased to $5,151,000 for the first six months of 2001 from $3,140,000 for the same period last year. The increase of $2,011,000 was attributed primarily to increases in the number of selling and marketing employees, travel and professional services, and the additional expenses associated with the sales and marketing staff of Home Account. The Company's emphasis throughout 2001 will continue to be on marketing efforts in promoting the Company's brand and products.

Research and Development

     Research and development costs were $8,785,000 in the first six months of 2001 compared to $5,627,000 for the same period in 2000. The increase of $3,158,000 was largely attributable to increases in outside consulting services and the additional expenses associated with the research and development staff of Home Account. The Company incurs research and development expenses primarily in writing and developing the Interpose Transaction Engine for the Open Financial Exchange ("OFX") standard and building the Interactive Financial Exchange ("IFX")-based network electronic bill payment switch.

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

     For the six months ended June 30, 2001 and 2000, InteliData recognized a gain of approximately $1,130,000 and $43,991,000, respectively on the merger transaction and the subsequent disposition of a portion of the investment in Sybase common stock.

     SFAS 133 requires that all derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's adoption of this pronouncement, effective January 1, 2001, did not result in an adjustment for the cumulative effect of an accounting change, because the carrying value reflected fair value under the previous accounting guidance. In accordance with SFAS 133, the Company recorded an unrealized loss on investment of $714,000 for the six months ended June 30, 2001.

Other Income

     Other income, primarily investment and interest income, was $481,000 and $320,000 for the six months ended June 30, 2001 and 2000, respectively. The increase of $161,000 was due to the increased levels of cash and cash equivalents in 2001 as compared to 2000. This increase was a result of the cash proceeds from the Sybase and HFN merger transaction and the subsequent disposition of some of the Sybase common stock.

Discontinued Operations

     During 2000, US West notified the Company that US West would no longer permit InteliData to include the lease billing on the US West telephone bills. As such, InteliData has discontinued billing its legacy customers for Caller ID adjunct unit leases in the US West telephone service territory, because the cost of individually billing and pursuing collections for the leases would have made it impractical and uneconomical for the Company to continue the lease program. Accordingly, the results of operations from leasing activities have been reported as discontinued operations. During the first six months of 2000, the Company had a gain from discontinued operations of the Caller ID leasing business of $366,000, net of income taxes. The stream of revenues from this lease base ceased in June 2000.

Weighted-Average Common Shares Outstanding and Basic and Diluted Earnings (Loss) Per Common Share

     The basic and diluted weighted-average common shares outstanding for the six months ended June 30, 2000 was 38,082,000 and 40,926,000, respectively, compared to 44,758,000 for both for the same period in 2001. The increase resulted primarily from the exercise of stock options and warrants, stock purchases under the Employee Stock Purchase Plan, the granting of certain stock awards during 2000, and the issuance of 6,900,000 shares for the acquisition of Home Account.

         Basic and diluted income per common share from continuing operations was $0.88 and $0.82, respectively, for the six-month period in 2000, compared to a loss of ($0.39) for both in the same period in 2001. There has been no discontinued operations activity in 2001. For the six-month period in 2000, basic and diluted income per common share was $0.01 from discontinued operations, resulting in a basic and diluted income per common share of $0.89 and $0.83 respectively.

Liquidity and Capital Resources

     During the first six months of 2001, the Company's cash and cash equivalents decreased by $15,673,000. Cash proceeds from the sale of the investment in HFN, the sale of the building in discontinued operations, and the exercises of stock options and warrants were offset by the financing of current operations and working capital, as well as capital expenditures. At June 30, 2001, the Company had cash and cash equivalents of $11,582,000 and working capital of $10,327,000 with no long-term debt.

     During the first six months of 2001, cash used in operating activities was $18,568,000 compared to $6,850,000 in the same period in 2000. Cash flows from operating activities during the first six months of 2001 included uses of cash for certain fixed operating expenses and increases in accounts receivable and prepaid expenses.

     Discontinued operations used a net cash of $132,000 in the first six months of 2001 compared to providing $765,000 in the first six months of 2000. The Company received net proceeds of $988,000 for the sale of the building during January 2000. Liabilities remaining in the discontinued operations include a reserve for potential environmental clean-up at the New Milford location, costs for legal shut-down of the former operating subsidiaries, potential warranty costs, and further potential settlements with telecom customers and others.

     The Company's net cash provided by investing activities was $2,670,000 in the first six months of 2001 compared to $14,252,000 in the same period in 2000. The decrease was primarily due to the cash paid for the acquisition of Home Account and the related acquisition costs.

     Financing activities provided $357,000 in the first six months of 2001 compared to $1,605,000 in the same period in 2000. Financing activities in the first quarter of 2001 consisted of proceeds from the sale of the Company's common stock through stock option exercises offset by the purchase of treasury stock. The activity in 2000 consisted of proceeds from the sale of the Company's common stock through stock options exercises, stock warrant exercises and the Employee Stock Purchase Plan.

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

                                   * * * * * *

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     The Company currently has no long-term debt and is not currently engaged in any transactions that involve foreign currency. The Company does not engage in hedging activities.

     As of June 30, 2001, the fair value of the Company's investment portfolio is approximately $5,252,000, which consisted of $2,183,000 of Sybase common stock, $2,828,000 of warrants to purchase Sybase common stock, and $241,000 of fixed income securities. Changes in the fair value of the Sybase common stock and fixed income securities will continue to be recognized as shareholders' equity (as a component of comprehensive income). SFAS 133, which the Company adopted effective January 1, 2001, requires that changes in the fair value of the warrants to purchase Sybase common stock to be recognized periodically in income. A 10% decline in the stock price would result in approximate decreases of $218,000 and $283,000 in the fair value of the Company's holdings of Sybase common stock and warrants, respectively.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     The Company's Annual Meeting of Stockholders was held on May 23, 2001. Matters submitted at the meeting for vote by the Stockholders were the following:

1)       Election of Directors

          The Stockholders elected three Class II members and one Class III member of the Board of Directors with the following votes: in Class II
          - Neal F. Finnegan with 35,555,804 votes for and 362,868 withheld, John J. McDonnell, Jr. with 35,555,904 votes for and 362,768 votes withheld, and Norman J. Tice with 35,556,004 votes for and 362,668 votes withheld; and in Class III - Charles A. White with 35,556,004 votes for and 362,668 votes withheld.

2)       Amendment to 1996 Incentive Plan

          The Stockholders approved an amendment to the Company's 1996 Incentive Plan reserving an additional 1,000,000 shares of the Company's Common Stock for issuance thereunder and increasing the maximum aggregate number of shares that may be issued as stock awards by 500,000 shares with the following votes: 32,130,792 for, 3,544,262 against, and 243,618 abstain.

PART II: OTHER INFORMATION
--------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a)      Exhibits
         --------


         10.14 Employment and Non-Competition Agreement between InteliData Technologies Corporation and Charles A. White dated
                  January 11, 2001.



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