Form 10-Q
period 2001-09-30
INTELIDATA TECHNOLOGIES CORP
filed 2001-11-13
CIK 1021810

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



For the Quarter ended:  SEPTEMBER 30, 2001     Commission File Number  000-21685



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
Yes     X        No
    ---------        ---

The number of shares of the registrant's Common Stock outstanding on September 30, 2001 was 46,006,319.



================================================================================

                       INTELIDATA TECHNOLOGIES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1.  Unaudited Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets
           September 30, 2001 and December 31, 2000 .........................  3

           Condensed Consolidated Statements of Operations
           Three and Nine Months Ended September 30, 2001 and 2000 ..........  4

           Condensed Consolidated Statement of Changes in Stockholders' Equity
           Nine Months Ended September 30, 2001..............................  5

           Condensed Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2001 and 2000.....................  6

           Notes to Condensed Consolidated Financial Statements .............  7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ........................................ 14

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 22



PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................................. 22


SIGNATURE         ........................................................... 23

PART I:       FINANCIAL INFORMATION
-----------------------------------
ITEM 1.       FINANCIAL STATEMENTS
----------------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                        (in thousands, except share data)

                                                                                          2001            2000
                                                                                    ------------------------------
                                                                                     (unaudited)       (audited)
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                                      $      6,540    $     27,255
     Restricted cash                                                                          --             440
     Investments                                                                           2,751          10,217
     Accounts receivable, net of allowance for doubtful accounts                           6,000           1,486
     Other receivables                                                                     1,408              83
     Prepaid expenses and other current assets                                               544             320
                                                                                    ------------    ------------
         Total current assets                                                             17,243          39,801

  NONCURRENT ASSETS
     Property and equipment, net                                                           4,350           3,282
     Goodwill, net                                                                        33,184              --
     Other assets                                                                            195             195
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $     54,972    $     43,278
                                                                                    ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                                                               $      5,579    $      4,288
     Accrued expenses                                                                      5,251           3,651
     Deferred revenues                                                                     3,426           1,014
     Other liabilities                                                                       332              --
     Net liabilities of discontinued operations                                              271             455
                                                                                    ------------    ------------
TOTAL CURRENT LIABILITIES                                                                 14,859           9,408
     Net liabilities of discontinued operations                                              300             300
     Other liabilities                                                                       600              --
                                                                                    ------------    ------------
TOTAL LIABILITIES                                                                         15,759           9,708
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
        no shares issued and outstanding                                                      --              --
     Common stock, $0.001 par value; authorized 60,000,000 shares;
        issued 46,812,663 shares in 2001 and 39,320,609 shares in 2000;
        outstanding 46,006,319 shares in 2001 and 38,629,897 shares in 2000                   47              39
     Additional paid-in capital                                                          295,916         261,552
     Treasury stock, at cost:  806,344 shares in 2001 and 690,712 shares in 2000          (2,473)         (2,123)
     Deferred compensation                                                                (1,847)         (1,375)
     Accumulated other comprehensive (loss) income                                        (1,046)            494
     Accumulated deficit                                                                (251,384)       (225,017)
                                                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                39,213          33,570
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     54,972    $     43,278
                                                                                    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                (in thousands, except per share data; unaudited)

                                                             Three months ended                  Nine months ended
                                                                   September 30,                      September 30,
                                                          -----------------------------   -------------------------------
                                                              2001              2000            2001               2000
                                                          -----------      -----------       -----------      -----------
Revenues
     Software                                             $  1,195         $      54         $  1,603         $     655
     Consulting and services                                 4,112             1,387           11,210             3,300
     Royalties and other                                        --                75               --               544
                                                          -----------      -----------       -----------      -----------
         Total revenues                                      5,307             1,516           12,813             4,499
                                                          -----------      -----------       -----------      -----------

Cost of revenues
     Software                                                   --                --                5                --
     Consulting and services                                 2,421               850            6,435             2,357
                                                          -----------      -----------       -----------      -----------
         Total cost of revenues                              2,421               850            6,440             2,357
                                                          -----------      -----------       -----------      -----------
         Gross profit                                        2,886               666            6,373             2,142

Operating expenses
     General and administrative                              3,058             1,748            8,550             4,598
     Selling and marketing                                   2,167             1,554            7,318             4,694
     Research and development                                3,850             3,801           12,635             9,428
     Amortization of goodwill                                1,291                --            3,819                --
                                                          -----------      -----------       -----------      -----------
         Total operating expenses                           10,366             7,103           32,322            18,720
                                                          -----------      -----------       -----------      -----------

Operating loss                                              (7,480)           (6,437)         (25,949)          (16,578)
Realized gains on sales of investments                          --             3,831            1,130            47,822
Unrealized loss on Sybase warrants                          (1,554)               --           (2,268)               --
Other income (expenses), net                                    79               339              560               659
                                                          -----------      -----------       -----------      -----------

Income (loss) before income taxes                           (8,955)           (2,267)         (26,527)           31,903
Provision (benefit) for income taxes                          (160)              (57)            (160)              633
                                                          -----------      -----------       -----------      -----------

Income (loss) from continuing operations                    (8,795)           (2,210)         (26,367)           31,270
Income (loss) from discontinued operations
     of Caller ID leasing, net of income taxes                  --              (633)              --              (267)
                                                          -----------      -----------       -----------      -----------

Net income (loss)                                         $ (8,795)        $  (2,843)        $(26,367)        $  31,003
                                                          ===========      ===========       ===========      ===========

BASIC EARNINGS PER COMMON SHARE
     Income (loss) from continuing operations             $  (0.19)        $   (0.06)        $  (0.59)        $    0.82
     Income (loss) from discontinued operations               0.00             (0.01)            0.00             (0.01)
                                                          -----------      -----------       -----------      -----------
     Net income (loss)                                    $  (0.19)        $   (0.07)        $  (0.59)        $    0.81
                                                          ===========      ===========       ===========      ===========
DILUTED EARNINGS PER COMMON SHARE
     Income (loss) from continuing operations             $  (0.19)        $   (0.06)        $  (0.59)        $    0.77
     Income (loss) from discontinued operations               0.00             (0.01)            0.00             (0.01)
                                                          -----------      -----------       -----------      -----------
     Net income (loss)                                    $  (0.19)        $   (0.07)        $  (0.59)        $    0.76
                                                          ===========      ===========       ===========      ===========

Basic weighted-average common shares outstanding            45,521            38,265           45,007            38,199
                                                          ===========      ===========       ===========      ===========
Diluted weighted-average common shares outstanding          45,521            38,265           45,007            40,994
                                                          ===========      ===========       ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                            (in thousands; unaudited)




                                                                                                              Accumulated
                                              Common stock          Additional                                  Other
                                        -------------------------   Paid-in      Treasury      Deferred      Comprehensive
                                          Shares       Amount       Capital       Stock      Compensation    Income (Loss)
                                        ----------- ------------- ------------- ----------- --------------- ----------------

Balance at January 1, 2001                 39,321   $      39     $   261,552   $  (2,123)    $  (1,375)       $     494
Issuances of common stock:
   Acquisition of Home Account              6,900           7          31,950           -             -                -
   Exercises of stock options                 199           -             369           -             -                -
   Employee stock purchase plan                11           -              23           -             -                -
   Exercises of stock warrants                  3           -              11           -             -                -
Issuances of restricted stock                 430           1           1,857           -        (1,858)               -
Cancellations of restricted stock             (51)          -            (293)          -           293                -
Home Account Incentive Plan                     -           -             447           -          (447)               -
Purchases of treasury stock                     -           -               -        (350)            -                -
Amortization of deferred compensation           -           -               -           -         1,540                -
Recognized gain on investments                  -           -               -           -             -             (180)
Unrealized loss on investments,
   net of income taxes                          -           -               -           -             -           (1,360)
Net loss                                        -           -               -           -             -                -

Comprehensive loss

                                        ----------- ------------- ------------- ----------- --------------- ----------------

Balance at September 30, 2001              46,813   $      47     $   295,916   $  (2,473)    $  (1,847)       $  (1,046)
                                        =========== ============= ============= =========== =============== ================


  Accumulated   Comprehensive
    Deficit     Income (Loss)      Total
 -------------- --------------- ------------


Balance at January 1, 2001            $  (225,017)                   $  33,570
Issuances of common stock:
   Acquisition of Home Account                  -                       31,957
   Exercises of stock options                   -                          369
   Employee stock purchase plan                 -                           23
   Exercises of stock warrants                  -                           11
Issuances of restricted stock                   -                            -
Cancellations of restricted stock               -                            -
Home Account Incentive Plan                     -                            -
Purchases of treasury stock                     -                         (350)
Amortization of deferred compensation           -                        1,540
Recognized gain on investments                  -      $    (180)         (180)
Unrealized loss on investments,
   net of income taxes                          -         (1,360)       (1,360)
Net loss                                  (26,367)       (26,367)      (26,367)
                                                       ----------
Comprehensive loss                                     $ (27,907)
                                                       ==========
                                     --------------                 -----------

Balance at September 30, 2001        $  (251,384)                   $   39,213
                                     ==============                 ===========


See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                            (in thousands; unaudited)

                                                                               2001                    2000
                                                                           ------------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) income from continuing operations                          $   (26,367)            $   31,270
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
        Realized gains on sales of investments, net                             (1,130)               (47,822)
        Unrealized loss on Sybase warrants                                       2,268                    --
        Amortization of goodwill                                                 3,819                    --
        Depreciation and amortization                                            1,266                    363
        Amortization of deferred compensation                                    1,540                    400
        Deferred income taxes                                                       --                    633
        Changes in certain assets and liabilities:
          Accounts receivable                                                   (3,200)                   (51)
          Other receivables                                                     (1,325)                    --
          Prepaid expenses and other current assets                                 (6)                  (199)
          Accounts payable                                                        (463)                 1,439
          Accrued expenses                                                        (805)                 1,450
          Deferred revenues                                                      1,233                   (616)
                                                                           ------------             ----------
                  Net cash used in operating activities                        (23,170)               (13,133)
                                                                           ------------             ----------

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES OF
  DISCONTINUED OPERATIONS                                                         (184)                   438
                                                                           ------------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from the sales of investments                                      4,883                 34,145
     Release of cash from escrow                                                   311                     --
     Purchases of investments                                                       --                   (251)
     Purchases of property and equipment                                          (712)                (2,861)
     Sale of property and equipment                                                121                     --
     Payment of acquisition costs for Home Account                              (1,749)                    --
     Cash paid for Home Account common stock                                      (268)                    --
                                                                           ------------            -----------
                   Net cash provided by investing activities                     2,586                 31,033
                                                                           ------------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                        403                    802
     Capital contribution                                                           --                    857
     Purchases of treasury stock                                                  (350)                   (59)
                                                                           ------------            -----------
                   Net cash provided by financing activities                        53                  1,600
                                                                           ------------            -----------

              (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (20,715)                19,938

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  27,255                  8,496
                                                                           ------------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $     6,540             $   28,434
                                                                           ============           ============


       See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


(1)      BASIS OF PRESENTATION

               The condensed consolidated balance sheet of InteliData Technologies Corporation ("InteliData" or the "Company") as of September 30, 2001, and the related condensed consolidated statements of operations, changes in stockholders' equity, and cash flows for the nine month periods ended September 30, 2001 and 2000 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

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

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (a) Revenue Recognition - The Company supplies Internet banking and electronic bill presentment and payment software to financial institutions. The Company's revenues associated with integrated solutions that bundle software products with customization, installation and training services are recognized using the percentage of completion method of accounting.

               Starting late in 2000, the Company entered into contracts for its bill payment technology software. This software does not require significant customization. Upon delivery, the Company either recognizes revenue ratably over the contract period for contracts where vendor specific objective evidence (VSOE) of fair value for post contract customer support (PCS) does not exist or recognizes revenue in full where VSOE of fair value for PCS does exist.

               The Company enters into multiple element arrangements. Elements typically include software, consulting, implementation and PCS. PCS contracts generally require the Company to provide technical support and unspecified when-and-if available software updates and upgrades to customers. Revenue for these multiple element arrangements is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, the fee is fixed and determinable, and collectibility is considered probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered and all obligations are met. Currently, the Company does not have VSOE of fair value for some of the elements within its multiple element arrangements. Therefore, all revenue under such arrangements is being recognized ratably over the term of the PCS contract. Revenue from transactional services, which includes hosting and service bureaus, is recognized as transactions are processed.

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

               SFAS 133 requires that all derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's adoption of this pronouncement, effective January 1, 2001, did not result in an adjustment for the cumulative effect of an accounting change, because the carrying value reflected fair value under the previous accounting guidance. In accordance with SFAS 133, the Company recorded an unrealized loss on investment of $2,268,000 for the nine months ended September 30, 2001. For the nine months ended September 30, 2000, pro forma net income (assuming that SFAS 133 was adopted effective January 1, 2000) was $31,922,000 due to an unrealized gain on investment of $919,000, while pro forma earnings per share were $0.84 and $0.78 on a basic and diluted basis, respectively.

          (c)   Recent  Accounting   Pronouncements  -  In  June  2001,  the
          Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of an amortization and non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value.

          The amortization and non-amortization provisions of SFAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards will have the impact of reducing our amortization of the current goodwill commencing January 1, 2002 and reviews for impairment may result in future periodic write-downs.

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
                                                               ===========

               The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. The Company will obtain an independent appraisal of the fair values of the acquired property, plant and equipment, and identified intangible assets, and their remaining useful lives. The Company is also completing the review and determination of the fair values of the other assets acquired and liabilities assumed. Accordingly, the allocation of the purchase price is subject to revision, which is not expected to be material, based on the final determination of appraised and other fair values. A summary of the assets acquired and liabilities assumed in the acquisition follows (in thousands):

         Preliminary allocation of purchase price:
           Current assets                                            $    1,562
           Property, plant and equipment                                  1,743
           Liabilities assumed and other                                 (4,344)
           Liabilities associated with Home Account Incentive Plan       (2,946)
           Acquisition integration liabilities                           (1,832)
           Goodwill (7-year, straight-line amortization)                 37,003
                                                                     -----------
                                                                     $   31,186
                                                                     ===========

               As a result of the acquisition of Home Account, InteliData incurred acquisition expenses for costs to exit certain activities at Home Account locations and to involuntarily terminate employees of the acquired company. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues, have no future economic benefit and which meet certain other criteria, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the acquisition integration liabilities balance of $1,832,000 included in the purchase price allocation are approximately $1,010,000 for lease costs for the now vacated Home Account headquarters in Emeryville, California, and $822,000 related to workforce reduction.

               The workforce reductions focused on three key areas: 1) streamlining development efforts, 2) eliminating redundant administrative overhead and support activities, and 3) restructuring and repositioning of the sales/marketing and research and development organizations to eliminate redundancies in these activities. As of September 30, 2001, 87 positions have been terminated and approximately $822,000 had been paid.

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

                                                       Nine Months   Nine Months
                                                          Ended         Ended
                                                        9/30/2001     9/30/2000
                                                        ---------    -----------

         (in thousands, except per share data)
           Revenue                                   $  12,813         $  10,403
           Net (loss) income                           (30,048)           12,646
           Basic net (loss) income per share             (0.67)             0.28
           Diluted net (loss) income per share           (0.67)             0.26

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

(4)      HOME ACCOUNT INCENTIVE PLAN

               In  2000,  Home  Account  approved  the  2000  Incentive  Plan to encourage the retention of certain officers of Home Account through a change of control transaction, and after such a transaction to the extent, up to one year, as desired by the acquirer. Upon acquisition of Home Account by an acquirer, the 2000 Incentive Plan provided for the granting to plan participants of an aggregate of 15% of the net amount of the merger consideration allocable to Home Account's preferred stockholders after payment of the debt preference and other expenses associated with a transaction. Under the InteliData and Home Account merger transaction, this incentive plan is payable in the form of InteliData common stock and such payments are to be made by the group of former Home Account preferred stockholders (who are collectively considered as a "principal stockholder"). Two-thirds of the 2000 Incentive Plan allocation would vest on the transaction closing date and represent a pre-acquisition expense to Home Account. In connection with the merger transaction, the Company agreed to advance the participants funds to pay for their tax withholding obligations associated with the two-thirds portion. As of September 30, 2001, this receivable balance was $1,116,000 and is included in the "Other receivable" balance. The shares allocable to the participants were placed in an escrow account and are released to the Home Account Stockholders' Representative in accordance with the Merger Consideration Escrow Agreement. As of September 30, 2001, 690,000 shares of InteliData common stock had been released to the Stockholders' Representative. Upon the sale of the merger consideration shares by the Stockholders'

          Representative, the Company will be paid the receivable balance from the proceeds of the sale of stock.

               The remaining one-third of the participants' allocation would vest one year from the transaction closing date and will be charged to expense over the vesting period. All forfeited shares revert to the preferred stockholders of Home Account. In connection with the 2000 Incentive Plan allocation, the deferred compensation for the one-third portion is estimated to be $447,000 based on $3.28 (the closing price of the Company's common stock at September 30, 2001). For the nine months ended September 30, 2001, the Company recorded compensation expense of approximately $321,000.

(5)      DISCONTINUED OPERATIONS

               As of September 30, 2001, the net liabilities of discontinued operations of $571,000 relate to the telecommunications divisions.

               Approximately $448,000 of the net liabilities of discontinued operations relates to the potential environmental clean up associated with InteliData's former New Milford, Connecticut property. In January 2000, InteliData sold the New Milford, Connecticut building, its only remaining asset in discontinued operations of the telecommunications division. In the context of this sale, InteliData agreed to undertake limited remediation of the site in accordance with applicable state law. The subject site is not a federal or state Superfund site and InteliData has not been named a "potentially responsible party" at the site. The remediation plan agreed to with the purchaser allows InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation.
          Further, at the time of the sale of the facility, InteliData established a $200,000 escrow account for certain investigation/remediation costs. As of September 30, 2001, this escrow account balance remained at $200,000. Moreover, InteliData has obtained environmental insurance to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000.
          InteliData estimates its liability related to this matter to be approximately $448,000 and has recorded a liability for that amount.

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

                                                                      Three months ended             Nine months ended
                                                                         September 30,                  September 30,
                                                                      -------------------            ------------------
                                                                      2001        2000             2001            2000
                                                                      ----        ----             ----            ----
Basic EPS
Income (loss) from continuing operations                          $ (8,795)     $ (2,210)       $ (26,367)      $ 31,270
Weighted-average common shares outstanding                          45,521        38,265           45,007         38,199
                                                                  --------      ---------       ---------       --------
Basic earnings (loss) per share from continuing operations        $  (0.19)     $  (0.06)       $   (0.59)      $   0.82
                                                                  ========      ========        =========       ========

Diluted EPS
Income (loss) from continuing operations                          $ (8,795)     $ (2,210)       $ (26,367)      $ 31,270
                                                                  --------      ---------       ---------       --------
Weighted-average common shares outstanding                          45,521        38,265           45,007         38,199
Effect of dilutive securities:
Stock options and awards                                              -             -                -             2,721
Stock warrants                                                        -             -                -                74
                                                                  --------      ---------       ---------       --------
Weighted-average dilutive common shares outstanding                 45,521        38,265           45,007         40,994
                                                                  --------      ---------       ---------       --------
Diluted earnings (loss) per common share from continuing operat  $   (0.19)     $  (0.06)       $   (0.59)      $   0.77
                                                                  ========      ========        =========       ========

               Options to purchase 285,000 shares of common stock at a range of $7.25 to $19.44 were outstanding during 2000, but were not included in the computation of diluted earnings per share, because the options' exercise price was greater than the average market price of the common share.

(7)      SUBSEQUENT EVENT

               During October 2001, the Company sold its remaining investment in the Sybase common stock and received proceeds of approximately $1,775,000 and recognized a realized loss from sales of investments of approximately $717,000. This realized loss represents the decrease in value from the $18.88 closing price at the time of the Home Financial Network and Sybase merger on January 20, 2000 to the actual dispositions at the average sales price of $13.45 during October 2001. As of October 31, 2001, the Company still maintained all of its warrants to purchase Sybase common stock.

                                   * * * * * *

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------


RESULTS OF OPERATIONS

     The following represents the results of operations for InteliData Technologies Corporation for the three and nine months ended September 30, 2001 and 2000. Such information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.


THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues

     The Company's third quarter revenues were $5,307,000 in 2001 compared to $1,516,000 in 2000, an increase of 250% or $3,791,000. The increase is attributable primarily to an increase in software and related professional services revenues, including the addition of the Home Account results, offset by the cessation of royalties relating to the Visa Bill-Pay System. During the third quarter of 2001, software revenues contributed $1,195,000 and consulting and services revenues contributed $4,112,000.

     During the third quarter of 2000, software revenues contributed $54,000, consulting and services revenues contributed $1,387,000, and royalties and other revenues contributed $75,000, all of which were royalties relating to the original sale of the Visa Bill-Pay system.

Cost of Revenues

     The Company's third quarter cost of revenues was $2,421,000 in 2001 compared to $850,000 in 2000, an increase of 185% or $1,571,000. The increase is attributable primarily to increased revenues and changes in product mix. During the third quarter of 2001, consulting and services costs totaled $2,421,000.

     During the third quarter of 2000, consulting and services costs totaled $850,000.

     Overall gross profit margins increased to 54% for the third quarter of 2001 from 44% for the third quarter of 2000. The increase in gross profit margins was attributable to an increase in software and recurring revenue, including the addition of Home Account customers. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with a service bureau business model, competitive pricing pressure, and the introduction of new products and changes in volume.

General and Administrative

     General and administrative expenses were $3,058,000 for the third quarter of 2001 as compared to $1,748,000 in the third quarter of 2000. The increase of $1,310,000 was primarily the result of additional corporate and administrative expenses associated with the purchase of Home Account, including an increase in facilities expense and in bad debt expense associated with the Home Account receivables assumed in connection with the acquisition. The Company expects to continue controlling general and administrative expenses and plans to continually assess its operations in managing the continued development of infrastructure to handle anticipated business levels.

Selling and Marketing

     Selling and marketing expenses increased to $2,167,000 for the third quarter of 2001 from $1,554,000 for the same period last year. The increase of $613,000 is attributable primarily to increases in the number of selling and marketing employees, travel and outside professional services, and the additional expenses associated with the sales and marketing efforts of Home Account.

Research and Development

     Research and development costs were $3,850,000 in the third quarter of 2001, as compared to $3,801,000 in the same period in 2000. The increase of $49,000 was attributable to the additional expenses associated with the research and development staff of Home Account, offset by the cost reduction efforts of the Company's acquisition integration plan. The Company incurs research and development expenses primarily in writing and developing the Interpose Transaction Engine for the Open Financial Exchange ("OFX") standard and building the Interactive Financial Exchange ("IFX")-based network electronic bill payment switch.

Realized Gains on Sales of Investments

     On January 20, 2000, Home Financial Network, Inc. (HFN), a company in which InteliData held approximately a 25% ownership interest, merged with Sybase, Inc. InteliData accounted for its investment in HFN using the equity method. As of the merger date, such investment's carrying value was zero. In exchange for its portion of ownership in HFN, InteliData received approximately $5,867,000 in cash and approximately 1,770,000 shares of Sybase stock. The Company also held warrants to purchase HFN common stock. As part of the merger agreement, such warrants were converted into warrants to purchase Sybase common stock. The Company received 640,000 "warrant units" with an exercise price of $2.60 per warrant unit. Upon exercise of each warrant unit, the Company is entitled to receive $1.153448 in cash and 0.34794 share of Sybase common stock. There were no warrant exercises or sales of Sybase common stock in the third quarter of 2001.

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

     In accordance with SFAS 115, the balance sheets include ($1,046,000) and $494,000 of unrealized (loss) gain on investments (net of taxes), within stockholders' equity as of September 30, 2001 and December 31, 2000, respectively. As of December 31, 2000, the unrealized gain on investments balance represented the increase in the fair market value of the Sybase holdings from the January 20, 2000 merger transaction date to the respective balance sheet date. As of September 30, 2001, the accumulated other comprehensive loss balance represents the changes in the fair market value of the Sybase common stock. In accordance with SFAS 133, the change in the fair market value of the Sybase warrants was recorded in the statement of operations (see below).

     No sales of Sybase common stock occurred during the third quarter of 2001. During the same period of 2000, the Company recorded a gain of $3,831,000 from sales of Sybase common stock.

     SFAS 133 requires that all derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's adoption of this pronouncement, effective January 1, 2001, did not result in an adjustment for the cumulative effect of an accounting change, because the carrying value reflected the fair value under the previous accounting guidance. In accordance with SFAS 133, the Company recorded an unrealized loss on investment of $1,554,000 for the three months ended September 30, 2001.

Other Income

     Other income, primarily interest income, was $79,000 for the third quarter of 2001 compared to $339,000 for the same period in the prior year. The decrease of $260,000 was due to the decreased cash and cash equivalents balance for the third quarter of 2001 compared to the third quarter of 2000.

Discontinued Operations

     During 2000, US West notified the Company that US West would no longer permit InteliData to include the lease billing on the US West telephone bills. As such, InteliData has discontinued billing its legacy customers for Caller ID adjunct unit leases in the US West telephone service territory, because the cost of individually billing and pursuing collections for the leases would have made it impractical and uneconomical for the Company to continue the lease program. Accordingly, the results of operations from leasing activities have been reported as discontinued operations. During the third quarter of 2000, the Company had a loss from discontinued operations of the Caller ID leasing business of $633,000, net of income taxes. The stream of revenues from this lease base ceased in June 2000.

Weighted-Average Common Shares Outstanding and Basic and Diluted Loss Per Common Share

     The basic and diluted weighted-average shares increased to 45,521,000 for the third quarter of 2001 compared to 38,265,000 for the third quarter of 2000. The increase resulted primarily from the exercise of stock options and warrants, stock purchases under the Employee Stock Purchase Plan, the granting of certain stock awards during 2001, and the issuance of 6,900,000 shares for the acquisition of Home Account.

     Basic and diluted loss per common share was ($0.19) for the third quarter of 2001 compared to a basic and diluted loss per common share from continuing operations of ($0.06) and a basic and diluted loss per common share from discontinued operations of ($0.01) for the third quarter of 2000. Basic and diluted net loss per common share was ($0.19) compared to ($0.07) for the third quarters of 2001 and 2000, respectively.


NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues

     The Company's revenues for the first nine months of 2001 were $12,813,000 compared to $4,499,000 for the same period in 2000, an increase of 185% or $8,314,000. The Company recognized $1,603,000 in software revenue during the first nine months of 2001. During the same period in 2000, the Company recognized $655,000 in software revenue. Consulting and services revenues aggregated $11,210,000 in the first nine months of 2001 while during the same period in 2000, the Company recognized $3,300,000. Royalties and other revenues were $0 in the first nine months of 2001 compared to $544,000 in the first nine months of 2000. The $544,000 represents royalties related to the VISA Bill-Pay system and this stream of revenues from royalties ceased in September 2000.

Cost of Revenues

     The Company's cost of revenues for the first nine months of 2001 were $6,440,000 compared to $2,357,000 for the same period in 2000, an increase of 173% or $4,083,000. The Company incurred $5,000 in software related expenses during the first nine months of 2001, but did not incur any software related expenses during the same period in 2000. Consulting and services cost of revenues aggregated $6,435,000 in the first nine months of 2001, while during the same period in 2000, the Company's costs aggregated $2,357,000.

     Overall gross profit margins increased to 50% for the first nine months of 2001 from 48% for the same period in 2000. The increase in gross profit margins was attributable to an increase in software and recurring revenue, including the addition of Home Account customers. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with a service bureau business model, competitive pricing pressure, and the introduction of new products and changes in volume.

General and Administrative

     General and administrative expenses were $8,550,000 for the first nine months of 2001, as compared to $4,598,000 for the first nine months of 2000. The increase of $3,952,000 was primarily the result of additional corporate and administrative expenses associated with the purchase of Home Account, including an increase in facilities expense and in bad debt expense associated with the Home Account receivables assumed in connection with the acquisition. The Company expects to continue controlling general and administrative expenses and plans to continually assess its operations in managing the continued development of infrastructure to handle anticipated business levels.

Selling and Marketing

     Selling and marketing expenses increased to $7,318,000 for the first nine months of 2001 from $4,694,000 for the same period last year. The increase of $2,624,000 was attributable primarily to increases in the number of selling and marketing employees, travel and outside professional services, and the additional expenses associated with the sales and marketing efforts of Home Account.

Research and Development

     Research and development costs were $12,635,000 in the first nine months of 2001 compared to $9,428,000 for the same period in 2000. The increase of $3,207,000 was largely attributable to increases in outside consulting services and the additional expenses associated with the research and development staff of Home Account, offset by the cost of reduction efforts of the Company's acquisition integration plan. The Company incurs research and development expenses primarily in writing and developing the Interpose Transaction Engine for the Open Financial Exchange ("OFX") standard and building the Interactive Financial Exchange ("IFX")-based network electronic bill payment switch.

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

     For the nine months ended September 30, 2001 and 2000, InteliData recognized net gains of approximately $1,130,000 and $47,822,000, respectively on the merger transaction and the subsequent disposition of a portion of the investment in Sybase common stock.

     SFAS 133 requires that all derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's adoption of this pronouncement, effective January 1, 2001, did not result in an adjustment for the cumulative effect of an accounting change, because the carrying value reflected fair value under the previous accounting guidance. In accordance with SFAS 133, the Company recorded an unrealized loss on investment of $2,268,000 for the nine months ended September 30, 2001.

Other Income

     Other income, primarily investment and interest income, was $560,000 and $659,000 for the nine months ended September 30, 2001 and 2000, respectively. The decrease of $99,000 was due to the decreased levels of cash and cash equivalents in 2001 as compared to 2000.

Discontinued Operations

     During 2000, US West notified the Company that US West would no longer permit InteliData to include the lease billing on the US West telephone bills. As such, InteliData has discontinued billing its legacy customers for Caller ID adjunct unit leases in the US West telephone service territory, because the cost of individually billing and pursuing collections for the leases would have made it impractical and uneconomical for the Company to continue the lease program. Accordingly, the results of operations from leasing activities have been reported as discontinued operations. During the first nine months of 2000, the Company had a loss from discontinued operations of the Caller ID leasing business of $267,000, net of income taxes. The stream of revenues from this lease base ceased in June 2000.

Weighted-Average Common Shares Outstanding and Basic and Diluted Income (Loss) Per Common Share

     The basic and diluted weighted-average common shares outstanding for the nine months ended September 30, 2001 was 45,007,000, compared to a basic weighted-average common shares outstanding of 38,199,000 and a diluted weighted-average common shares outstanding of 40,994,000 for the same period in 2000. The increase resulted primarily from the exercise of stock options and warrants, stock purchases under the Employee Stock Purchase Plan, the granting of certain stock awards during 2001, and the issuance of 6,900,000 shares for the acquisition of Home Account.

     Basic and diluted loss per common share was ($0.59) for the nine month period in 2001, compared to a basic and diluted income per common share from continuing operations of $0.82 and $0.77, respectively, and a basic and diluted loss per common share from discontinued operations of ($0.01) for the same period in 2000. Basic and diluted net loss per common share was ($0.59) for the nine-month period in 2001, compared to a basic net income per common share of $0.81 and a diluted net income per common share of $0.76 for the same period in 2000.


LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 2001, the Company's cash and cash equivalents decreased by $20,715,000. At September 30, 2001, the Company had $6,540,000 in cash and cash equivalents, $2,751,000 in investments, and working capital of $2,384,000, with $900,000 of long-term liabilities and no long-term debt.

     During the first nine months of 2001, cash used in operating activities was $23,170,000 compared to $13,133,000 in the same period in 2000. Cash flows from operating activities during the first nine months of 2001 included uses of cash for operating expenses and increases for accounts receivable, accounts payable and accrued expenses.

     Discontinued operations used net cash of $184,000 in the first nine months of 2001 compared to providing $438,000 in the first nine months of 2000. The Company received net proceeds of $988,000 for the sale of the building during January 2000. Liabilities remaining in the discontinued operations include a reserve for potential environmental clean-up at the New Milford location, costs for legal shut-down of the former operating subsidiaries, potential warranty costs, and further potential settlements with telecom customers and others.

     The Company's net cash provided by investing activities was $2,586,000 in the first nine months of 2001 compared to $31,033,000 in the same period in 2000. The difference was primarily due to the gain recognized in January 2000 in connection with the Home Financial Network, Inc. merger with Sybase, Inc.

     Financing activities provided $53,000 in the first nine months of 2001 compared to $1,600,000 in the same period in 2000. Financing activities in the first quarter of 2001 consisted of proceeds from the sale of the Company's common stock through stock option exercises offset by the purchases of treasury stock. The activity in 2000 consisted of proceeds from a capital contribution and the issuances of the Company's common stock through stock options exercises, stock warrant exercises and the Employee Stock Purchase Plan.

     During 2001, the Company has focused on reducing its cash burn rate from quarter to quarter and has periodically rationalized its headcount and other expenses in light of its available capital and anticipated business forecast. However, in order for the Company to continue funding its product development efforts and operations at the current level, it may be necessary to obtain additional sources of working capital. The Company is currently engaged in efforts to obtain such additional capital; however, we can make no assurances that these efforts will be successful. Whether or not these efforts are successful, the Company expects to continue to control its expenses in light of its available capital.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The information contained in this report includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, risks associated with the acquisition and assimilation of Home Account, the Company's ability to continue funding operating losses, the ability of the Company to complete product implementations in required time frames and the Company's ability to increase its recurring revenues and profits through its ASP business model, the impact of competitive products, pricing pressure, product demand and market acceptance risks, pace of consumer acceptance of home banking and reliance on the Company's bank clients to increase usage of Internet banking by their customers, mergers and acquisitions, risk of integration of the Company's technology by large software companies, the ability of financial institution customers to implement applications in the anticipated time frames or with the anticipated features, functionality or benefits, reliance on key strategic alliances and newly emerging technologies, the ability of the Company to leverage its Spectrum relationship into new business opportunities in the EBPP market, the on-going viability of the mainframe marketplace and demand for traditional mainframe products, the ability to attract and retain key employees, the availability of cash for long-term growth, product obsolescence, ability to reduce product costs, fluctuations in operating results, delays in development of highly complex products and other risks detailed from time to time in InteliData filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 2000. These risks could cause the Company's actual results for 2001 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, InteliData. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act. InteliData is not under any obligation (and expressly disclaims an obligation) to update or alter its forward-looking statements, whether as a result of new information or otherwise.

                                   * * * * * *

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
------------------------------------------------------
        MARKET RISK
        -----------

     The Company currently has no long-term debt and is not currently engaged in any transactions that involve foreign currency. The Company does not engage in hedging activities.

     As of September 30, 2001, the fair value of the Company's investment portfolio is approximately $2,751,000, which consisted of $1,235,000 of Sybase common stock, $1,275,000 of warrants to purchase Sybase common stock, and $241,000 of fixed income securities. Changes in the fair value of the Sybase common stock and fixed income securities will continue to be recognized in shareholders' equity (as a component of comprehensive income). SFAS 133, which the Company adopted effective January 1, 2001, requires that changes in the fair value of the warrants to purchase Sybase common stock to be recognized periodically in income. A 10% decline in the stock price would result in approximate decreases of $128,000 in the fair value of the Company's holdings of Sybase warrants.

     During October 2001, the Company sold its remaining investment in the Sybase common stock and received proceeds of approximately $1,775,000 and recognized a realized loss from sales of investments of approximately $717,000. This realized loss represents the decrease in value from the $18.88 closing price at the time of the Home Financial Network and Sybase merger on January 20, 2000 to the actual dispositions at the average sales price of $13.45 during October 2001. As of October 31, 2001, the Company still maintained all of its warrants to purchase Sybase common stock.


PART II: OTHER INFORMATION
--------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a)      Exhibits
         --------

         None.


(b)      Reports on Form 8-K
         --------------------

         None.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 INTELIDATA TECHNOLOGIES CORPORATION



                                 By:    /s/ Alfred S. Dominick, Jr.
                                       -----------------------------------------
                                       Alfred S. Dominick, Jr.
                                       President, Chief Executive Officer,
                                       and Director