Form 10-K
period 2001-12-31
INTELIDATA TECHNOLOGIES CORP
filed 2002-03-27
CIK 1021810

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 --------------

For the fiscal year ended: December 31, 2001    Commission File Number 000-21685


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
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on Which Registered
-------------------                   ------------------------------------------
                              NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X         No
    -----------       -----------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 8, 2002, was approximately $98,332,000. In determining this figure, the Registrant has assumed that all of its directors and executive officers are affiliates. Such assumptions should not be deemed to be conclusive for any other purpose.

The number of shares of the registrant's Common Stock outstanding on March 8, 2002 was 49,022,634.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of InteliData Technologies Corporation's Proxy Statement for its 2002 Annual Stockholder Meeting are incorporated by reference into Part III of this Report.

                       INTELIDATA TECHNOLOGIES CORPORATION

                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1.  Business..............................................................3

Item 2.  Properties............................................................9

Item 3.  Legal Proceedings.....................................................9

Item 4.  Submission of Matters to a Vote of Stockholders.......................9


PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
          Matters.............................................................11

Item 6.  Selected Financial Data..............................................12

Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................13

Item 7a. Quantitative and Qualitative Disclosures about Market Risk...........29

Item 8.  Financial Statements and Supplementary Data..........................30

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................51


PART III

Item 10. Directors and Executive Officers of the Registrant...................51

Item 11. Executive Compensation...............................................51

Item 12. Security Ownership of Certain Beneficial Owners and Management.......51

Item 13. Certain Relationships and Related Transactions.......................51


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....51

Signatures ...................................................................54

PART I
======

ITEM 1.  BUSINESS
-----------------

GENERAL

     InteliData Technologies Corporation ("InteliData" or the "Company") provides the real-time financial processing infrastructure to enable financial institutions ("FI's") to provide services over the Internet. The Company develops and markets software products and consulting services for the financial services industry. InteliData also services the emerging electronic bill presentment and payment ("EBPP") market with the development of its end-to-end, biller-to-consumer EBPP solutions.

     Our products and services are designed to assist consumers in accessing and transacting business with their FI's electronically, and to assist FI's in connecting to and transacting business with third party processors. The Company also serves as an Application Service Provider ("ASP") by providing Internet hosting and service bureau solutions to FI's, including bankcard issuers.

     On January 11, 2001, InteliData acquired Home Account Holdings, Inc. and its operating subsidiary, Home Account Network, Inc., by means of the merger of one of the Company's wholly owned subsidiaries with and into Home Account Holdings, with Home Account Holdings surviving the merger. Home Account Holdings is now a wholly owned subsidiary of InteliData. This acquisition was accounted for as a purchase. As a result of the Company's acquisition of Home Account Holdings, InteliData now offers a suite of UNIX-based Internet banking and electronic bill presentment and payment products and services in an application services provider environment.

     The Company's principal executive offices are located at 11600 Sunrise Valley Drive, Suite 100, Reston, Virginia 20191, and its telephone number is
(703) 259-3000.

INDUSTRY BACKGROUND

     The Company provides software products and implementation services to FI's whose processes and systems are subject to regulatory approvals. Internet banking and EBPP are developing marketplaces. FI's are gradually expanding their Internet banking services to permit customers not only to access historical account information from remote locations, but also to engage in transactions such as receiving and/or paying bills and transferring funds. The Company's future growth and profitability will depend, in part, upon consumer acceptance of Internet banking and EBPP processes and the speed at which such acceptance occurs.

     EBPP  has  been  in  existence  for  over a  decade  but  has  not  enjoyed
significant   consumer  adoption  due  to  cost,  service  quality  and  service availability factors. Adoption has been gaining momentum as consumers have gravitated to the Internet. Historically banks have outsourced their bill payment services to third party payment processors to execute bill payment transactions initiated by consumers on behalf of the bank.

     In 2001, the Company saw increased efforts of FI's to examine their bill payment operations as the progression of such services for customers grew in strategic importance within the industry. This resulted in the addition of several new customers for the Company, including First Union and Washington Mutual. Our in-house revenue included increases in recurring revenue and software maintenance fees from our existing customers such as National City, First Hawaiian, and Bank of the West, BB&T, First Tennessee, Bank of America, CitiBank, Associated Bank and four Corporate Credit Union processors. Further, the Company completed its next generation of payment system products (InteliWorks(TM) CSP), which were designed to provide FI's with the ability to connect to payment switches, receive presented bills and pay bills in the least costly manner. InteliWorks(TM) CSP was certified with Spectrum, a payment switch established by JP Morgan Chase, Wells Fargo and Wachovia/First Union, in September 2001 and was the first such product to be certified.

     Banks who implement our system are able to use our Least Cost Routing(TM) capabilities to save a potentially significant amount on remittance expense. Transactions routed by our Least Cost Routing(TM) software to Spectrum or

MasterCard RPPS should result in substantial savings compared to what the market currently charges for such transactions through other service providers. To achieve these savings, the FI's must utilize a Payment Warehouse, a biller directory and a Least Cost Routing(TM) gateway, all of which InteliData offers through a license arrangement or on an ASP environment.

PRODUCTS AND SERVICES

     The Company's business strategy is to develop products and services, including software, to meet the needs of FI's and their customers in the Internet banking and EBPP markets. The Company strives to develop products with broad appeal that are easy-to-use, practical and built around common industry standards. In addition, the products and services the Company develops are designed to support not only Internet access, but also other access methods that are newly developing. The Company currently supports Wireless access and the new InteliWorks(TM) architecture has been designed to accommodate requests from customers to add additional channels of access such as a Personal Digital Assistant ("PDA").

     The Company offers its clients consulting services to assist in implementation, training and customization on a time and materials basis, and provides maintenance and support services and software upgrades pursuant to agreements that are typically renewable on an annual basis. Additionally, the Company offers consulting services regarding the application and feasibility of implementing Internet banking products within the FI's computer environment. InteliData also serves as an ASP solution to meet the anticipated growth and demands of providing Internet banking and EBPP outsourcing services to its customers.

     The Company  currently  offers  products  and services in four major areas:
Internet Banking, Interpose(R) OFX Gateway, Card Solutions(TM), and EBPP Solutions.

Internet Banking
----------------

     InteliData has two Internet banking platforms: Interpose(R) and Canopy(TM). Interpose(R) is the Company's Internet banking solution for large banks, while Canopy(TM) banking serves the community banking market. InteliData acquired the Canopy(TM) banking platform and customer base as part of the Home Account acquisition. The Canopy(TM) banking business was a significant revenue and margin contributor in 2001 and is expected to contribute similarly in 2002. However, because the Company's focus and development resources going forward are expected to be on the large bank and EBPP markets, the Company expects the Canopy(TM) banking's contribution to be less significant after 2002.

     The Interpose(R) Transaction Engine ("ITE") and Interpose(R) Web Banking ("IWB") are the heart of the Company's Internet banking software system. ITE runs on the FI's host computer system, providing real-time connectivity to remote delivery channels. Along with this host connection, ITE provides customer profiling and control over system security. Its Advanced Financial Message Set gives FI's the functionality to offer a wide range of online financial services. IWB runs on a Windows NT Server environment and interfaces to the FI's host computer systems through ITE. It provides the FI's end user access to all of their financial transactions that are available under the Internet banking product. InteliData's products and services provide for:

          Control - Internet banking and bill payment is becoming a critical touch point for retail and commercial customers. InteliData provides a system that puts FI's in control of its delivery channels, customer data, and payment systems.


          Flexibility - With rapid evolution of technology and market requirements, the FI's can have an online banking solution that allows them to adapt quickly to new technology, new products, and new service providers. InteliData's solution is designed to provide the necessary room for such growth.


          Reliability - InteliData provides a solid solution that is designed to run in today's high-availability environments.

          Scalability - As the demand for online banking and bill payment grows, transaction volume and complexity will grow. The InteliData solution is designed to allow the addition of capacity without increasing complexity.

Interpose(R) OFX Gateway
------------------------

     The Interpose(R) OFX Gateway allows FI's to support applications and devices that conform to the Open Financial Exchange ("OFX") message standards. The Interpose(R) OFX Gateway delivers comprehensive support for the OFX specification including direct support for customers who use Intuit Quicken(R), Microsoft Money(R), and other OFX compliant client software.


     The flexible and high performance architecture of the Interpose(R) OFX Gateway provides an Enterprise Gateway for the delivery of bill payment, bill presentment, investment, and banking transactions across a variety of delivery channels including the Internet, Personal Financial Manager desktop applications, and Wireless devices. ___ Furthermore, the Interpose(R) OFX Gateway synchronizes information across these delivery channels to give end-users real-time, consistent information.

     Currently in production at some of the nation's largest FI's, the Interpose(R) OFX Gateway delivers a proven, reliable, and highly scalable solution for managing the delivery of financial transaction information across a variety of consumer channels.

Card Solutions(TM)
------------------

     Commencing with the Company's purchase of Home Account, the Company began offering Card Solutions(TM), which was previously provided by Home Account. This product offers bankcard issuers the ability to acquire new credit card accounts using the Company's Internet account acquisition product, to provide self-service functionalities to current cardholders with the Internet self-service product, and to market the self-service functionalities to the cardholder base using the issuer marketing program.

     InteliData Card Solutions(TM) provides online solutions for many of the leading issuers in the credit card industry. Our products and services offer issuers the ability to acquire new credit card accounts with InteliData's Internet Account Acquisition product. We also provide self-service capabilities to current cardholders with our Internet Self-Service product and market the self-service functionalities to our customers' cardholder base using InteliData's Issuer Marketing Program. Each of our products contains Web and application hosting resources and can be integrated with the issuer's current Web site's look and feel. Our Card Solutions(TM) offers several modules and programs:

          Internet Self-Service - InteliData Card Solutions(TM) is marketed as a --------------------- cost-effective offering that may potentially reduce call center expense by providing the same functionality as a call center through a less expensive Internet delivery channel. Internet Self-Service is designed in a modular approach for our customers to choose the functionality they want to provide to the end-users.


          The base module contains dynamic enrollment functionality, ensuring a secure experience. When a cardholder has enrolled, this module contains account information, such as balance, payment status, next payment due date, and cycle-to-date transactions. Additional modules contain the functionality for cardholders to view previous statements and download the data to a PFM (Personal Finance Manager), pay their credit card bills, and utilize a secure messaging process for submitting customer service inquiries.


          Internet Account Acquisition - InteliData Card Solutions(TM)  Internet
          ----------------------------
          Account Acquisition enables our customers to acquire new credit card accounts utilizing the Internet by providing a secured platform for hosting customized application and response pages. Through a relationship with First Data Resources, Internet Account Acquisition utilizes enhanced fraud screening, decisions applications, provides an applicable response, and books approved applicants on the First Data Resources system all within sixty seconds, depending upon access capabilities.

          Issuer Marketing Program - We have created a turnkey marketing program
          -------------------------
          designed especially to help issuers promote Internet Self-Service to their cardholders. The program is designed to increase adoption rates in a cost-effective manner. The Company currently provides two statement-insert designs that can be customized with the FI's name, logo, and Web site address. These pieces provide an incentive to have cardholders manage their credit card accounts online, potentially reducing servicing expense and enhancing the impact of the issuer's Web site.


          Card  Activation -- Self Service Module - Web-Enabled  Card Activation
          ---------------
          allows end-users to activate their new and reissued cards in a secure environment.


          Account  Profile Change -- Self Service  Module - Through  InteliData,
          ----------------------
          FI's can allow their cardholders to change their account information, including address and phone numbers, on-line. InteliData enables FI's to authenticate a cardholder's identity prior to making changes. If FI's choose a manual processing method, change requests are sent to the Customer Service Representative ("CSR") queue for processing. If FI's choose an automated processing, change requests are completed on the First Data Resources system via a non-monetary transaction.

EBPP Solutions
--------------

     InteliWorks(TM) CSP - The InteliWorks(TM) Consumer Services Provider ("CSP") solution, which is a new product still under substantial development, has been designed from the ground up to meet the new, emerging, and unique transaction processing and switching needs for consumer side bill presentment and payment. These include the ability to:

     o    Interface  with multiple EBPP  networks,  remittance  processors,  and exchanges, such as Spectrum, RPPS, Princeton eCom, Metavante, and CheckFree
     o    Manage settlement and dispute resolution across multiple networks
     o    Synchronize biller directories across multiple networks
     o    Manage consumer enrollment with billers across multiple networks
     o    Manage   interaction  with  biller  Web  sites  for  detailed  billing information
     o    Aggregate summary level bills
     o    Integrate seamlessly to the bank's existing Web site
     o    Manage payment through multiple networks
     o    Consolidate payment on presented bills with "pay-any" bill payment


     The platform behind the InteliData CSP is the Company's InteliWorks(TM) online financial processing architecture. This architecture, based entirely on the J2EE standard, is designed to meet the unique needs of large scale, online financial messaging and transaction processing. InteliWorks is designed to provide:

     o    100% J2EE compliance
     o    Platform portability across multiple OS and database environments
     o Industrial strength reliability to ensure accurate processing of payment transactions
     o    Presentation   User   Interface   independence,   providing   ease  of
          integration with bank-designed user interfaces for Web and wireless delivery channels
     o    Scalability to handle large transaction volumes
     o    Flexible security architecture
     o    Network independence (internal, RPPS, Spectrum, and others)
     o Native XML integration points with "adapters" for IFX, OFX and other future messaging standards

     Interpose(R)   Payment  Warehouse  -  The  Interpose(R)  Payment  Warehouse
     ----------------------------------
provides a software solution to FI's that automates bill payment processing, while giving FI's the benefit of tracking payment activity and integrating delivery channels. The Interpose(R) Payment Warehouse gives FI's the option of Least Cost Routing(TM). This enables FI's to outsource as much or as little of the electronic payment volume as they choose. This permits FI's to:

     o    Process "on-us" internal payments at no additional cost
     o    Ensure "good funds" debits to reduce exception item costs
     o    Capitalize on Least Cost Routing(TM) of payments
     o    Create new revenue streams for electronic lockbox operations

     The Interpose(R) Payment Processor is a comprehensive payment warehousing and routing solution designed to give the FI's control of their electronic bill payment program. Using Interpose(R), FI's can:

     o    Mix-and-match multiple payment options and processors
     o    Offer  customers  a  variety  of  interface   options--scheduling  and
          modifying payments from the PC, Internet, or telephone
     o Warehouse bill payment information and mine customer data to expand relationships

MARKETING AND DISTRIBUTION


     The Company concentrates its marketing efforts on direct sales of principal products and services to FI's in the United States, including bankcard issuers. Currently, the Company is marketing to large FI's, generally with assets in excess of $3 billion. In addition, the Company markets to bankcard issuers through a processing arrangement with First Data Resources, a subsidiary of First Data Corp. The Company is developing products and services to assist FI's who want to provide their customers with the ability to access certain information from their accounts and to complete transactions with those institutions concerning bill payments, loan payments, online transfers and other transactions from remote locations via personal computers or other devices.


     The Company has established alliances with major service providers who are providing services to our target FI's and who are marketing our services. The Company currently has agreements in place with ALLTEL and First Data Resources for their sales forces to market services using InteliData's systems. In addition, the Company has a strategic relationship with Spectrum.

     ALLTEL is a leading provider of core data processing software to large banks. Forty-seven of the top fifty U.S. banks rely on ALLTEL software for loan processing, mortgage processing, or deposit processing software and service. ALLTEL has licensed InteliData's Interpose(R) Payment Warehouse and Interpose Web Banking products and can offer outsourced bill payment services to its customers. InteliData receives revenue for the use of the software in the ALLTEL Data Center.

     First Data Resources is a leading third-party transaction processor. Their services include a comprehensive line of card portfolio management solutions, products and services to more than 1,400 credit, debit, stored-value, smart cards, commercial, private label and oil card issuers worldwide. Under a Joint Marketing Agreement between the two companies, First Data markets InteliData's Card Solutions(TM) to credit card issuers interested in utilizing Web based tools and services that can help them expand their portfolio, increase market share and improve profitability.

     Spectrum EBP, L.L.C. is a bank-owned, payment systems company founded and owned by J.P. Morgan Chase, Wachovia, and Wells Fargo. Spectrum provides a real-time, ATM-like bill payment and bill presentment switch, allowing its participating members to exchange payments and bills without the use of a third party processor. In addition to the three owners, there are currently twenty-one other FI's that either belong to the Spectrum network or have signed letters of intent to participate, including Citibank, Fleet, First Tennessee, Hibernia, and Union Bank of California. InteliData is currently the only certified "off-the-shelf" provider of "Consumer Services Provider (CSP)" software, which is the software a bank would use to allow consumers to view and pay bills enabled through the Spectrum network.


COMPETITION

     The Company's products and services face competition from several types of competitors. Some FI's have elected to develop internally their own Internet banking and EBPP solutions, instead of purchasing products and services from the Company or other vendors. FI's may also obtain similar products and services from other providers, including S-1 Corporation, Corillian Corporation, Financial Fusion, Inc., CheckFree Corporation, Online Resources Corporation, Digital Insight, Inc., Metavante Corporation, and Incurrent Solutions, Inc.


     The Company expects that competition in these areas will continue to increase. The Company believes that a principal competitive factor in its markets is the ability to offer an integrated system of various Internet banking and EBPP products and services. Competition will be based upon price, performance, customer service and the effectiveness of marketing and sales efforts. The Company competes in its various markets on the basis of its relationships with strategic partners, by developing many of the products required for complete solutions, by leveraging market experience, and by building reliable products and offering those products at reasonable prices.

PRODUCT DEVELOPMENT

     The Company operates in industries that are rapidly growing and changing. In an effort to improve the Company's position with respect to its competition, the Company has focused its efforts in the area of product development. In 2001, 2000, and 1999, the Company's research and development expenditures were $15,729,000 $14,512,000, and $4,115,000, respectively. At December 31, 2001 and
2000, approximately 97 and 103 employees were engaged in product development, respectively. As of March 1, 2002, approximately 94 employees were engaged in product development.

     The Company's product development efforts are focused on software and systems for Internet banking and EBPP. This industry is characterized by rapid change. To keep pace with this change, the Company maintains an aggressive program of new product development and dedicates considerable resources to research and development to further enhance its existing products and to create new products and technologies. The Company's ability to attract and retain highly skilled research and development personnel is important to the Company's continued success.

GOVERNMENT REGULATION

     Although it has recently undergone significant deregulation, the financial services market, which the Company has targeted for marketing, is highly regulated at both the federal and state levels. Interpretation, implementation or revision of banking regulations can accelerate or hinder the ultimate success of the Company and its products.

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

EMPLOYEES

     At December 31, 2000, the Company had approximately 136 employees. After the acquisition of Home Account in January 2001, the Company had approximately 305 employees. At December 31, 2001, the Company had approximately 140 employees. The Company has no collective bargaining agreements with its employees. At March 1, 2002, the Company had approximately 139 employees.


ITEM 2.  PROPERTIES
-------------------

     The Company's headquarters are located in Reston, Virginia, where it leases 25,200 square feet of office space; this lease expires in December 2006. In March 2000, the Company leased 7,500 square feet of additional office space in Reston, Virginia to provide additional facilities for product development close to its already existing headquarters facility. This lease expired in December 2001. The Company also leases 11,000 square feet of office space for its product development facilities in Toledo, Ohio. The Ohio lease expires in January 2004.

     In January 2001, the Company acquired Home Account Holdings, which had leased facilities in Emeryville, California, Omaha, Nebraska, and Charleston, South Carolina. In February 2001, the facility in California, which served as the headquarters for the pre-merger Home Account Holdings, was shut down and the Company is currently seeking a subtenant for the 7,200 square feet of space. The Nebraska lease for 19,000 square feet of office space, used for product development and customer service, will expire in March 2003. The South Carolina lease for 5,300 square feet of office space, used for product development and customer service, will terminate in April 2006.

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

         None.


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     The following table sets forth the names and ages of all executive officers of the Company and all positions and offices within the Company presently held by such executive officers:

  Name                      Age  Position Held
  ----                      ---  -------------
  William F. Gorog          76   Chairman of the Board
  Alfred S. Dominick, Jr.   56   President and Chief Executive Officer
  Michael E. Jennings       56   Executive Vice President, Consumer Services
  Steven P. Mullins         35   Vice President, Chief Financial Officer
                                    and Treasurer
  Albert N. Wergley         54   Vice President, General Counsel and Secretary
  Charles A. White          43   Vice Chairman, Corporate Development


William F. Gorog has served as Chairman and Director of the Company since November 1996. Mr. Gorog had served as Chairman of US Order from May 1990 to November 1996. From October 1987 until founding US Order in May 1990, he served as chairman of the board of Arbor International, an investment management firm. From 1982 to 1987, he served as president and chief executive officer of the Magazine Publishers of America, an association representing the principal consumer publications in the United States. During the Ford Administration, Mr. Gorog served as deputy assistant to the President for Economic Affairs and Executive Director of the Council on

International Economic Policy. Prior to that time, he founded and served as chief executive officer of DataCorp, which developed the Lexis and Nexis information systems for legal and media research and which was subsequently sold to the Mead Corporation.

Alfred S. Dominick, Jr. has served as the President and Chief Executive Officer of the Company since August 1998. Prior to joining InteliData, Mr. Dominick served as president of the Retail Products Delivery Group at M&I Data Services. Prior to joining M&I Data Services in July 1995, he was Executive Vice President of Retail Banking and a member of the Executive Committee for Boatmen's Bancshares Corporation for three years. Prior to that Mr. Dominick was an Executive Vice President with Bank One Texas, since 1989. Prior to Bank One Texas, Mr. Dominick was a Senior Vice President with Fleet National Bank.


Michael E. Jennings has served as the Executive Vice President, Consumer Services since joining InteliData in June 2000. He is in charge of overall business planning and business development activities for electronic bill presentment and payment, Internet banking, and outsourcing. Prior to joining InteliData, Mr. Jennings served at Bank of America as a Senior Vice President of Self Service Delivery. During the eight years prior to joining InteliData, he worked on alternative delivery strategies and managing several different areas of electronic Banking including: Debit Cards, ATMs, ATM/POS Operations, PC and Internet Banking, and EFT switches. Mr. Jennings is a former director of CIRRUS, Money Transfer Systems, Credit Systems Inc., and was chairman of the American Banking Association's Retail Payment Systems Committee.


Steven P. Mullins has served as Vice President, Chief Financial Officer, and Treasurer of the Company since October 2000. From January 2000 to October 2000, he served as the Vice President of Finance, Treasurer, and Controller. From January 1999 to January 2000, he served as Controller and Director of Finance and from June 1997 to January, 1999, he served as Director of Financial Planning of the Company. From 1995 to 1997, he ran a financial consulting practice. Previous to that he was an Administrator with the Fairfax County, Virginia Government.

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

Charles A. White joined InteliData through the merger with Home Account. He was President and CEO of Home Account from 1998 through the merger. From 1994 to 1998, Mr. White was at First Data Corporation, where he was President of Electronic Commerce Payment Services. At First Data, Mr. White managed start-up ventures in electronic bill presentment and Internet home banking. He led the company's bill presentment concept and established the joint venture MSFDC, later Transpoint, with Microsoft. Prior to First Data, Mr. White held executive technology management positions at Visa International, where he was responsible for the development and engineering of distributed, real-time, payment processing solutions.

PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
               ------------------------------------------------
               STOCKHOLDER MATTERS
               -------------------

     The Company's common stock is traded on the Nasdaq National Market under the symbol INTD. The table below sets forth the high and low quarterly sales prices for the common stock of the Company as reported in published financial sources for each quarter during the last two years:

                                            Price Range of Common Stock
                                            ---------------------------
                                               High                 Low
                                          --------------       --------------
2001
         Fourth Quarter                   $  4.30              $  2.70
         Third Quarter                       5.90                 2.40
         Second Quarter                      6.36                 2.55
         First Quarter                       6.03                 2.25

2000
         Fourth Quarter                   $  6.38              $  2.38
         Third Quarter                      10.75                 3.81
         Second Quarter                     16.38                 5.38
         First Quarter                      22.50                 3.50

     On March 8, 2002, the last reported sales price for the Company's common stock was $2.05. The number of stockholders of record at March 8, 2002 was 676, and does not include those stockholders who hold shares in street name accounts.

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

     In November and December 2001, the Company closed private placement sales of an aggregate of 2,862,727 shares of its common stock for a price of $2.75 per share, and warrants exercisable for the purchase of 1,431,364 shares of its common stock, at an exercise price of $2.75 per share, resulting in a gross proceeds of approximately $7,872,500. The placement agent in the transaction, Stonegate Securities, received approximately $472,350 in commissions and warrants exercisable for the purchase of 286,273 shares of InteliData's common stock, at an exercise price of $2.75 per share. The private placement was conducted in accordance with Rule 506 of Regulation D under the Securities Act of 1933. In December 2001, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the shares issued in the private placement for resale. This registration statement became effective in January 2002.

     In January 2001, the Company issued 6,900,000 shares of its common stock in connection with its acquisition of Home Account Holdings, Inc. ("Home Account") and its operating subsidiary, Home Account Network, Inc. These shares of the Company's common stock were issued in exchange for all of the outstanding securities and indebtedness of Home Account, which were held largely by institutions and members of key management of Home Account. These shares of the Company's common stock were issued in a private placement under Section 4(2) of the Securities Act of 1933. In April 2001, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the shares issued in the acquisition of Home Account for resale. This registration statement became effective in August 2001.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------


                                        INTELIDATA TECHNOLOGIES CORPORATION
                                               SELECTED FINANCIAL DATA
                                        (in thousands, except per share data)

                                                                  Years Ended December 31,
                                             -------------------------------------------------------------------
RESULTS OF OPERATIONS:                           2001          2000           1999           1998          1997
----------------------                       -----------   -----------   ------------   ----------    ----------

Revenues                                     $    18,296    $     5,101    $    6,493   $    4,683    $    3,951
Cost of revenues                                   9,010          2,720         1,743          618         2,129
Operating expenses                                39,624         27,699        12,800       11,861        18,108
                                             -----------    -----------    ----------   ----------    ----------

Operating loss                                   (30,338)       (25,318)       (8,050)      (7,796)      (16,286)
Other income, net                                    137         49,726           350          874         1,271
Provision (benefit) for income taxes                (160)           488            --           --            --
                                             ------------   -----------    ----------   ----------    ----------

Income (loss) from continuing operations         (30,041)        23,920        (7,700)      (6,922)      (15,015)
Income (loss) from discontinued operations            --           (262)(1)     5,805      (30,917)      (75,079)(3)
                                             -----------    ------------   ----------   ----------    ----------
Net income (loss)                                (30,041)        23,658        (1,895)     (37,839)      (90,094)
Preferred stock dividend requirement                  --            --         (1,936)(2)       --            --
                                             -----------    -----------    ----------   ----------    ----------

Net income (loss) attributable to
  common stockholders                        $   (30,041)   $    23,658    $   (3,831)  $  (37,839)   $  (90,094)
                                             ============   ===========    ==========   ==========    ==========

Basic earnings per common share
  Income (loss) from continuing operations   $     (0.65)   $      0.63    $    (0.29)  $    (0.22)   $    (0.47)
  Income (loss) from discontinued operations        0.00          (0.01)         0.18        (0.98)        (2.38)
                                             -----------    -----------    ----------   ----------    ----------
  Net income (loss)                          $     (0.65)   $      0.62    $    (0.11)  $    (1.20)   $    (2.85)
                                             ============   ===========    ===========  ==========    ==========

Diluted earnings per common share
  Income (loss) from continuing operations   $     (0.65)   $     0.59     $    (0.29)  $    (0.22)   $    (0.47)
  Income (loss) from discontinued operations        0.00         (0.01)          0.18        (0.98)        (2.38)
                                             -----------    -----------    ----------   ----------    ----------
  Net income (loss)                          $     (0.65)   $     0.58     $    (0.11)  $    (1.20)   $    (2.85)
                                             ============   ===========    ==========   ==========    ==========

Weighted-average common shares outstanding
  Basic                                           45,897         38,237        33,367       31,450        31,574
                                             ===========    ===========    ==========   ==========    ==========
  Diluted                                         45,897         40,843        33,367       31,450        31,574
                                             ===========    ===========    ==========   ==========    ==========

                                                                        December 31,
                                             -------------------------------------------------------------------
FINANCIAL POSITION:                              2001          2000           1999           1998          1997
-------------------                          -----------   ------------    ----------   ----------    ----------

Cash and cash equivalents                    $    12,026    $    27,255    $    8,496   $    8,050    $   11,359
Total assets                                      57,710         43,278        11,212        9,137        46,702
Long-term debt                                        --             --            --           --            --
Stockholders' equity                              44,475         33,570         7,087          331        37,069


(1)  During the fiscal  year ended  December  31,  2000,  the  leasing  business
     segment  was   discontinued,   and   accordingly,   has  been  reported  as
     discontinued operations.

(2) Preferred stock dividends for 1999 include the effects of accretion of discounts arising from the allocation of proceeds from issuance of preferred stock to warrants and a beneficial conversion feature. Such preferred stock was converted to common stock in late 1999.

(3) Discontinued operations results for 1997 include $65,200,000 of charges related to impairment of assets, restructuring charges, and valuation adjustments relating to inventories.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
---------------------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------

Overview

     InteliData Technologies Corporation ("InteliData" or the "Company") provides the real-time financial processing infrastructure to enable financial institutions ("FI's") to provide services over the Internet. The Company develops and markets software products and consulting services for the financial services industry. InteliData also services the emerging electronic bill presentment and payment ("EBPP") market with the development of its end-to-end, biller-to-consumer EBPP solutions.

     Our products and services are designed to assist consumers in accessing and transacting business with their FI's electronically, and to assist FI's in connecting to and transacting business with third party processors. The Company also serves as an Application Service Provider ("ASP") by providing Internet hosting and service bureau solutions to FI's, including bankcard issuers.

     On January 11, 2001, InteliData acquired Home Account Holdings, Inc. and its operating subsidiary, Home Account Network, Inc., by means of the merger of one of the Company's wholly owned subsidiaries with and into Home Account Holdings, with Home Account Holdings surviving the merger. Home Account Holdings is now a wholly owned subsidiary of InteliData. This acquisition was accounted for as a purchase. As a result of the Company's acquisition of Home Account Holdings, InteliData now offers a suite of UNIX-based Internet banking and electronic bill presentment and payment products and services in an application services provider environment.

     The Company provides software products and implementation services to FI's whose processes and systems are subject to regulatory approvals. Internet banking and EBPP are developing marketplaces. FI's are gradually expanding their Internet banking services to permit customers not only to access historical account information from remote locations, but also to engage in transactions such as receiving and/or paying bills and transferring funds. The Company's future growth and profitability will depend, in part, upon consumer acceptance of Internet banking and EBPP processes and the speed at which such acceptance occurs.

     The Company's business strategy is to develop products and services, including software, to meet the needs of FI's and their customers in the Internet banking markets. The Company strives to develop products with broad appeal that are easy-to-use, practical and built around common industry standards. The Company has four strategic product lines.

     The Internet banking product line provides Internet access to account information, transfer capability between accounts, and bill payment functionality and is focused on banks with assets over $3 billion dollars. While the market for these products is mature, and the number of new opportunities is limited, the Company has a solid customer base, which provided approximately 67% of total revenues in 2001, and represents an opportunity for future business from both new products as well as organic growth of their user base.

     The Interpose(R) OFX Gateway product line provides Quicken and Money users access to their bank account information and other functionality. This product line currently has four primary customers, CitiBank USA, First Union/Wachovia, Bank of America, and USAA. In addition, both Fiserv and Princeton E-Com have licensed this technology. This product line contributed approximately 17% of total 2001 revenues.

     The Company's Card Solutions(TM) product line provides card issuers with the opportunity to offer their customers Internet access to credit card information with the functionality to perform a variety of self-service activities, apply for a credit card or a line increase, pay the bills, or receive e-mail orders. The Company has a strategic relationship with First Data Resources, which is marketing the Company's products to their customer base. In 2001, this product line contributed approximately 15% of total revenues.

     Finally, in 2001, the Company completed the initial product offering of InteliWorks(TM) for the Company's EBPP Solutions product line. This offering provides a suite of products enabling a bank to connect to payment switches or payment processors, to aggregate presented bills and to warehouse bill payments. Spectrum also certified the Company's connection to their switch, and selected the Company as a preferred partner. As a product line that is still under development, revenue from this product line was less than 1% of total 2001 revenues. The Company does not expect significant revenues from this product line in 2002.


Critical Accounting Policies

     We consider the following accounting policies to be the most important to our financial position and results of operations or are policies that require the exercise of significant judgment and/or estimates.

     Revenue  Recognition  - We  consider  our  revenue  recognition  policy  as
     --------------------
critical to an understanding our business operations and results of operations. The Company supplies Internet banking and electronic bill presentment and payment software to FI's. The Company's revenues associated with integrated solutions that bundle software products with customization, installation and training services are recognized using the percentage of completion method of accounting.

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

     The Company enters into multiple element arrangements. Elements typically include software, consulting, implementation and PCS. PCS contracts generally require the Company to provide technical support and unspecified readily available software updates and upgrades to customers. Revenue for these multiple element arrangements is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, the fee is fixed and determinable, and collectibility is considered probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered and all obligations are met. Currently, the Company does not have VSOE of fair value for some of the elements within its multiple element arrangements. Therefore, all revenue under such arrangements is being recognized ratably over the term of the PCS contract. Revenue from transactional services, which includes hosting and service bureaus, is recognized as transactions are processed.

     Emerging Issues Task Force Abstract Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware ("EITF 00-3"), provides guidance in determining whether or not the provisions of Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"), should be applied to hosting arrangements. The Company has some contracts where the customers operate our software in an ASP environment. The customer may not take possession of the software without incurring significant transition and infrastructure costs, as well as potential payments of fees to the Company for the termination of such arrangements. In cases where the customer has not licensed software from InteliData, the customer must also purchase a license prior to having the right to use the software in its own operating environment, in addition to the aforementioned fees. In these situations, the Company applies the guidance under EITF 00-3 and the Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and recognizes the revenue associated with the license and/or implementation fees ratably over the initial term of the contract.

     Additionally, based on the EITF 00-3 guidance, the Company concluded that SOP 97-2 should not be applied to certain of its contracts and their related revenue for license and professional services were recognized under the percentage of completion method. In addition to our developing and delivering the solution, the Company is entitled to transaction fees based on the number of users and transactions. These transaction fees are earned based on the monthly user counts and as transactions are processed.

     Estimates  at  Completion  -  Revenues  related  to some  of the  Company's
     --------------------------
contracts are recognized using the percentage of completion method of accounting, requires that we make estimates and judgments as to anticipated project scope, timing and costs to complete the projects. The completions of certain development efforts are critical for the Company to perform on certain contracts. Delays in product implementation or new product development at customer locations and product defects or errors could affect our estimates and judgments. Additionally, we may experience delays when implementing our products at customer locations, and customers may be unable to implement our products in the time frames and with the functionalities that they expect or require. The accuracy of these estimates and judgments could affect our business, operations and financial condition.

     Allowance  for  Doubtful  Accounts -  Determination  of our  allowance  for
     ----------------------------------
doubtful accounts requires significant estimates. Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company sells its products primarily to FI's in the United States. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's on-going credit evaluation process and the financial position of the FI's that are highly regulated. The Company does not generally require collateral from customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2001, the Company's top six customer comprised approximately 52% of the net accounts receivable balance.

     A number of factors are considered in establishing the allowance, including historical collection experience, the macro-economic environment, estimates of forecasted write-offs, the aging of the accounts receivable portfolio, and others. If the financial condition of our accounts receivable portfolio deteriorates, additional allowances would be required.

     As part of the Home  Account  acquisition  during  the  year,  the  Company acquired certain accounts receivables that were outstanding as of the acquisition date. The Company pursued collections efforts, but ultimately determined that some of these accounts were uncollectible. Such doubtful accounts related to these acquired assets cannot be adjusted as part of the purchase price allocation, but the bad debt expense must be recognized as current operations. During 2001, the Company recorded costs associated with these particular sets of uncollectible accounts in the amount of $1,090,000 and began to write off some accounts. Additionally, the Company wrote off some previously reserved legacy InteliData accounts.

     Valuation  of  Long-Lived   Assets  -  We  review  long-lived  assets  such
     -----------------------------------
identifiable intangibles and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This review requires us to make estimates of our undiscounted future cash flows in order to determine if our long-lived assets are impaired. If the total of the expected undiscounted future cash flows is less than the carrying amount of the assets, we are required to make estimates of our discounted future cash flows in order to calculate a loss for the difference between the fair value and carrying value of the assets. We make significant assumptions and estimates in this process regarding matters that are inherently uncertain, such as calculating remaining useful lives and assuming discount rates. The resulting cash flows are computed over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. When known and available, we also use comparable values of similar businesses in corroborating the results from the discounted cash flows approach. This process involves making estimates about matters that are inherently uncertain. While we believe that our estimates are reasonable, different assumptions regarding such cash flows could materially affect our valuation.

     Depreciation  of  Fixed  Assets  -  The  Company's  business  requires  our
     -------------------------------
investment in office and computer equipment to facilitate certain research and development activities and well as support the operations in serving our customers. We record these assets that in management's opinion extend the useful life of the underlying asset at cost and depreciate the assets over their estimated useful lives. We periodically reassess the economic life of these elements and make adjustments to these lives using, among others, historical experience, capacity requirements, and assessments of new product and market demands. When these factors indicate certain elements may not be useful for as long as anticipated, we depreciate the remaining book value over the remaining useful life. Further, the timing and deployment of any new technologies could affect the estimated lives of our assets, which could have significant impacts on results of operations in the future.

     Adoption  of  New  Accounting  Standard  -  In  June  2001,  the  Financial
     ---------------------------------------
Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of an amortization and non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The amortization and non-amortization provisions of SFAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards will have the impact of reducing our amortization of the current goodwill and certain intangibles commencing January 1, 2002 and reviews for impairment may result in future periodic write-downs.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective January 1, 2002. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and some provisions of Accounting Principles Board Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. It also broadens the presentation of discontinued operations to include more disposal transactions. The Company's adoption of this pronouncement on January 1, 2002 is not expected to have a material affect on the Company's financial position, results of operations, or cash flows.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. SFAS 133 requires that all derivative financial instruments, such as forward currency exchange contracts and interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's holdings of the Sybase warrants are defined as derivatives under this guidance. The Company's adoption of this pronouncement, effective January 1, 2001, did not have a material effect on the Company's financial statements as of the adoption date. For the year ended December 31, 2001, InteliData recorded $866,000 of unrealized losses in the statement of operations based on the fluctuation in the fair value of the Sybase warrants.

Results of Operations - Years Ended December 31, 2001 and 2000

     The following represents the results of operations for InteliData Technologies Corporation. Such information should be read in conjunction with the financial statements and the notes thereto in Part II, Item 8 of this Annual Report on Form 10-K, as well as the cautionary statements and risk factors in this section.

Revenues

     The Company's revenues were $18,296,000 in 2001 compared to $5,101,000 in 2000, an increase of $13,195,000. The increase was a result of an increase in software revenue of $1,117,000, an increase in consulting and services revenues of $12,622,000, all including the addition of the Home Account operations starting from January 11, 2001, and offset by the expected cessation of the royalty arrangements relating to the sale of bill-payment software to VISA Interactive. During 2001, the Company generated $1,790,000 from software sales and $16,506,000 from consulting and services. During 2000, software revenues contributed $673,000, consulting and services contributed $3,884,000 and royalty arrangements contributed $544,000.

     The increase in software revenue was due to several large systems sold in the beginning of the year, while the systems sold in 2000 occurred in the latter part of the year. As a result, the Company was able to perform on and earn the revenue associated with the 2000 and 2001 sales during 2001. The increase in consulting and services revenues from 2000 to 2001 was primarily due to the addition of the Home Account operations and the increases in the Company's recurring revenue from fees associated with its hosting and service bureau operations. The following information represents the Company's revenues in the various product lines for the years ended December 31 (in thousands):

                                    2001              2000           1999
                                  ---------        ---------       ---------
   Internet Banking               $  12,333        $   4,557       $   4,144
   Interpose(R)OFX Gateway            3,064               --              --
   Card Solutions(TM)                 2,738               --              --
   EBPP Solutions                       161               --              --
   Royalties and other                   --              544           2,349
                                  ---------        ---------       ---------

        Total revenues            $  18,296        $   5,101       $   6,493
                                  =========        =========       =========

     As anticipated, the revenue from royalties was zero due to the cessation of the royalty revenue stream from the sale of bill-payment software to VISA
Interactive. The difference of $544,000 for the year is due to the decline in the revenue stream, as previously disclosed, and to the final cessation of the royalty streams.

Cost of Revenues and Gross Profit

     The Company's cost of revenues increased $6,290,000 to $9,010,000 in 2001 from $2,720,000 in 2000. The increase was primarily due to increased revenues, including the addition of the Home Account results.

     Overall gross profit margins increased to 51% for 2001 from 47% for 2000. The increase in gross profit margins was attributable to an increase in software and recurring revenue, including the addition of Home Account customers. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with a service bureau business model, competitive pricing pressure, and the introduction of new products and changes in volume.

General and Administrative

     General and administrative expenses increased $3,610,000 to $10,065,000 in 2001 from $6,455,000 in 2000. The increase was primarily attributable to the result of additional corporate and administrative expenses associated with the purchase of Home Account, including an increase in facilities expense and in bad debt expense associated with the Home Account receivables assumed in connection with the acquisition. The Company expects to continue controlling general and administrative expenses and plans to continually assess its operations in managing the continued development of infrastructure to handle anticipated business levels.

Selling and Marketing

     Selling and marketing expenses increased $2,843,000 to $9,575,000 in 2001 from $6,732,000 in 2000. This was primarily attributable to increases in the number of selling and marketing employees, travel and outside professional services, and the additional expenses associated with the sales and marketing efforts of Home Account.

Research and Development

     Research and development costs increased $1,217,000 to $15,729,000 in 2001 from $14,512,000 in 2000. The increase was primarily attributable to the additional expenses associated with the research and development staff of Home Account, offset by InteliData's significant IWB development efforts in 2000. The Company incurs research and development expenses primarily in writing and developing the Interpose(R) Transaction Engine for the Open Financial Exchange ("OFX") standard and building the Interactive Financial Exchange ("IFX")-based network electronic bill payment switch for our Interpose(R) and EBPP solutions.

Realized Gains on Sales of Investments

     On January 20, 2000, Home Financial Network, Inc. ("HFN"), a company in which InteliData held approximately a 25% ownership interest, merged with Sybase, Inc. ("Sybase"). InteliData accounted for its investment in HFN using the equity method. As of the merger date, such investment's carrying value was zero. In exchange for its portion of ownership in HFN, InteliData received approximately $5,867,000 in cash and approximately 1,770,000 shares of Sybase stock. The Company also held warrants to purchase HFN common stock. As part of the merger agreement, such warrants were converted into warrants to purchase Sybase common stock. The Company received 640,000 "warrant units" with an exercise price of $2.60 per warrant unit. Upon exercise of each warrant unit, the Company is entitled to receive $1.153448 in cash and 0.34794 share of Sybase common stock.

     As part of this merger transaction, an escrow account was established to provide Sybase indemnity protection against possible claims that might arise against HFN. Approximately 133,000 shares of Sybase common stock owned by InteliData were put in escrow, along with approximately $440,000 of cash. In March 2001, the Company received the escrow payments less approximately $129,000 for miscellaneous claims under the escrow provision. During 2000, InteliData recognized a gain of approximately $42,604,000 on this transaction and a gain of $5,998,000 on the subsequent disposition of some of the Sybase common stock. The remaining holdings of Sybase common stock were sold during 2001 for a net gain of $507,000. This net gain combined with the loss of $129,000 from the escrow claims represent the $378,000 realized gains on sales of investments. At December 31, 2001, the Company owned all 640,000 warrant units described above.

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

     In accordance with SFAS 115, the balance sheets include $210,000 and $494,000 of unrealized gain on investments (net of taxes), within stockholders' equity as of December 31, 2001 and 2000, respectively. As of December 31, 2000, the unrealized gain on investments balance represented the increase in the fair market value of the Sybase holdings from the January 20, 2000 merger transaction date to the respective balance sheet date. As of December 31, 2001, the accumulated other comprehensive loss balance represents the changes in the fair market value of the Sybase common stock. In accordance with SFAS 133, the change in the fair market value of the Sybase warrants was recorded in the statement of operations (see below).

     SFAS 133 requires that all derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's adoption of this pronouncement, effective January 1, 2001, did not result in an adjustment for the cumulative effect of an accounting change, because the carrying value reflected the fair value under the previous accounting guidance. In accordance with SFAS 133, the Company recorded an unrealized loss on investment of $866,000 in the statement of operations for the year ended December 31, 2001.

Other Income

     Other income, primarily investment and interest income, decreased $499,000 to $625,000 in 2001 from $1,124,000 in 2000. The decrease is associated with decreased levels of cash and cash equivalents in 2001 as compared to 2000.

Income Taxes

     The provision (benefit) income taxes were $(160,000) and $488,000 for the years ended December 31, 2001 and 2000, respectively. The provision in 2000 was related to the alternative minimum tax on the gain on the Sybase investment, while the benefit in 2001 represented a refund related to the prior year. At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $193 million, which expire in 2008 through 2021, general business tax credits of approximately $489,000, which expire in 2005 through 2010, and an alternative minimum tax credit carryforward of approximately $197,000, which may be carried forward indefinitely and used to offset future regular taxable income. Annual use of the net operating loss carryforwards of approximately $45 million, which was incurred by Home Account prior to its acquisition by the Company, will be limited under the Internal Revenue Code as a result of cumulative changes in ownership of more than 50% in 2001.

Discontinued Operations

     During 2000, US West notified the Company that US West would no longer permit InteliData to include the lease billing on the US West telephone bills. As such, InteliData has discontinued billing its legacy customers for Caller ID adjunct unit leases in the US West telephone service territory, because the cost of individually billing and pursuing collections for the leases would have made it impractical and uneconomical for the Company to continue the lease program. Accordingly, the results of operations from leasing activities have been reported as discontinued operations. In 2001, the Company did not have any activity in discontinued operations. In 2000, the Company experienced a loss of $262,000 in discontinued operations, net of income taxes.

     As of December 31, 2001 and 2000, the net liabilities of discontinued operations of $504,000 and $755,000 relate to the telecommunications divisions, respectively. This relates to the potential environmental clean up associated with InteliData's former New Milford, Connecticut property. In January 2000, InteliData sold the New Milford, Connecticut building, its only remaining asset in discontinued operations of the telecommunications division. In the context of this sale, InteliData agreed to undertake limited remediation of the site in accordance with applicable state law. The subject site is not a federal or state Superfund site and InteliData has not been named a "potentially responsible party" at the site. The remediation plan agreed to with the purchaser allows InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Further, at the time of the sale of the facility, InteliData established a $200,000 escrow account for certain investigation/remediation costs. As of December 31, 2001, this escrow account balance remained at $200,000. Moreover, InteliData has obtained environmental insurance to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. InteliData has recorded its estimated liability related to this matter and other costs related to the discontinued operations.

     The Company has engaged a legal firm and an environmental specialist firm to represent InteliData regarding this matter. The timing of the ultimate resolution of this matter is estimated to be from three to five years under the Company's proposed compliance plan, which involves a natural attenuation and periodic compliance monitoring approach. Management does not believe that the resolution of this matter will be likely to have a material adverse effect on the Company's financial condition or results of operations.

Income (Loss) from Continuing and Discontinued Operations, Weighted-Average Common Shares Outstanding and Basic and Diluted Income (Loss) Per Common Share

     The basic and diluted weighted-average common shares outstanding for the year ended December 31, 2001 was 45,897,000, compared to a basic weighted-average common shares outstanding of 38,237,000 and a diluted weighted-average common shares outstanding of 40,843,000 for the year ended December 31, 2000. The increase resulted primarily from the exercise of stock options and warrants, stock purchases under the Employee Stock Purchase Plan, the granting of certain stock awards, the issuance of 6,900,000 shares for the acquisition of Home Account, and the issuance of the 2,863,000 shares for the private placement during 2001.

     Income (loss) from continuing operations were $(30,041,000) and $23,920,000 for the years ended December 31, 2001 and 2000, while the gain (loss) from discontinued operations were $0 and $(262,000) for 2001 and 2000, respectively. Net income (loss) were $(30,041,000) and $23,658,000 for 2001 and 2000, respectively.

     As a result of the foregoing, basic and diluted earnings per common share for 2001 was a net loss of $(0.65). Basic earnings per common share for 2000 were income of $0.63 from continuing operations, loss of $(0.01) from discontinued operations, and net income of $0.62. Diluted earnings per common share for 2000 were income of $0.59 from continuing operations, loss of $(0.01) from discontinued operations, and income of $0.58 for net income.

Results of Operations - Years Ended December 31, 2000 and 1999

     As discussed in the previous section, the Company discontinued the Caller ID leasing business in 2000. Accordingly, the results of operations from leasing activities have been reported as discontinued operations and prior year results have been appropriately reclassified.

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

     The decrease in software revenue was due to several large systems sold in the beginning of 1999, while the systems sold in 2000 occurred in the latter part of the year. As a result, the Company was able to perform on and earn the revenue associated with the 1999 sales during 1999. Some revenue related to the 2000 sales was deferred and was recognized in 2001 as the systems deliveries were completed and accounting criteria were met. Meanwhile, the increase in consulting and services revenues from 1999 to 2000 was due to the increases in the Company's recurring revenue from fees associated with its hosting and service bureau operations.

     During 2000, the Company continued to sell software that assists FI's in connecting customers who bank via the Internet and to sell outsourced solutions to FI's in the form of a service bureau and Internet hosting services.

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

     As anticipated, the revenue for 2000 was negatively affected by the decline and the cessation of the royalty revenue stream from the sale of bill-payment software to VISA Interactive. The expected cessation was a significant factor when comparing 2000 period results with prior periods. In summary, the revenues from royalties were $544,000 and $2,349,000 for the years ended December 31, 2000 and 1999, respectively. The difference of $1,805,000 for the year is due to the decline in the revenue stream, as previously disclosed, and to the final cessation of the royalty streams. The significant decrease from period to period was also attributable to royalties from the sale of bill-payment software to VISA Interactive that occurred in 1995 and that was amended by the 1997 sale of VISA Interactive to Integrion. The $5,000,000 royalty pre-payment made in 1997 was fully recognized as revenue through the third quarter of 1999.


Cost of Revenues and Gross Profit

     The Company's cost of revenues increased $977,000 to $2,720,000 in 2000 from $1,743,000 in 1999. The increase was primarily due to a change in product mix, and an increase in cost of revenues for software and services.

     Gross margin percentages will vary based upon the revenue mix between software sales, service revenues and outsourced services, and based upon the composition of services revenues earned during the period. As the Company modifies its business model, cost of sales should increase based on the higher costs associated with the operations of the service bureau and hosting businesses.

General and Administrative

     General and administrative expenses increased $253,000 to $6,455,000 in 2000 from $6,202,000 in 1999. The increase was primarily attributable to additional facilities expenses and an increase in employees.

Selling and Marketing

     Selling and marketing expenses increased $4,249,000 to $6,732,000 in 2000 from $2,483,000 in 1999. The increase was primarily attributed to increases in personnel, participation in several trade shows, production of marketing information, bid and proposal costs, costs associated with investor relations, and travel.

Research and Development

     Research and development costs increased $10,397,000 to $14,512,000 in 2000 from $4,115,000 in 1999. The increase was primarily attributed to the increase of the number of research and development employees, travel, and employee-related expenses. The Company primarily incurred research and development expenses in writing the Interpose(R) Transaction Engine for the Open Financial Exchange ("OFX") standard, the development of electronic bill presentment and payment technology, the development of the Interpose(R) Web Banking ("IWB") front-end, creating the infrastructure and systems for the service bureau and hosting businesses, and developing upgrades of past software products.

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

Other Income

     Other income decreased $774,000 to $1,124,000 in 2000 from $350,000 in 1999. The increase was associated with higher interest income due to the increases in cash and cash equivalents as a result of the sale of the HFN investment.

Income Taxes

     Income taxes were $488,000 and $0 for the years ended December 31, 2000 and 1999, respectively. The provision in 2000 was related to the alternative minimum tax on the gain on the Sybase investment.

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

     During 1999, the gain of $3,226,000 related to the telecommunications and interactive services divisions was attributable to specific events that occurred during the year including: favorable settlements with former telecommunications customers, the success of other settlements with vendors and negotiated expense settlements, aggressive collection efforts, and experiencing lower than anticipated shut-down costs such as warranty and customer service expenses associated with closing down the discontinued operations.

     As of December 31, 2000, the net liabilities of discontinued operations of $755,000 relate to the telecommunications divisions. This relates to the potential environmental clean up associated with InteliData's former New Milford, Connecticut property. In January 2000, InteliData sold the New Milford, Connecticut building, its only remaining asset in discontinued operations of the telecommunications division. In the context of this sale, InteliData agreed to undertake limited remediation of the site in accordance with applicable state law. The subject site is not a federal or state Superfund site and InteliData has not been named a "potentially responsible party" at the site. The remediation plan agreed to with the purchaser allows InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Further, at the time of the sale of the facility, InteliData established a $200,000 escrow account for certain investigation/remediation costs. As of December 31, 2001, this escrow account balance remained at $200,000. Moreover, InteliData has obtained environmental insurance to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of

$600,000. InteliData has recorded its estimated liability related to this matter and other costs related to the discontinued operations.

     The company has engaged a legal firm and an environmental specialist firm to represent InteliData regarding this matter. The timing of the ultimate resolution of this matter is estimated to be from three to five years under the Company's proposed compliance plan, which involves a natural attenuation and periodic compliance monitoring approach. Management does not believe that the resolution of this matter will be likely to have a material adverse effect on the Company's financial condition or results of operations.

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

Liquidity and Capital Resources

     During 2001, the Company's cash and cash equivalents decreased by $15,229,000. At December 31, 2001, the Company had $12,026,000 in cash and cash equivalents, $2,917,000 in investments, $8,662,000 of working capital with no long-term debt, and $44,475,000 in stockholders' equity.

     The Company's principal needs for cash in 2001 were for funding operating losses and to fund working capital, primarily related to accounts receivable. The Company funded an increase in accounts receivable of $2,192,000 and decreases in accounts payable and accrued expenses of $2,588,000 and $771,000, respectively, for the year ended December 31, 2001. The increase in accounts receivable was attributable to the timing of receipts for services performed.

     The Company's cash requirements for operating activities in 2001 were financed primarily by cash and cash equivalents on hand and the proceeds from sales of investments. Total cash proceeds from the sale of investments were approximately $6,637,000.

     Net cash provided by investing activities in 2001 was $4,127,000. This was a result of the sales of investments as discussed above, offset by the purchases of property and equipment of $921,000 and the cash paid for the purchase of Home Account and the related acquisition costs of $320,000 and $1,805,000, respectively.

     Financing activities provided net cash of $7,370,000 in 2001 and consisted of $7,720,000 from the issuance of the Company's common stock through a private placement, stock option exercises, warrant exercises and the Employee Stock Purchase Plan, offset by $350,000 related to payments made to acquire treasury stock.


     Contractual Obligations - The decision by the Company to divest itself of its telecommunications business segment created certain financial obligations and uncertainties for the future. The Company is required to satisfy certain obligations of the telecommunications business that will carry on beyond December 31, 2001. As of December 31, 2001, the Company had $504,000 in remaining liabilities related to the discontinued operations. During 2000, the Company sold the only remaining asset it had in the discontinued operations -- the building in New Milford, Connecticut. Liabilities remaining in the discontinued operations represent the Company's estimated liability related to potential environmental clean-up at the New Milford location and other costs. The Company is working with its professional advisors and insurer to manage its exposure to liability for the potential environmental clean up. The Company has hired an environmental specialist firm to perform a study of the damages, to prepare a project plan, to work with the state agency, and to remediate the damages. Additionally, the Company has acquired insurance to cap the potential costs and losses at a reasonable amount. Such amounts and insurance costs have been accrued for as of December 31, 2001. Management believes that the combination of the project plan and the insurance arrangements will cause the resolution of this matter to not have a material adverse effect on the Company's financial condition or results of operations.

     The Company leases facilities and equipment under cancelable and noncancelable operating lease agreements. Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2001, were as follows (in thousands):

            Years Ending December 31,
            -------------------------
                       2002                                      $       1,157
                       2003                                              1,012
                       2004                                                808
                       2005                                                411
                       2006                                                330
                       2007 and thereafter                                  --
                                                                  ------------
                           Total minimum lease payments          $       3,718
                                                                 =============

     The Company is not currently a party to any material litigation. From time to time, the Company is a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such routine litigation will be likely to have a material adverse effect on the Company's financial condition or results of operations.

     The Company believes that it currently has the capital necessary to continue funding its operations in 2002. During 2002, the Company expects its operating losses to decline based on increases in recurring revenue due to increases in the adoption rates and penetration rates of Internet banking, credit card bill presentment, and electronic bill pay operations and based on our periodic rationalization of headcount and other expenses in light of our available capital and anticipated business forecast. In 2002, the Company expects to focus most of its research and development efforts on the EBPP Solutions. The Internet banking, Interpose(R) OFX Gateway, and Card Solutions(TM) products are currently in operation at customer sites and development efforts will be focused largely on product upgrades and product maintenance. The initial phase of the InteliWorks(TM) CSP product was completed in October 2001. The Company will continue funding research and development into this product to expand the number of processor interfaces, build a more comprehensive Customer Care tool, complete development of full "pay any" capabilities and, most significantly, to create a Universal Directory Service.

New Accounting Pronouncements

     Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and SFAS No.

142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of an amortization and non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The amortization and non-amortization provisions of SFAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards will have the impact of reducing our amortization of the current goodwill and certain intangibles commencing January 1, 2002 and reviews for impairment may result in future periodic write-downs.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective January 1, 2002. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and some provisions of Accounting Principles Board Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. It also broadens the presentation of discontinued operations to include more disposal transactions. The Company's adoption of this pronouncement on January 1, 2002 is not expected to have a material affect on the Company's financial position, results of operations, or cash flows.

     Adoption of Accounting Pronouncements - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. SFAS 133 requires that all derivative financial instruments, such as forward currency exchange contracts and interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's holdings of the Sybase warrants are defined as derivatives under this guidance. The Company's adoption of this pronouncement, effective January 1, 2001, did not have a material effect on the Company's financial statements as of the adoption date. For the year ended December 31, 2001, InteliData recorded $866,000 of unrealized losses in the statement of operations based on the fluctuation in the fair value of the Sybase warrants.

     Other  Significant  Accounting  Pronouncements  -  In  December  1999,  the
Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's application of this pronouncement did not have a material effect on the Company's financial statements.


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     This Form 10-K filing and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the realization of which may be impacted by the factors discussed below. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company cautions readers that the following important factors, among others, in some cases have affected the Company's actual results, and could cause the Company's actual results for 2002 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act. Additionally, the Company is not under any obligation (and expressly disclaims an obligation to) update or alter its forward-looking statements, whether as a result of new information or otherwise. We wish to caution you that such risks and uncertainties include, but are not limited to:

     o    our ability to continue funding operating losses;
     o our ability to manage our expenses in line with anticipated business levels;
     o    our  ability to complete  product  implementations  in  required  time frames;
     o our ability to increase our recurring revenues and profits through our ASP business model;
     o the impact of competitive products, pricing pressure, product demand and market acceptance risks;
     o the pace of consumer acceptance of home banking and reliance on our bank clients to increase usage of Internet banking by their customers;
     o the effect of general economic conditions on the financial services industries;
     o    mergers and acquisitions;
     o    the risk of integration of our technology by large software companies;
     o the ability of FI's customers to implement applications in the anticipated time frames or with the anticipated features, functionality or benefits;
     o    our  reliance  on  key   strategic   alliances   and  newly   emerging
          technologies;
     o our ability to leverage our Spectrum relationship into new business opportunities in the EBPP market;
     o the on-going viability of the mainframe marketplace and demand for traditional mainframe products;
     o    our ability to attract and retain key employees;
     o    the availability of cash for long-term growth;
     o    product obsolescence;
     o    our ability to reduce product costs;
     o    fluctuations in our operating results;
     o    delays in development of highly complex products; and
     o other risks detailed from time to time in our filings with the Securities and Exchange Commission.

     In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in this prospectus in greater detail under the heading "Risk Factors." In connection with forward-looking statements that appear in these disclosures, readers hereby should carefully consider the factors set forth under "Risk Factors."


Risk Factors Particular to Our Company


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


     We may not be able to manage our expenses in line with anticipated business levels.

     We continually seek to control our general and administrative expenses and assess our operations in managing the continued development of infrastructure to handle anticipated business levels. Our inability so to control expenses and manage our infrastructure could cause our business, operating results and financial condition to suffer.

     The acquisition costs associated with our purchase of Home Account Holdings may exceed the benefits we ultimately realize, which could have an adverse effect on our business, operations, financial condition, and stock price.

     If the costs associated with the acquisition of Home Account Holdings ultimately exceed the benefits realized, we may experience increased losses which could cause a decline in the price of our common stock on the NASDAQ National Market and which could have an adverse effect on our business, operations and financial condition.


     Rapidly changing technologies could make our products obsolete that may adversely affect our business, operations and financial conditions.

     Our business activities are concentrated in fields characterized by rapid and significant technological advances. It is possible that our products and services will not remain competitive technologically or that our products, processes or services will not continue to be reflective of such advances. The following, among other factors, may adversely affect our ability to be technologically competitive:

     o our competitors may develop other technologies that could render our products and services noncompetitive or obsolete;
     o we may be unable to locate, hire and retain management and other key personnel with the skills and abilities required to further advance and develop our software products and services and to maintain our technological competitiveness;
     o we may be unable to introduce new products or product enhancements that achieve timely market acceptance and meet FI's or Internet banking or EBPP customers' needs;
     o we may encounter unanticipated technical, marketing or other problems or delays relating to new products, features or services that we recently introduced or that we may introduce in the future;
     o we may be unable to keep pace with our competitors' spending on research and development of new products because most of our competitors and potential competitors have significantly greater financial, technological and research and development resources than we have;
     o we may be unable to develop, produce and market new products as cheaply as our competitors and we may not be able to offer new products to customers at a competitive price; and,
     o we may be unable to leverage our relationship with Spectrum (a consortium of banks aligned to invest in the development of an EBPP solution) into new business opportunities in the EBPP market.

     An inability to compete  successfully  in an  increasingly  competitive and
crowded  marketplace  could  adversely  affect  our  business,   operations  and
financial conditions.

     The market for Internet banking and other interactive financial products and services is highly competitive and subject to rapid innovation and technological change, shifting consumer preferences and frequent new product introductions. A number of corporations, including S-1 Corporation, Corillian Corporation, Financial Fusion, Inc., Digital Insight, Inc., and Incurrent Solutions, Inc., some of which have greater resources than us, offer products and services that compete directly with the products and services we offer. We expect the number of competitors in the Internet banking and EBPP products and services industry to expand greatly as a result of the popularity of the Internet and widespread ownership of personal computers. We foresee our future competitors as including:

     o banks that have already developed (or plan to develop) Internet banking and EBPP products for their own customers, with the possibility of offering the products to other banks and other banks' customers;
     o non-banks that may develop Internet banking and EBPP products to offer to banks; and,
     o computer software and data processing companies that currently offer, or will offer Internet banking and EBPP services through the use of their broad distribution channels that may be used to bundle competing products directly to end-users or purchasers.

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

     Additionally, certain banks and other FI's have recently combined or are proposing to combine, and we are unable to assess the future effect that those combinations and other possible consolidations in the banking industry will have upon us. No assurance can be given that quarterly variations in our operating results will not occur in the future, and accordingly, the results of any one quarter may not be indicative of the operating results for future quarters.

     Future sales by existing shareholders may lower the price of our common stock, which could result in losses to our shareholders.


     Future sales of substantial amounts of our common stock in the public market, or the possibility of such sales occurring, could adversely affect prevailing market prices for our common stock or our future ability to raise capital through an offering of equity securities. Substantially all of our common stock is freely tradable in the public market without restriction under the Securities Act, unless these shares are held by "affiliates" of our company, as that term is defined in Rule 144 under the Securities Act. In particular:

     o    We have issued  2,862,727  shares of our common  stock and warrants to acquire up to 1,431,364 shares of our common stock to certain investors in a private placement that closed in December 2001. Additionally, we issued warrants to acquire up to 286,273 shares of common stock to our placement agent in connection with the private placement. The shares of common stock and the shares of common stock issuable upon exercise of the warrants issued in the private placement are being registered pursuant to this registration statement, and when this registration statement becomes effective, such issued shares and any shares issued upon exercise of the warrants shall become freely tradable in the public market without restriction under the Securities Act.
     o We have issued 6,900,000 shares of our common stock pursuant to our acquisition of Home Account Holdings. These shares have been registered with the SEC and are freely tradable in the public market subject to certain restrictions in the acquisition agreements.
     o Of the 6,900,000 shares, 5,900,000 shares have been released to certain individuals who held stock in Home Account before our acquisition, in accordance with the transfer restriction provisions of the acquisition agreements. Six hundred and ninety thousand shares were released to certain of these individuals in August 2001. Another 1,035,000 shares were released to certain of these individuals in November 2001. The remaining shares (other than 1,000,000 shares held in escrow for possible indemnity claims) were released in March 2002. Shares released from the indemnity escrow would be released not earlier than March 31, 2002.

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


Risk Factors Associated With Our Industry


     The Internet banking and EBPP industries are relatively new and developing markets, and our success depends on the acceptance and growing use of Internet banking and electronic bill presentment and payment.

     Internet banking and EBPP continue to be developing markets. Our future financial success in the relatively new Internet banking and EBPP marketplace depends, in part, upon:

     o consumer acceptance of, and FI's support for, Internet banking and EBPP technologies;
     o continued growth in personal computer sales and the number of personal computers with Internet access and continued reductions in the cost of personal computers and Internet access;
     o the degree of FI's success in marketing the Internet banking and EBPP products to their customers and the ability of these institutions to implement applications in anticipated time frames or with anticipated features and functionalities; and,
     o the continued absence of regulatory controls and oversight of the Internet and electronic commerce.

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

     The willingness of consumers and FI's to use personal computer and Internet-based banking, bill payment and other financial services will depend, in part, upon the following factors:


     o our ability to protect consumer information relating to personal computer and Internet-based banking and other financial services against the risk of fraud, counterfeit and technology failure;
     o the frequency of interruptions, delays and cessation in service to FI's and individuals resulting from computer viruses, break-ins or other problems;
     o the increase in the cost of our services and products, as well as the cost to up-grade the services and products to keep pace with rapidly changing computer and Internet technologies, may be increased by expenditures of capital and resources to reduce security breaches, break-ins and computer viruses; and,
     o the erosion of public and consumer confidence in the security and privacy of Internet banking and EBPP.

     The threat of increased government regulation of the Internet and the continuing legal uncertainty and potential liabilities associated with sharing personal and financial information on the Internet could adversely affect our business, operations and financial condition.

     Our products rely on the cost-effectiveness of, and ease of access to, the Internet. There are currently few laws or regulations directly applicable to, or commerce or other communications on, the Internet. However, due to the increasing popularity and use of the Internet, it is possible that new laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, the collection or processing of personal information, copyright infringement and the pricing, characteristics and quality of products and services. Consumers' concerns relating to privacy, security and increasing regulation could hinder the use of the Internet and the growth of our business. The adoption of restrictive laws or regulations may increase the cost of doing business over the Internet. The application to the Internet of existing laws and regulations governing such issues as property ownership and personal privacy is subject to substantial uncertainty. Mandatory privacy and security standards and protocols are still being developed by government agencies, and we may incur significant expenses to comply with any requirements that are ultimately adopted. Our FI's customers require that our products and services will permit them to operate in compliance with all applicable laws and regulations. We may become subject to direct regulation as the market for our products and services evolves. Additionally, current or new government laws and regulations, or the application of existing laws and regulations, may expose us to significant liabilities or otherwise impair our ability to achieve our strategic objectives through increased operating costs or reduced market acceptance. If Internet use does not grow as a result of privacy or security concerns, increasing regulation or for other reasons, the sale of Internet banking and electronic bill presentment and payment products would be hindered and our business, operations and financial condition would be adversely affected.


ITEM 7a.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------------

     The Company currently has no long-term debt and is not currently engaged in any transactions that involve foreign currency. The Company does not engage in hedging activities.

     As of December 31, 2001, the fair value of the Company's investment portfolio was approximately $2,917,000, which consisted of $2,676,000 of warrants to purchase Sybase common stock and $241,000 of fixed income securities. Changes in the fair value of the fixed income securities will continue to be recognized in shareholders' equity (as a component of comprehensive income). SFAS 133, which the Company adopted effective January 1, 2001, requires that changes in the fair value of the warrants to purchase Sybase common stock be recognized periodically in income. In accordance with SFAS 133, the Company recorded an unrealized loss on investment of $866,000 in the statement of operations for the year ended December 31, 2001. A 10% fluctuation in the stock price would result in an approximate effect of $268,000 in the fair value of the Company's holdings of Sybase warrants.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Consolidated Financial Statements

  Consolidated Balance Sheets as of December 31, 2001 and 2000................31

  Consolidated Statements of Operations for the Years Ended
    December 31, 2001, 2000, and 1999.........................................32

  Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
    December 31, 2001, 2000, and 1999.........................................33

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2001, 2000 and 1999..........................................34

  Notes to Consolidated Financial Statements for the Years Ended
    December 31, 2001, 2000, and 1999.........................................35

Independent Auditors' Report..................................................50

                       INTELIDATA TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                        (in thousands, except share data)

                                                                                            2001         2000
                                                                                    ----------------------------
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                                      $     12,026    $     27,255
     Restricted cash                                                                          --             440
     Investments                                                                           2,917          10,217
     Accounts receivable, net                                                              4,992           1,486
     Other receivables                                                                       563              83
     Prepaid expenses and other current assets                                               559             320
                                                                                    ------------    ------------
         Total current assets                                                             21,057          39,801

  NONCURRENT ASSETS
     Property and equipment, net                                                           3,720           3,282
     Goodwill, net                                                                        22,038              --
     Intangibles, net                                                                     10,700              --
     Other assets                                                                            195             195
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $     57,710    $     43,278
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                                                               $      3,346    $      4,288
     Accrued expenses                                                                      5,357           3,651
     Deferred revenues                                                                     3,164           1,014
     Other liabilities                                                                       324              --
     Net liabilities of discontinued operations                                              204             455
                                                                                    ------------    ------------
TOTAL CURRENT LIABILITIES                                                                 12,395           9,408
     Net liabilities of discontinued operations                                              300             300
     Other liabilities                                                                       540              --
                                                                                    ------------    ------------
TOTAL LIABILITIES                                                                         13,235           9,708
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
        no shares issued and outstanding                                                      --              --
     Common stock, $0.001 par value; authorized 60,000,000 shares;
        issued 49,723,603 shares in 2001 and 39,320,609 shares in 2000;
        outstanding 48,917,259 shares in 2001 and 38,629,897 shares in 2000                   50              39
     Additional paid-in capital                                                          303,141         261,552
     Treasury stock, at cost:  806,344 shares in 2001 and 690,712 shares in 2000          (2,473)         (2,123)
     Deferred compensation                                                                (1,395)         (1,375)
     Accumulated other comprehensive income                                                  210             494
     Accumulated deficit                                                                (255,058)       (225,017)
                                                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                44,475          33,570
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     57,710    $     43,278
                                                                                    ============    ============


        See accompanying notes to consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (in thousands, except per share data)


                                                                                2001             2000               1999
                                                                           -----------       -----------      -----------

Revenues
     Software                                                              $   1,790         $    673         $   2,152
     Consulting and services                                                  16,506            3,884             1,992
     Royalties and other                                                          --              544             2,349
                                                                           -----------       -----------      -----------
         Total revenues                                                       18,296            5,101             6,493
                                                                           -----------       -----------      -----------

Cost of revenues
     Software                                                                      5               --               460
     Consulting and services                                                   9,005            2,720             1,283
                                                                           -----------       -----------      -----------
         Total cost of revenues                                                9,010            2,720             1,743
                                                                           -----------       -----------      -----------

Gross profit                                                                   9,286            2,381             4,750
Operating expenses
     General and administrative                                               10,065            6,455             6,202
     Selling and marketing                                                     9,575            6,732             2,483
     Research and development                                                 15,729           14,512             4,115
     Amortization of goodwill and intangibles                                  4,255               --                --
                                                                           -----------       -----------      -----------
         Total operating expenses                                             39,624           27,699            12,800
                                                                           -----------       -----------      -----------

Operating loss                                                               (30,338)         (25,318)           (8,050)
Realized gain (loss) on sales of investments                                     378           48,602                --
Unrealized gain (loss) on Sybase warrants                                       (866)              --                --
Other income (expenses), net                                                     625            1,124               350
                                                                           -----------       -----------      -----------

Income (loss) before income taxes                                            (30,201)          24,408            (7,700)
Provision (benefit) for income taxes                                            (160)             488                --
                                                                           -----------       -----------      -----------

Income (loss) from continuing operations                                     (30,041)          23,920            (7,700)
Discontinued operations, net of income taxes
     Gain (loss) on disposal of Telecommunication Division                        --               --             3,226
     Income (loss) from operations of Caller ID leasing                           --             (262)            2,579
                                                                           -----------       -----------      -----------
         Total discontinued operations                                            --             (262)            5,805
                                                                           -----------       -----------      -----------

Net income (loss)                                                            (30,041)          23,658            (1,895)
Preferred stock dividends and amortization of discounts arising from
  allocation of proceeds to warrants and beneficial conversion feature            --               --            (1,936)
                                                                           -----------       -----------      -----------
Net income (loss) attributable to common stockholders                      $ (30,041)        $ 23,658         $  (3,831)
                                                                           ===========       ===========      ===========

Basic earnings per common share
     Income (loss) from continuing operations                              $   (0.65)        $   0.63         $   (0.29)
     Income (loss) from discontinued operations                                 0.00            (0.01)             0.18
                                                                           -----------       -----------      -----------
     Net income (loss)                                                     $   (0.65)        $   0.62         $   (0.11)
                                                                           ===========       ===========      ===========
Diluted earnings per common share
     Income (loss) from continuing operations                              $   (0.65)        $   0.59         $   (0.29)
     Income (loss) from discontinued operations                                 0.00            (0.01)             0.18
                                                                           -----------       -----------      -----------
     Net income (loss)                                                     $   (0.65)        $   0.58         $   (0.11)
                                                                           ===========       ===========      ===========

Basic weighted-average common shares outstanding                              45,897           38,237            33,367
                                                                           ===========       ===========      ===========
Diluted weighted-average common shares outstanding                            45,897           40,843            33,367
                                                                           ===========       ===========      ===========

          See accompanying notes to consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                 (in thousands)

                                                                                                                     Accumulated
                                                                           Additional                                   Other
                                  Preferred Stock        Common stock        Paid-in      Treasury      Deferred    Comprehensive
                                  Shares  Amount       Shares     Amount     Capital        Stock     Compensation  Income (Loss)
                                  ------  ------       ------     ------   ---------      --------    ------------  -------------


Balance at January 1, 1999          --       --        32,293         32    247,359        (2,064)         (152)           --
 Issuance of common stock:
   Exercise of stock options        --       --         1,250          1      2,407            --            --            --
   Employee stock purchase plan     --       --            23         --         27            --            --            --
 Issuance of preferred stock &
   warrants                          1       --            --         --      5,670            --            --            --
 Conversion of preferred stock      (1)      --         4,793          5         (5)           --            --            --
 Amortization and accretion of
   preferred dividend               --       --            --         --      1,936            --            --            --
 Issuance of restricted stock       --       --           369         --        670            --          (670)           --
 Cancellation of restricted stock   --       --           (37)        --        (72)           --            72            --
 Issuance of warrants               --       --            --         --        141            --          (141)           --
 Amortization of deferred
   compensation                     --       --            --         --         --            --           546            --
 Net loss                           --       --            --         --         --            --            --            --
   Comprehensive loss
                                   ---    -----        ------    -------   ---------      --------    ----------     -----------
Balance at December 31, 1999        --       --        38,691         38    258,133        (2,064)         (345)           --
 Issuance of common stock:
    Exercise of stock options       --       --           258          1        591            --            --            --
    Employee stock purchase plan    --       --            30         --         75            --            --            --
    Exercise of stock warrants      --       --           166         --        228            --            --            --
 Issuance of restricted stock       --       --           206         --      1,401            --        (1,401)           --
 Cancellation of restricted stock   --       --           (30)        --       (152)           --           152            --
 Issuance of stock warrants         --       --            --         --        419            --          (419)           --
 Capital contribution               --       --            --         --        857            --            --            --
 Purchase of treasury stock         --       --            --         --         --           (59)           --            --
 Unrealized gains on investments    --       --            --         --         --            --            --           494
 Amortization of deferred
   compensation                     --       --            --         --         --            --           638            --
 Net income                         --       --            --         --         --            --            --            --

 Comprehensive income
                                   ---    -----        ------    -------   ---------      ---------   ----------     -----------
Balance at December 31, 2000        --       --        39,321    $    39   $261,552       $(2,123)    $  (1,375)     $    494
 Issuance of common stock:
    Acquisition of Home Account     --       --         6,900          7     31,950            --            --            --
    Private placement               --       --         2,863          3      7,228            --            --            --
    Exercise of stock options       --       --           220         --        412            --            --            --
    Employee stock purchase plan    --       --            29         --         66            --            --            --
    Exercise of stock warrants      --       --             3         --         11            --            --            --
 Issuance of restricted stock       --       --           481          1      2,082            --        (2,083)           --
 Cancellation of restricted stock   --       --           (92)        --       (509)           --           509            --
 2000 Home Account Incentive Plan   --       --            --         --        349            --          (349)           --
 Purchase of treasury stock         --       --            --         --         --          (350)           --            --
 Realized gains on investments sold --       --            --         --         --            --            --          (284)
 Amortization of deferred
   compensation                     --       --            --         --         --            --         1,903            --
 Net loss                           --       --            --         --         --            --            --            --

 Comprehensive income
                                   ---    -----        ------    -------    --------      --------    ----------     -----------
Balance at December 31, 2001        --       --        49,725    $    50   $303,141       $(2,473)    $  (1,395)     $    210
                                   ===    =====        ======    =======   =========      ========    ==========     ===========

                                        Accumulated  Comprehensive
                                            Deficit    Income (Loss)      Total
                                         ----------    -----------      --------

Balance at January 1, 1999                 (244,844)                        331
         Issuance of common stock:
   Exercise of stock options                     --                       2,408
   Employee stock purchase plan                  --                          27
 Issuance of preferred stock &
   warrants                                      --                       5,670
 Conversion of preferred stock                   --                          --
 Amortization and accretion of
   preferred dividend                        (1,936)                         --
 Issuance of restricted stock                    --                          --
 Cancellation of restricted stock                --                          --
 Issuance of warrants                            --                          --
 Amortization of deferred
   compensation                                  --                         546
 Net loss                                    (1,895)     $  (1,895)      (1,895)
                                                         ----------
 Comprehensive loss                                      $  (1,895)
                                           ----------    ==========     --------
Balance at December 31, 1999               (248,675)                      7,087
 Issuance of common stock:
    Exercise of stock options                    --                         592
    Employee stock purchase plan                 --                          75
    Exercise of stock warrants                   --                         228
 Issuance of restricted stock                    --                          --
 Cancellation of restricted stock                --                          --
 Issuance of stock warrants                      --                          --
 Capital contribution                            --                         857
 Purchase of treasury stock                      --                         (59)
 Unrealized gains on investments                 --      $     494          494
 Amortization of deferred compensation           --                         638
 Net income                                     23,658      23,658       23,658
                                                          ----------
 Comprehensive income                                    $  24,152
                                             ----------  ==========     --------
Balance at December 31, 2000                 $(225,017)                 $33,570
 Issuance of common stock:
    Acquisition of Home Account                  --                      31,957
    Private placement                            --                       7,231
    Exercise of stock options                    --                         412
    Employee stock purchase plan                 --                          66
    Exercise of stock warrants                   --                          11
 Issuance of restricted stock                    --                          --
 Cancellation of restricted stock                --                          --
 2000 Home Account Incentive Plan                --                          --
 Purchase of treasury stock                      --                        (350)
 Realized gains on investments sold              --      $    (284)        (284)
 Amortization of deferred compensation           --                       1,903
 Net loss                                      (30,041)    (30,041)     (30,041)
                                                         ----------
 Comprehensive income                                    $ (30,325)
                                             ---------   ==========     --------
Balance at December 31, 2001                 $(255,058)                 $44,475
                                             ==========                 ========


         See accompanying notes to consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                 (in thousands)


                                                                     2001             2000              1999
                                                                 -----------       -----------      -----------

Cash flows from operating activities
  Income (loss) from continuing operations                       $  (30,041)       $   23,920       $   (7,700)
  Adjustments to reconcile income (loss) from continuing operations to net cash from operating activities of continuing operations:
      Realized gain on sales of investments                            (378)          (48,602)              --
      Unrealized loss on Sybase warrants                                866                --               --
      Amortization of goodwill and intangibles                        4,255                --               --
      Depreciation and amortization                                   2,061               579              233
      Deferred income taxes                                              --               116               --
      Deferred compensation expense                                   1,903               638              546
      Net gain on disposal of property and equipment                    (60)               --               --
      Changes in operating assets and liabilities:
       Accounts receivable                                           (2,192)             (588)          (1,585)
       Prepaid expenses and other current assets                       (501)             (182)               5
       Other assets                                                      --               (20)              82
       Accounts payable                                              (2,588)            1,945              999
       Accrued expenses                                                (771)            2,359              256
       Deferred revenue                                                 971               398           (1,527)
                                                                 ----------        ----------       ----------
        Net cash used in operating activities of
        continuing operations                                       (26,475)          (19,437)          (8,691)
                                                                 ----------        ----------       ----------

 Income (loss) from discontinued operations                              --              (262)           5,805
  Change in net liabilities of discontinued operations                 (251)            1,629           (4,340)
                                                                 ----------        ----------       ----------
        Net cash provided by (used in) operating activities
        of discontinued operations                                     (251)            1,367            1,465
                                                                 ----------        ----------       ----------

        Net cash used in operating activities                       (26,726)          (18,070)          (7,226)

Cash flows from investing activities
     Proceeds from sales of investments                               6,637            38,700               --
     Release of cash escrow                                             311                --               --
     Proceeds from disposal of property and equipment                   225                --               --
     Purchases of property and equipment                               (921)           (3,313)            (433)
     Payments on acquisition related costs                           (1,805)               --               --
     Cash paid for Home Account common stock                           (320)               --               --
     Purchase of investments                                             --              (251)              --
                                                                 ----------        -----------      ----------
        Net cash provided by (used in) investing activities           4,127            35,136             (433)
                                                                 ----------        ----------       -----------

Cash flows from financing activities
     Proceeds from the issuance of preferred stock                       --                --            5,670
     Proceeds from the issuance of common stock                       7,720               895            2,435
     Capital contribution                                                --               857               --
     Payments to acquire treasury stock                                (350)              (59)              --
                                                                 ----------        -----------      ----------
        Net cash provided by financing activities                     7,370             1,693            8,105
                                                                 ----------        ----------       ----------

Increase (decrease) in cash and cash equivalents                    (15,229)           18,759              446
Cash and cash equivalents, beginning of year                         27,255             8,496            8,050
                                                                 ----------        ----------       ----------
Cash and cash equivalents, end of year                           $   12,026        $   27,255       $    8,496
                                                                 ==========        ==========       ==========

          See accompanying notes to consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


(1)  ORGANIZATION

     InteliData Technologies Corporation ("InteliData" or the "Company") provides the real-time financial processing infrastructure to enable financial institutions ("FI's") to provide services over the Internet. The Company develops and markets software products and consulting services for the financial services industry. InteliData also services the emerging electronic bill presentment and payment ("EBPP") market with the development of its end-to-end, biller-to-consumer EBPP solutions.

     Our products and services are designed to assist consumers in accessing and transacting business with their FI's electronically, and to assist FI's in connecting to and transacting business with third party processors. The Company also serves as an Application Service Provider ("ASP") by providing Internet hosting and service bureau solutions to FI's, including bankcard issuers.

     On January 11, 2001, InteliData acquired Home Account Holdings, Inc. and its operating subsidiary, Home Account Network, Inc., by means of the merger of one of the Company's wholly owned subsidiaries with and into Home Account Holdings, with Home Account Holdings surviving the merger. Home Account Holdings is now a wholly owned subsidiary of InteliData. This acquisition was accounted for as a purchase. As a result of the Company's acquisition of Home Account Holdings, InteliData now offers a suite of UNIX-based Internet banking and electronic bill presentment and payment products and services in an application services provider environment.

     The Company is incorporated in the State of Delaware and has its corporate headquarters in Reston, Virginia. There are operating facilities in Charleston, South Carolina, Omaha, Nebraska, and Toledo, Ohio.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material inter-company balances and transactions. Certain reclassifications have been made to the prior year financial statements to conform to the 2001 financial statement presentation.

(b) Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Estimates include, but are not limited to, an allowance for doubtful accounts, a provision for forward loss and project plans for the completion and delivery of certain solutions. Actual results could differ from those estimates.

(c) Revenue Recognition - The Company supplies Internet banking and electronic bill presentment and payment software to FI's. The Company's revenues associated with integrated solutions that bundle software products with customization, installation and training services are recognized using the percentage of completion method of accounting.

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

     The Company enters into multiple element arrangements. Elements typically include software, consulting, implementation and PCS. PCS contracts generally require the Company to provide technical support and unspecified, readily available software updates and upgrades to customers. Revenue for these multiple element arrangements is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, the fee is fixed and determinable, and collectibility is considered probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered and all obligations are met. Currently, the Company does not have VSOE of fair value for some of the elements within its multiple element arrangements. Therefore, all revenue under such arrangements is being recognized ratably over the term of the PCS contract. Revenue from transactional services, which includes hosting and service bureaus, is recognized as transactions are processed.

     Emerging Issues Task Force Abstract Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware ("EITF 00-3"), provides guidance in determining whether or not the provisions of Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"), should be applied to hosting arrangements. The Company has some contracts where the customers operate our software in an ASP environment. The customer may not take possession of the software without incurring significant transition and infrastructure costs, as well as potential payments of fees to the Company for the termination of such arrangements. In cases where the customer has not licensed software from InteliData, the customer must also purchase a license prior to having the right to use the software in its own operating environment, in addition to the aforementioned fees. In these situations, the Company applies the guidance under EITF 00-3 and the Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and recognizes the revenue associated with the license and/or implementation fees ratably over the initial term of the contract.

     Additionally, based on the EITF 00-3 guidance, the Company concluded that SOP 97-2 should not be applied to certain of its contracts and their related revenue for license and professional services were recognized under the percentage of completion method. In addition to our developing and delivering the solution, the Company is entitled to transaction fees based on the number of users and transactions. These transaction fees are earned based on the monthly user counts and as transactions are processed.

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

     Adoption of New Accounting Pronouncement - Prior to January 1, 2001, the Company considered its investment in warrants to purchase common stock of Sybase, Inc. ("Sybase") to be available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Effective January 1, 2001, the Company's investment in the Sybase warrants was accounted for in accordance with SFAS 133.

(f) Property and Equipment - Property and equipment is stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which are generally in the range of three to seven years.

(g) Net Liabilities of Discontinued Operations - Under various disposal plans adopted in 1997, 1998, and 2000, the Company has completed the divestiture of all of its telecommunications, interactive services businesses and the Caller ID adjunct leasing activities, respectively.

(h)  Deferred Revenues - Deferred revenues  represent  unearned   revenues   for
services that have not yet been provided or where certain accounting revenue recognition criteria have not yet been met.

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

(j) Accounting for Stock-Based Compensation - The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant. The Company accounts for stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation.

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

(k) Net Income (Loss) Attributable to Common Stockholders per share - Basic earnings (loss) per common share ("EPS") is computed by dividing net income
(loss), after deducting preferred stock dividend requirements and amortization of the discounts on the preferred stock that was issued in 1999, by the basic weighted-average common shares outstanding during the year. Diluted EPS reflects the dilutive effect of stock options and stock awards granted to employees under stock-based compensation plans, as well as stock warrants. The effects of stock options and warrants were not included in the loss per share computations in 2001 and 1999 because they would have been anti-dilutive.

(l) Fair Value of Financial Instruments - The carrying values of the Company's financial instruments such as cash and cash equivalents, investments in common stock, warrants, and bonds, accounts receivable, and accounts payable approximate their fair values.

(m) New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of an amortization and non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The amortization and non-amortization provisions of SFAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards will have the impact of reducing our amortization of the current goodwill and certain intangibles commencing January 1, 2002 and reviews for impairment may result in future periodic write-downs.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective January 1, 2002. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and some provisions of Accounting Principles Board Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. It also broadens the presentation of discontinued operations to include more disposal transactions. The Company's adoption of this pronouncement on January 1, 2002 is not expected to have a material affect on the Company's financial position, results of operations, or cash flows.

(n) Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company sells its products primarily to FI's in the United States. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's on-going credit evaluation process and the financial position of the FI's that are highly regulated. The Company does not generally require collateral from customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2001, the Company's top six customer comprised approximately 52% of the net accounts receivable balance.

(3)  INVESTMENTS

     On January 20, 2000, Home Financial Network, Inc. ("HFN"), a company in which InteliData held approximately a 25% ownership interest, merged with Sybase, Inc. ("Sybase"). InteliData accounted for its investment in HFN using the equity method. As of the merger date, such investment's carrying value was zero. In exchange for its portion of ownership in HFN, InteliData received approximately $5,867,000 in cash and approximately 1,770,000 shares of Sybase stock. The Company also held warrants to purchase HFN common stock. As part of the merger agreement, such warrants were converted into warrants to purchase Sybase common stock. The Company received 640,000 "warrant units" with an exercise price of $2.60 per warrant unit. Upon exercise of each warrant unit, the Company is entitled to receive $1.153448 in cash and 0.34794 share of Sybase common stock.

     As part of this merger transaction, an escrow account was established to provide Sybase indemnity protection against possible claims that might arise against HFN. Approximately 133,000 shares of Sybase common stock owned by InteliData were put in escrow, along with approximately $440,000 of cash. In March 2001, the Company received the escrow payments less approximately $129,000 for miscellaneous claims under the escrow provision. During 2000, InteliData recognized a gain of approximately $42,604,000 on this transaction and a gain of $5,998,000 on the subsequent disposition of some of the Sybase common stock. The remaining holdings of Sybase common stock were sold during 2001 for a net gain of $507,000.

     Additionally, the Company acquired approximately $251,000 of marketable securities during 2000. The Company considers all of its investments to be available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and as such, included within stockholders' equity as of December 31, 2001 is $10,000 of unrealized loss on investments (net of taxes), which represents the decrease in the fair market value of the investment holdings from the acquisition price to December 31, 2001.

     As of December 31, 2001, the Company has classified all investments, other than the Sybase warrants, as available-for-sale. All fixed income securities are due after five years. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of the securities were as follows (in thousands):

                         Cost or          Gross           Gross
                        Amortized       Unrealized      Unrealized        Fair
                          Cost           Gains           Losses           Value
                        ----------      ----------      ----------      --------
Fixed income securities  $   251         $    -          $  (10)         $  241
                        ==========      ==========      ==========      ========

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

     SFAS 133 requires that all derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's holdings of the Sybase warrants are defined as derivatives under this guidance. As discussed in Note 1, effective January 1, 2001, the Company's investment in the Sybase warrants were accounted for in accordance with SFAS 133. The Company's adoption of this pronouncement, effective January 1, 2001, did not have a material effect on the Company's financial statements as of the adoption date. The Company's adoption of this pronouncement, effective January 1, 2001, did not result in an adjustment for the cumulative effect of an accounting change, because the carrying value reflected fair value under the previous accounting guidance. In accordance with SFAS 133, the Company recorded an unrealized loss on investment of $866,000 for the year ended December 31, 2001.

     In accordance with SFAS 115, the balance sheets include $210,000 and $494,000 of unrealized gain on investments (net of taxes), within stockholders' equity as of December 31, 2001 and 2000, respectively. As of December 31, 2000, the unrealized gain on investments balance represented the increase in the fair market value of the Sybase holdings from the January 20, 2000 merger transaction date to the respective balance sheet date. As of December 31, 2001, the accumulated other comprehensive loss balance represents the changes in the fair market value of the Sybase common stock. In accordance with SFAS 133, the change in the fair market value of the Sybase warrants was recorded in the statement of operations (see below).

     As of December 31, 2001, the warrants to purchase Sybase common stock had an estimated fair value of approximately $2,676,000. The fair value of the warrants described above was estimated on December 31, 2001 using the Black-Scholes model using the following: no dividend yield, expected volatility of 60%, life of 18 months, and a risk free interest rate of 6.10% per annum.

(4)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31 (in thousands):

                                               2001           2000
                                           ----------      ----------
        Building improvements              $      165      $       45
        Office equipment                        6,546           4,269
        Furniture and fixtures                    619             610
                                           ----------      ----------
                                                7,330           4,924
        Accumulated depreciation               (3,610)         (1,642)
                                           -----------     ----------
                                           $    3,720      $    3,282
                                           ==========      ==========

(5)  ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consists of the following at December 31 (in thousands):

                                                     2001           2000
                                                  ----------      ----------
         Accrued compensation                     $    2,563      $    1,645
         Provision for forward loss                      549             370
         Accrued professional fees                       200             291
         Accrued insurance                               338             209
         Deferred taxes                                  292             193
         Other liabilities                             1,415             943
                                                  ----------      ----------
                                                  $    5,357      $    3,651
                                                  ==========      ==========

     The provision for forward loss represents the future anticipated loss based on the excess of the current estimates at completion of the total contract costs over total contract revenues.

(6)  DISCONTINUED OPERATIONS

     As of December 31, 2001, the net liabilities of discontinued operations of $504,000 relate to the telecommunications divisions. This relates to the potential environmental clean up associated with InteliData's former New Milford, Connecticut property. In January 2000, InteliData sold the New Milford, Connecticut building, its only remaining asset in discontinued operations of the telecommunications division. In the context of this sale,

InteliData agreed to undertake limited remediation of the site in accordance with applicable state law. The subject site is not a federal or state Superfund site and InteliData has not been named a "potentially responsible party" at the site. The remediation plan agreed to with the purchaser allows InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Further, at the time of the sale of the facility, InteliData established a $200,000 escrow account for certain investigation/remediation costs. As of December 31, 2001, this escrow account balance remained at $200,000. Moreover, InteliData has obtained environmental insurance to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. InteliData estimates its liability related to this matter and other costs to be approximately $504,000 and has recorded a liability for that amount.

     The Company has engaged a legal firm and an environmental specialist firm to represent InteliData regarding this matter. The timing of the ultimate resolution of this matter is estimated to be from three to five years under the Company's proposed compliance plan, which involves a natural attenuation and periodic compliance monitoring approach. Management does not believe that the resolution of this matter will be likely to have a material adverse effect on the Company's financial condition or results of operations.

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

     Discontinued operations consisted of results from the telecommunications division and the Caller ID leasing business for the years ended December 31 (in thousands):

                                                                                   2001        2000         1999
                                                                                  ------      ------       ------


 Discontinued Operations of the Caller ID Business
--------------------------------------------------
 Income (loss) from operations, net of income taxes                               $  -        $ (262)      $ 2,579
 Gain (loss) on disposal, net of income taxes                                        -             -            -
                                                                                  ------      ------       -------
 Total discontinued operations                                                       -          (262)        2,579
                                                                                  ------      ------       -------

 Discontinued Operations of the Telecommunications Division
------------------------------------------------------------
 Income (loss) from operations, net of income taxes                                  -             -            -
 Gain (loss) on disposal, net of income taxes                                        -             -         3,226
                                                                                  ------      ------       -------
 Total discontinued operations                                                       -             -         3,226
                                                                                  ------      ------       -------
 Total Discontinued Operations
-------------------------------
 Income (loss) from operations, net of income taxes                                  -          (262)        2,579
 Gain (loss) on disposal, net of income taxes                                        -             -         3,226
                                                                                  ------      ------       -------
 Total discontinued operations                                                    $  -        $ (262)      $ 5,805
                                                                                  ======      =======      =======

     The net revenues and loss from discontinued operations for the years ended December 31, are as follows (in thousands):

                                                                                   2001        2000         1999
                                                                                  ------      ------       ------

 Discontinued Operations of the Caller ID Business
 ----------------------------------------------------------
 Net revenues                                                                     $  -        $ 1,531      $ 3,923
 Cost of revenues                                                                    -            730        1,322
 Operating expenses                                                                  -          1,068           22
                                                                                  ------      --------     --------
 Income (loss) from operations                                                       -           (267)       2,579
 Provision (benefit) for income taxes                                                -             (5)           -
                                                                                  ------      --------     --------
 Income (loss) from discontinued operations                                          -           (262)       2,579
                                                                                  ======      ========     ========

 Discontinued Operations of the Telecommunications Division
 ----------------------------------------------------------
 Net revenues                                                                     $  -        $     -      $     -
 Cost of revenues                                                                    -              -            -
 Operating expenses                                                                  -              -       (3,226)
                                                                                  ------      --------     --------
 Income (loss) from operations                                                       -              -        3,226
 Provision (benefit) for income taxes                                                -              -            -
                                                                                  ------      --------     --------
 Income (loss) from discontinued operations                                          -              -        3,226
                                                                                  ======      ========     ========

Total Discontinued Operations
-----------------------------------------------------------
 Net revenues                                                                     $  -        $ 1,531      $ 3,923
 Cost of revenues                                                                    -            730        1,322
 Operating expenses                                                                  -          1,068       (3,204)
                                                                                  ------      --------     --------
 Income (loss) from operations                                                       -           (267)       5,805
 Provision (benefit) for income taxes                                                -             (5)           -
                                                                                  ------      --------     --------
 Income (loss) from discontinued operations                                          -           (262)       5,805
                                                                                  ======      ========     ========

     The net liabilities of discontinued operations as of December 31, are as follows (in thousands):

                                                         2001         2000
                                                        ------       ------
 Other current liabilities                              $ 204        $ 455
 Other noncurrent liabilities                             300          300
                                                        ------       ------
    Total                                               $ 504        $ 755
                                                        ======       ======

Summary of Discontinued Operations

     In 2000, the Company experienced a loss of $262,000 in discontinued operations of the Caller ID business, while there was a gain of $2,579,000 in 1999. The loss in 2000 was primarily the result of the Company's write-off of the remaining accounts receivable.

     The gain on disposal of the telecommunications and interactive services divisions was $3,226,000 in 1999, which represented adjustments to provisions made in 1998 for items that were a direct result of the decision to dispose of the segment including: favorable settlements with former telecommunications customers, the success of other settlements with vendors and negotiated expense settlements, aggressive collection efforts, and lower than anticipated costs for warranty and customer service expenses attributable to closing down the discontinued operations.

     The 1998 loss on disposal of telecommunications and interactive service divisions of $16,174,000 consisted of provisions for items that were a direct result of the decision to dispose of the segment including: $2,696,000 in expected sales returns, $3,539,000 in property adjustments, $3,010,000 in provisions for customer allowances, and $6,929,000 in actual and expected losses from operations from the measurement date through the date of disposal.

     All of the above results are net of applicable income taxes. There was no tax effect in 2000 and 1999 because of the Company's overall net losses and the Company's carryforward net operating losses from prior periods from both continuing and discontinued operations.

(7)  STOCKHOLDERS' EQUITY

(a) Issuance and Subsequent Conversion of Preferred Stock and Warrants - On July 22, 1999, the Company issued 600 shares of 4% Convertible Preferred Stock, for net proceeds of $5,670,000. A portion of the proceeds was allocated to warrants to purchase 120,000 shares of InteliData common stock and to the beneficial conversion feature of such preferred stock, with the resulting discount on the preferred stock being amortized as dividends. Each holder of the preferred stock was entitled to convert up to 20% of the preferred stock issued to the holder during each of the four months from and after August 1999. The conversion price for each share of preferred stock was the lesser of $5.09 or 85% of the average of the three lowest closing sales prices per share of InteliData common stock during the 22 trading days preceding the conversion date of the share of preferred stock. In the fourth quarter of 1999, all of the preferred stock was converted to common shares.

     The fair value of these 120,000 warrants, which expire five years from the issuance date and have an exercise price of $4.53, was estimated as of the grant date using the Black-Scholes model. The following assumptions were used: no dividend yield, expected volatility of 129%, life of 5 years, and a risk free interest rate of 4.00% per annum. Accordingly, the Company allocated approximately $369,000 to these warrants and the charge was amortized over the period that the preferred stock was outstanding. As of December 31, 2001 and 2000, 101,500 and 104,000 warrants respectively remained outstanding.

(b) Stock Options and Awards - The Company sponsors several stock option and award plans that cover substantially all employees and directors. Options and awards granted under such plans typically vest over periods ranging from one to five years and generally expire in eight and ten years, although some grants provide for vesting in annual increments or allow for accelerated vesting based upon reaching performance milestones.

     The Company amortizes the fair value of the stock awards (based on the fair value of common stock on the grant dates multiplied by the number of shares granted) over the respective vesting periods. In 2001, 2000, and 1999, the Company recorded $1,484,000, $578,000, and $405,000 of compensation expense related to these awards.

     Options granted under the plans allow the purchase of stock at the fair value of such common stock at the respective grant dates. Because options are issued with exercise prices equal to the fair value of the common stock on the grant dates, the Company does not record any compensation expense for these options.

     A summary of stock option activity for each of the Company's stock option plans is as follows:

                                       Exercise Prices
                                     -------------------              Number
           Description               Minimum     Maximum           of Options
           -----------               -------     -------
          January 1, 1999             $0.63        $20.38          2,981,263
            Granted                   $1.22         $4.91          2,584,850
            Exercised                 $1.38         $6.44         (1,250,000)
            Canceled                  $0.63         $7.13         (1,143,018)
                                                               -----------------
          December 31, 1999           $0.69        $20.38          3,173,095
            Granted                   $2.59        $19.44            805,700
            Exercised                 $0.81        $14.75           (258,011)
            Canceled                  $0.97        $12.75           (117,009)
                                                               -----------------
          December 31, 2000           $0.69        $19.44          3,603,775
            Granted                   $1.00        $ 5.90          1,139,834
            Exercised                 $0.68        $ 4.91           (220,000)
            Canceled                  $0.81        $18.94           (665,482)
                                                               -----------------
          December 31, 2001           $0.69        $19.44          3,858,127
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

                                                 2001       2000       1999
                                               ---------  --------   ---------
   Net income (loss)                           $(35,346)  $ 18,836   $ (7,679)
   Basic earnings (loss) per common share      $  (0.77)  $   0.49   $  (0.23)
   Diluted earnings (loss) per common share    $  (0.77)  $   0.46   $  (0.23)

     The weighted average fair value of options granted during 2001, 2000, and 1999 was $3.57, $6.85, and $1.53, per share, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model. For 2001 year-end, the following weighted average assumptions were used: no dividend yield, expected volatility of 92%, and a risk free interest rate of 4.56% per annum. For 2000 year-end, the following weighted average assumptions were used: no dividend yield, expected volatility of 134%, and a risk free interest rate of 5.16% per annum. For 1999 year-end, the following weighted average assumptions were used: no dividend yield, expected volatility of 156%, and a risk free interest rate of 5.5% per annum.

     The Company has options outstanding and exercisable in varying price ranges. The schedule below details the Company's options by price range:

                                                Options Outstanding             Options Exercisable
                                           ----------------------------   -----------------------------
                                                             Weighted                      Weighted
                                                              Average                       Average
             Range of            Number       Weighted       Exercise      Number of       Exercise
         Exercise Prices       Of Options   Average Life       Price        Options          Price
         ---------------       ----------   ------------  -----------     -----------    ----------
        $  0.000  - 1.000        212,833     3.0 years       $   1.00         199,333    $     1.00
           1.001  - 1.500      1,805,085     6.1 years           1.22       1,298,035          1.21
           1.501  - 2.000         65,000     5.7 years           1.94          64,000          1.95
           2.001  - 2.500         39,125     5.2 years           2.27          33,875          2.27
           2.501  - 3.000        263,145     6.4 years           2.98         112,025          2.98
           3.001  - 5.000        921,475     7.0 years           4.23          74,558          3.76
           5.001  -10.000        525,534     6.2 years           6.93         260,436          7.17
          10.001  -21.375         25,930     5.1 years          14.96          18,450         15.62
        -----------------   ------------   -----------    -----------     -----------    ----------
                              3,858,127                                     2,060,712
                            ============                                  ===========

(c) Employee Stock Purchase Plan - Under the Employee Stock Purchase Plan, approved in 1996, the Company is authorized to issue up to 500,000 shares of common stock to its full-time employees, nearly all of who are eligible to participate. Under the terms of the Plan, employees can choose each period to have up to twenty percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. During the years ended December 31, 2001, 2000, and 1999 the Company issued 28,822, 30,318, and 23,259, shares of stock under the Plan, respectively.

(d)  Treasury   Stock - In  2001  and 2000, the Company paid $41,000 and $59,000 to acquire an additional 15,632 and 9,212 shares of its own common stock, respectively. These shares were surrendered by employees of the Company to satisfy tax-withholding obligations associated with the vesting of certain restricted stock awards. Additionally, the Company participated in a program permitted by the Securities and Exchange Commission and Nasdaq to buy-back 100,000 shares of its common stock shortly after the events surrounding the terrorist attacks in September 2001 for a total of $309,000. As of December 31, 2001 and 2000, the Company had a total of 806,344 and 690,712 common shares in treasury at an aggregate cost of $2,473,000 and $2,123,000, respectively.

(e) Stockholder Rights Plan - In January 1998, the Company's Board of Directors adopted a Stockholder Rights Plan. This plan was amended on May 24, 2000. The rights are designed to assure that all the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other tactics to gain control of the Company without paying all stockholders a control premium.

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

(f) Stock Warrants - In 2000, the Company entered into a five-year agreement with an unrelated party, whereby the Company issued warrants to this entity in exchange for the entity's becoming a premier reference site for InteliData's service bureau offering. As a premier reference site, the entity would make its facility and personnel reasonably accessible for InteliData, InteliData's potential clients, analysts, and industry publication reporters, in order to demonstrate or answer questions regarding a service bureau environment and InteliData's capabilities. On June 30, 2000, InteliData issued five-year, fully-vested warrants to purchase 50,000 share of InteliData common stock at an exercise price of $4.75 per share. The fair value of these warrants was estimated as of the grant date using the Black-Scholes model. The following assumptions were used: no dividend yield, expected volatility of 143%, life of 2 years, and a risk free interest rate of 6.44% per annum. Accordingly, the Company recorded approximately $419,000 of deferred compensation that is being amortized over the term of this agreement. For the years ended December 31, 2001 and 2000, the expense charged related to these warrants were $80,000 and $60,000, respectively. As of December 31, 2001, all of these warrants were still outstanding.

(g) Private Placement and Warrants - In November and December 2001, the Company closed private placement sales of an aggregate of 2,862,727 shares of its common stock for a price of $2.75 per share, and warrants exercisable for the purchase of 1,431,364 shares of its common stock, at an exercise price of $2.75 per share, resulting in a gross proceeds of approximately $7,872,500. The placement agent in the transaction, Stonegate Securities, received approximately $472,350 in commissions and warrants exercisable for the purchase of 286,273 shares of InteliData's common stock, at an exercise price of $2.75 per share.

(8)  EMPLOYEE 401(k) SAVINGS PLAN

     The Company sponsors a defined contribution plan ("Plan") that qualifies for tax treatment under Section 401(a) of the Internal Revenue Code. Participation in the Plan is available to employees who are at least twenty-one years of age. Company contributions to the Plan are based on a percentage of employee contributions. The Company contributed $153,000, $89,000, and $60,000 in 2001, 2000, and 1999, respectively. The Company also pays for administrative expenses incurred by the Plan.

(9)  INCOME TAXES

     A reconciliation of taxes computed at the statutory federal tax rate on earnings (loss) before income taxes (from continuing operations) to actual income taxes for the years ended December 31, is as follows (in thousands):

                                                                     2001              2000           1999
                                                                   ---------        ---------       ---------

    Income tax liability (benefit) computed at the statutory rate  $ (10,570)       $   8,543       $  (1,792)
    Other                                                              1,264               85              61
    Change in valuation allowance                                      9,146           (8,140)          1,731
                                                                   ---------        ----------      ---------
         Income taxes                                              $    (160)       $     488       $      --
                                                                   ==========       =========       =========

     The  balance  of  $160,000   represents  the  current  federal  income  tax
provision. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2000, are as follows (in thousands):
                                                         2001             2000
                                                      ---------       ---------

     Net operating loss carryforwards                 $  67,501       $  36,140
     Basis differences in investments                      (936)         (3,466)
     Basis differences in intangibles                    (3,549)             --
     Accounts receivable                                    365             252
     Property and equipment                                (157)            (64)
     General business credit carryforward                   489             489
     Other                                                  190             488
     Alternative minimum tax credit carryforward            197             241
                                                      ---------       ---------
          Total gross deferred tax asset                 64,100          34,080
          Valuation allowance                           (64,100)        (34,080)
                                                      ---------       ---------
            Net deferred tax assets                   $      --       $      --
                                                      =========       =========


     The net changes in the total valuation allowance for the years ended December 31, 2001, 2000, and 1999 were an increase (decrease) of $30,020,000, $(8,140,000), and $602,000, respectively. A valuation allowance was established for deferred tax assets as of December 31, 2001 and 2000 because it was deemed, based on available evidence, that it is more likely than not that all of the deferred tax asset will not be realized.

     At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $193 million, which expire in 2008 through 2021, general business tax credits of approximately $489,000, which expire in 2005 through 2010, and an alternative minimum tax credit carryforward of approximately $197,000, which may be carried forward indefinitely and used to offset future regular taxable income. Annual use of net operating loss carryforwards of approximately $45 million, which was incurred by Home Account prior to its acquisition by the Company, will be limited under the Internal Revenue Code as a result of cumulative changes in ownership of more than 50% in 2001.

(10) COMMITMENTS AND CONTINGENCIES

(a) Leases - The Company leases facilities and equipment under cancelable and noncancelable operating lease agreements. The facility leases are for terms from one to five years. Rent expense was $1,436,000, $735,000, and $483,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

     Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2001, were as follows (in thousands):

          Years Ending December 31,
          -------------------------
                     2002                                      $       1,157
                     2003                                              1,012
                     2004                                                808
                     2005                                                411
                     2006                                                330
                     2007 and thereafter                                  --
                                                                ------------
                         Total minimum lease payments          $       3,718
                                                               =============

(b)  Patent Matters - The   Company   does   not   believe that its products and
services infringe on the rights of third parties. From time to time, third parties assert infringement claims against InteliData. There can be no assurance that any such assertion will not result in costly litigation or require the Company to cease using, or obtain a license to use, intellectual property rights of such parties.

(c) Litigation - The Company is not currently a party to any material litigation. From time to time, the Company is a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such routine litigation will be likely to have a material adverse effect on the Company's financial condition or results of operations.

(11) VALUATION AND QUALIFYING ACCOUNTS

     The components of significant valuation and qualifying accounts associated with accounts receivable for the years ended December 31, 2000 and 1999 were as follows (in thousands):

       Balance, January 1, 1999                                    $        442
          Recoveries                                                         --
          Charged to costs and expenses                                     276
          Write-offs                                                         --
                                                                   ------------
       Balance, December 31, 2000                                           718
          Recoveries                                                        150
          Charged to costs and expenses                                   1,090
          Write-offs                                                       (914)
                                                                   ------------
       Balance, December 31, 2001                                   $     1,044
                                                                   ============

     As part of the Home  Account  acquisition  during  the  year,  the  Company acquired certain accounts receivables that were outstanding as of the acquisition date. The Company pursued collections efforts, but ultimately determined that some of these accounts were uncollectible. Such doubtful accounts related to these acquired assets cannot be adjusted as part of the purchase price allocation, but the bad debt expense must be recognized as current operations. During 2001, the Company recorded costs associated with these particular sets of uncollectible accounts in the amount of $1,090,000 and began to write off some accounts. Additionally, the Company wrote off some previously reserved legacy InteliData accounts.

(12) ACQUISITION OF HOME ACCOUNT

     On January 11,  2001,  the Company  acquired  Home Account  Holdings,  Inc.
("Home Account") and its operating subsidiary, Home Account Network, Inc., pursuant to an agreement and plan of merger whereby a wholly-owned subsidiary of the Company merged with and into Home Account, with Home Account surviving the merger as the Company's wholly-owned subsidiary. This acquisition was accounted for as a purchase. Following the Company's acquisition of Home Account, InteliData provides a suite of UNIX-based electronic banking and electronic bill presentment and payment ("EBPP") products and services in an application services provider ("ASP") environment.

     Pursuant to the merger agreement, the Company purchased Home Account for approximately $320,000 in cash and 6,900,000 shares of Company common stock and the merger was accounted for as a purchase. The purchase price was the result of an arm's-length negotiation between the Company and Home Account, based on the Company's evaluation of the fair market value of Home Account's business, including its revenues. The value of the shares issued as part of the purchase consideration of approximately $29,011,000 was measured based on the average of the market price of the issued common stock a few days before and after January 11, 2001 - the date that the merger transaction was agreed to and announced. This amount coupled with the liability associated with the Home Account Incentive Plan of $2,946,000 (see below) resulted in an increase of $31,957,000 in the accompanying statement of changes in stockholders' equity. The total purchase price of approximately $31,186,000 consisted of the following (in thousands):

     Consideration and acquisition costs:
              Value of shares issued                $    29,011
              Cash consideration                            320
              Acquisition costs                           1,855
                                                    -----------
                                                    $    31,186
                                                    ===========

     The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. The Company has obtained independent professional services for the purchase price allocation to the fair values of the acquired property, plant and equipment, and identified intangible assets, and their remaining useful lives and has completed its review and determination of the fair values of the other assets acquired and liabilities assumed. A summary of the assets acquired and liabilities assumed in the acquisition follows (in thousands):

      Allocation of purchase price:
        Current assets                                               $  1,562
        Property, plant and equipment                                   1,743
        Intangibles (straight-line amortization, 8 to 10 years)        11,400
        Liabilities assumed and other                                  (4,344)
        Liabilities associated with Home Account Incentive Plan        (2,946)
        Acquisition integration liabilities                            (1,822)
        Goodwill (straight-line amortization, 8 years)                 25,593
                                                                     ----------
                                                                     $ 31,186
                                                                     ==========

     Intangible assets consist of $4,200,000 for assembled workforce (which has an estimated useful life of eight years) and $7,200,000 for contracts/relationships (which has an estimated useful life of ten years). Assembled workforce was determined based on the number of Home Account employees, function, compensation, fringe benefits, recruiting costs, training, and other factors. Contracts/relationships was determined based on the history of low attrition, the high cost of switching, market prices, forecasted revenues, evaluation of competitors, and other factors.

     As a result of the acquisition of Home Account, InteliData incurred acquisition expenses for costs to exit certain activities at Home Account locations and to involuntarily terminate employees of the acquired company. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues, have no future economic benefit and which meet certain other criteria, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the acquisition integration liabilities balance of $1,822,000 included in the purchase price allocation are approximately $1,010,000 for lease costs for the now vacated Home Account headquarters in Emeryville, California, and $822,000 related to workforce reduction. As of December 31, 2001, the Company had a remaining liability of $777,000 associated with such lease costs, of which $237,000 is current and $540,000 is noncurrent.

     The workforce reductions focused on three key areas: 1) streamlining development efforts, 2) eliminating redundant administrative overhead and support activities, and 3) restructuring and repositioning of the sales/marketing and research and development organizations to eliminate redundancies in these activities. As of December 31, 2001, 87 positions have been terminated and approximately $822,000 had been paid.

     The following pro forma financial information presents the combined results of operations of InteliData Technologies Corporation and Home Account Holdings, Inc. and gives effect to the acquisition of Home Account as if it occurred on January 1, 1999. The pro forma condensed combined financial information set forth below reflects certain adjustments, including among others, adjustments to reflect the amortization of the goodwill associated with the acquisition. However, pro forma results do not include any anticipated cost savings. The pro forma condensed combined financial information for the years ended December 31, 2001, 2000, and 1999, set forth below neither purports to represent what the consolidated results of operations or financial condition of InteliData would actually have been if the Home Account acquisition had in fact occurred on such date nor projects the future consolidated results of operations or financial condition of InteliData (in thousands, except for per share data):

                                                2001          2000       1999
                                             ---------    ---------   ---------
     Revenue                                 $  18,296    $  13,551   $  10,678
     Net (loss) income                         (33,683)       1,345     (23,182)
     Basic net (loss) income per share           (0.73)        0.03       (0.58)
     Diluted net (loss) income per share         (0.73)        0.03       (0.58)

     Pro forma basic net income (loss) per share was computed using the weighted-average number of shares of common stock outstanding after the issuance of InteliData's common stock to acquire the outstanding shares of Home Account. Pro forma diluted net income (loss) per share also gives effect to any dilutive options. Options and warrants are excluded from the computation during loss periods, as their effect is anti-dilutive.

(13) Home Account Incentive Plan

     In 2000, Home Account approved the 2000 Incentive Plan to encourage the retention of certain officers of Home Account through a change of control transaction, and after such a transaction to the extent, up to one year, as desired by the acquirer. Upon acquisition of Home Account by an acquirer, the 2000 Incentive Plan provided for the granting to plan participants of an aggregate of 15% of the net amount of the merger consideration allocable to Home Account's preferred stockholders after payment of the debt preference and other expenses associated with a transaction. Under the InteliData and Home Account merger transaction, this incentive plan is payable in the form of InteliData common stock and such payments are to be made by the group of former Home Account preferred stockholders (who are collectively considered as a "principal stockholder"). Two-thirds of the 2000 Incentive Plan allocation vested on the transaction closing date and represent a pre-acquisition expense to Home Account. In connection with the merger transaction, the Company agreed to advance the participants funds to pay for their tax withholding obligations associated with the two-thirds portion. The original principal amount of this receivable balance was approximately $1,116,000. The shares allocable to the participants were placed in an escrow account and are released to the Home Account Stockholders' Representative in accordance with the Merger Consideration Escrow Agreement. As of December 31, 2001, the remaining outstanding receivable balance, including interest, was approximately $466,000 and is reflected in the "Other receivable" balance. On February 4, 2002, the remaining outstanding balance plus additional interest accrued was paid in full.

     The remaining one-third of the participants' allocation vested on January 11, 2002 (one year from the transaction closing date). All forfeited shares reverted to the preferred stockholders of Home Account. In connection with the 2000 Incentive Plan allocation, the deferred compensation for the one-third portion is estimated to be $349,000 based on $2.83 (the closing price of the Company's common stock at December 31, 2001) and is charged to expense over the vesting period. For the year ended December 31, 2001, the Company recorded compensation expense of approximately $339,000.

(14) EARNINGS PER SHARE

     Basic earnings (loss) per share ("EPS") are calculated using the weighted-average number of shares of common stock outstanding during each period. Diluted EPS reflect the dilutive effect of stock options and stock awards granted to employees under stock-based compensation plans, as well as stock warrants. Basic and diluted earnings per share are calculated as follows (in thousands, except per share data):

                                                                              2001          2000            1999
                                                                             ------        ------          ------

Basic EPS
  Income (loss) from continuing operations                                $ (30,041)     $ 23,920        $ (9,636)
  Weighted-average common shares outstanding                                 45,897        38,237          33,367
                                                                          ---------      --------        --------
  Basic earnings (loss) per share from continuing operations              $   (0.65)     $   0.63        $  (0.29)
                                                                          =========      ========        ========

Diluted EPS
  Income (loss) from continuing operations                                $ (30,041)     $ 23,920        $ (9,636)
                                                                          ---------      --------        --------
  Weighted-average common shares outstanding                                 45,897        38,237          33,367
  Effect of dilutive securities:
    Stock options and awards                                                      -         2,551               -
    Stock warrants                                                                -            55               -
                                                                          ---------      --------        --------
      Weighted-average dilutive common shares outstanding                    45,897        40,483          33,367
                                                                          ---------      --------        --------
  Diluted earnings (loss) per common share                                $   (0.65)     $   0.59        $  (0.29)
     from continuing operations                                           =========      ========        ========

     Options to purchase 869,000 shares of common stock at a range of $4.25 to $19.44 were outstanding during 2000, but were not included in the computation of diluted earnings per share, because the options' exercise prices were greater than the average market price of the common share.

(15) UNAUDITED QUARTERLY FINANCIAL DATA

     The results of the Company's quarterly operations for the years ended December 31, 2001 and 2000 are set forth in the following table (in thousands, except per share data).

                                                 First        Second          Third         Fourth         Year
                                            ------------   -----------   ------------   -----------    ----------
2001
----
Revenues                                     $     3,151    $     4,355    $    5,307    $    5,483     $   18,296
Cost of revenues                                   1,902          2,117         2,421         2,570          9,010
Operating expenses                                11,048         10,908        10,366         7,302         39,624
                                             -----------    ------------   ----------    ----------     ----------
Operating loss                                    (9,799)        (8,670)       (7,480)       (4,389)       (30,338)
Other income (expense)                               522            375        (1,475)          715            137
Provision (benefit) for income taxes                   -              -          (160)            -           (160)
                                             -----------    -----------    ----------            --     ----------
Income (loss) from continuing operations          (9,277)        (8,295)       (8,795)       (3,674)       (30,041)
Income (loss) from discontinued operations             -              -            -              -              -
                                             -----------    -----------    ----------    ----------     ----------
Net income (loss)                            $    (9,277)   $    (8,295)   $   (8,795)   $   (3,674)    $  (30,041)
                                             ============   ============   ==========    ==========    ===========

Basic earnings per common share
  Income (loss) from continuing operations   $     (0.21)   $    (0.18)    $    (0.19)   $    (0.08)    $    (0.65)
  Income (loss) from discontinued operations        0.00          0.00           0.00          0.00           0.00
                                             -----------    -----------    ----------    ----------     ----------
  Net income (loss)                          $     (0.21)   $    (0.18)    $    (0.19)   $    (0.08)    $    (0.65)
                                             ============   ===========    ==========    ==========     ==========

Diluted earnings per common share
  Income (loss) from continuing operations   $     (0.21)   $    (0.18)    $    (0.19)   $    (0.08)    $    (0.65)
  Income (loss) from discontinued operations        0.00          0.00           0.00          0.00           0.00
                                             -----------    -----------    ----------    ----------     ----------
  Net income (loss)                          $     (0.21)   $    (0.18)    $    (0.19)   $    (0.08)    $    (0.65)
                                             ============   ===========    ==========    ==========     ==========

Weighted-average common shares outstanding
  Basic                                           44,580         45,249        45,521        46,866         45,987
                                             ===========    ===========    ==========    ==========     ==========
  Diluted                                         44,580         45,249        45,521        46,866         45,987
                                             ===========    ===========    ==========    ==========     ==========

2000
----
Revenues                                     $     1,784    $     1,199    $    1,516    $      602     $    5,101
Cost of revenues                                     574            933           850           363          2,720
Operating expenses                                 4,902          6,715         7,103         8,979         27,699
                                             -----------    ------------   ----------    ----------     ----------
Operating loss                                    (3,692)        (6,449)       (6,437)       (8,740)       (25,318)
Other income (expense)                            42,756          1,555         4,170         1,245         49,726
Provision (benefit) for income taxes                 790           (100)          (57)         (145)           488
                                             -----------    ------------   ----------    ----------     ----------
Income (loss) from continuing operations          38,274         (4,794)       (2,210)       (7,350)        23,920
Income (loss) from discontinued operations           417            (51)         (633)            5           (262)
                                             -----------    ------------   ----------    ----------     ----------
Net income (loss)                            $    38,691    $    (4,845)   $   (2,843)   $   (7,345)    $   23,658
                                             ===========    ============   ==========    ==========     ==========

Basic earnings per common share
  Income (loss) from continuing operations   $      1.00    $    (0.13)    $    (0.05)   $    (0.19)    $     0.63
  Income (loss) from discontinued operations        0.01          0.00          (0.02)         0.00          (0.01)
                                             -----------    -----------    -----------   ----------     ----------
  Net income (loss)                          $      1.01    $    (0.13)    $    (0.07)   $    (0.19)    $     0.62
                                             ===========    ===========    ===========   ==========     ==========

Diluted earnings per common share
  Income (loss) from continuing operations   $      0.93    $    (0.13)    $    (0.05)   $    (0.19)    $     0.59
  Income (loss) from discontinued operations        0.01          0.00          (0.02)         0.00          (0.01)
                                             -----------    -----------    -----------   ----------     ----------
  Net income (loss)                          $      0.94    $    (0.13)    $    (0.07)   $    (0.19)    $     0.58
                                             ===========    ===========    ===========   ==========     ==========

Weighted-average common shares outstanding
  Basic                                           38,147         38,173        38,265        38,349         38,237
                                             ===========    ===========    ==========    ==========     ==========
  Diluted                                         40,955         38,173        38,265        38,349         40,843
                                             ===========    ===========    ==========    ==========     ==========

                                                                          * * * * * *

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of InteliData Technologies Corporation
Reston, Virginia

     We have audited the accompanying consolidated balance sheets of InteliData Technologies Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InteliData Technologies Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
-------------------------


McLean, Virginia
February 20, 2002

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
--------------------------------------------------------------
              ACCOUNTING AND FINANCIAL DISCLOSURE
              -----------------------------------

              None.

PART III
========

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

     The Company incorporates herein by reference the information concerning directors contained in its Proxy Statement for its 2002 Stockholders' Meeting to be filed within 120 days after the end of the Company's fiscal year (the "2002 Proxy Statement").

     Beneficial Ownership Reporting - The Company incorporates herein by reference the information required by Item 405 of Regulation S-K contained in its 2002 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The Company incorporates herein by reference the information concerning executive compensation contained in the 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 2002 Proxy Statement.

PART IV
=======

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1.     FINANCIAL STATEMENTS - See Item 8 of this Report

       2.     FINANCIAL STATEMENT SCHEDULES - None

       3.     EXHIBITS

  Exhibit No.                             Description
  -----------                           ---------------

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

     4.3 Form of Subscription Agreement, by and among the Company and the selling stockholders, including as Appendix I thereto, a Registration Rights Agreement. (Incorporated herein by reference to the Company's Registration Statement on Form S-3, File Number 333-75146).

     4.4 Form of Warrant Certificate. (Incorporated herein by reference to the Company's Registration Statement on Form S-3, File Number 333-75146).

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

  10.2.1 Description of Amendment to the 1996 Incentive Plan. (Incorporated herein by reference to the Company's Proxy Statement filed with the Commission on August 6, 1999).

  10.2.2 Description of Amendment to the 1996 Incentive Plan. (Incorporated herein by reference to the Company's Proxy Statement filed with the Commission on April 24, 2000).

  10.2.3 Description of Amendment to the 1996 Incentive Plan. (Incorporated herein by reference to the Company's Proxy Statement filed with the Commission on April 20, 2001).


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

    10.7 Employment and Non-Competition Agreement between InteliData Technologies Corporation and Michael E. Jennings, dated June 14, 2000 (Incorporated herein by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 2000).

    10.8 Employment and Non-Competition Agreement between InteliData Technologies Corporation and William F. Gorog, dated November 1, 2000 (Incorporated herein by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 2000).

    10.9 Employment and Non-Competition Agreement between InteliData Technologies Corporation and Steven P. Mullins, dated November 1, 2000 (Incorporated herein by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 2000).

   10.10 Employment and Non-Competition Agreement between InteliData Technologies Corporation and Charles A. White, dated January 11, 2001 (Incorporated herein by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended June 30, 2001).

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

   10.12 Indemnity Escrow Agreement, dated January 11, 2001, by and among InteliData Technologies Corporation, Home Account Holdings, Inc., Edward Glassmeyer and Ronald Terry, each in his capacity as representative of the stockholders of Home Account, and SunTrust Bank, Richmond, Virginia, as Escrow Agent. (Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on January 26, 2001).

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

-------------

* filed herewith

(b)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on November 28, as amended on December 6, 2001, relating to InteliData's private placement sale of an aggregate of 2,862,727 shares of its common stock for a price of $2.75 per share, and warrants exercisable for the purchase of 1,431,350 shares of its common stock, at an exercise price of $2.75 per share, resulting in gross proceeds of approximately $7,872,500. The placement agent in the transaction received approximately $472,350 in commissions and warrants exercisable for the purchase of 286,273 shares of InteliData's common stock, at an exercise price of $2.75 per share.

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

Signature                        Title                                 Date

/s/ Alfred S. Dominick, Jr.      President, Chief Executive       March 27, 2002
----------------------------     Officer, and Director
Alfred S. Dominick, Jr.

/s/ William F. Gorog             Chairman of the Board            March 27, 2002
-------------------------------   and Director
William F. Gorog

/s/ Steven P. Mullins            Vice President, Chief            March 27, 2002
-------------------------------  Financial Officer, and
Steven P. Mullins                Treasurer (Principal Financial
                                 and Accounting Officer)

/s/ Neal F. Finnegan             Director                         March 27, 2002
-------------------------------
Neal F. Finnegan

/s/ Patrick F. Graham            Director                         March 27, 2002
-------------------------------
Patrick F. Graham

/s/ John J. McDonnell, Jr.       Director                         March 27, 2002
-------------------------------
John J. McDonnell, Jr.

/s/ L. William Seidman           Director                         March 27, 2002
-------------------------------
L. William Seidman

/s/ Norman J. Tice               Director                         March 27, 2002
-------------------------------
Norman J. Tice

/s/ Charles A. White             Director                         March 27, 2002
-------------------------------
Charles A. White