Form 10-Q
period 2002-03-31
INTELIDATA TECHNOLOGIES CORP
filed 2002-05-10
CIK 1021810

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



For the Quarter ended:  March 31, 2002        Commission File Number  000-21685



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

Yes   X    No
     ----    ---

The number of shares of the registrant's Common Stock outstanding on March 31, 2002 was approximately 49,002,000.



================================================================================

                       INTELIDATA TECHNOLOGIES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1.  Unaudited Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets
           March 31, 2002 and December 31, 2001 ............................   3

           Condensed Consolidated Statements of Operations
           Three Months Ended March 31, 2002 and 2001 ......................   4

           Condensed Consolidated Statement of Changes in Stockholders' Equity
           Three Months Ended March 31, 2002................................   5

           Condensed Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2002 and 2001.......................   6

           Notes to Condensed Consolidated Financial Statements ............   7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................  12

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......  15



PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................................  15


  SIGNATURES................................................................  16

PART I:       FINANCIAL INFORMATION
-------       ---------------------
ITEM 1.       FINANCIAL STATEMENTS
-------       ---------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                        (in thousands, except share data)

                                                                                        2002            2001
                                                                                    ------------    ------------
                                                                                     (unaudited)     (audited)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                      $      8,927    $     12,026
     Investments                                                                           3,294           2,917
     Accounts receivable, net                                                              3,216           4,992
     Other receivables                                                                       259             563
     Prepaid expenses and other current assets                                               486             559
                                                                                    ------------    ------------
         Total current assets                                                             16,182          21,057

NONCURRENT ASSETS
     Property and equipment, net                                                           3,507           3,720
     Goodwill, net                                                                        26,238          22,549
     Intangibles, net                                                                      6,320          10,189
     Other assets                                                                            175             195
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $     52,422    $     57,710
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                               $      2,699    $      3,346
     Accrued expenses                                                                      3,916           5,357
     Deferred revenues                                                                     2,895           3,164
     Other liabilities                                                                       317             324
     Net liabilities of discontinued operations                                              137             204
                                                                                    ------------    ------------
TOTAL CURRENT LIABILITIES                                                                  9,964          12,395
     Net liabilities of discontinued operations                                              200             300
     Other liabilities                                                                       479             540
                                                                                    ------------    ------------
TOTAL LIABILITIES                                                                         10,643          13,235
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
        no shares issued and outstanding                                                      --              --
     Common stock, $0.001 par value; authorized 60,000,000 shares;
        issued 49,808,000 shares in 2002 and 49,724,000 shares in 2001;
        outstanding 49,002,000 shares in 2002 and 48,917,000 shares in 2001                   50              50
     Additional paid-in capital                                                          303,038         303,141
     Treasury stock, at cost:  806,000 shares in 2002 and 2001                            (2,473)         (2,473)
     Deferred compensation                                                                (1,062)         (1,395)
     Accumulated other comprehensive income                                                  210             210
     Accumulated deficit                                                                (257,984)       (255,058)
                                                                                    -------------   ------------
TOTAL STOCKHOLDERS' EQUITY                                                                41,779          44,475
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     52,422    $     57,710
                                                                                    ============    ============

  See accompanying notes to condensed consolidated financial statements.


                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                (in thousands, except per share data; unaudited)


                                                         2002             2001
                                                      ---------        ---------
Revenues
  Software                                           $      128        $    169
  Consulting and services                                 4,580           2,982
                                                     ----------        ---------
     Total revenues                                       4,708           3,151
                                                     ----------        ---------

Cost of revenues
  Software                                                   --               5
  Consulting and services                                 1,959           1,897
                                                     ----------        ---------
     Total cost of revenues                               1,959           1,902
                                                     ----------        ---------

Gross profit                                              2,749           1,249
                                                     ----------        ---------

Operating expenses
   General and administrative                             2,494           2,823
   Sales and marketing                                      850           2,519
   Research and development                               2,542           4,530
   Amortization of goodwill and intangibles                 180           1,176
                                                     ----------        ---------
     Total operating expenses                             6,066          11,048
                                                     ----------        ---------

Operating loss                                           (3,317)         (9,799)
Realized gain on sales of investments                        --           1,130
Unrealized gain (loss) on Sybase warrants                   377            (923)
Other income (expenses), net                                 14             315
                                                     ----------        ---------

Loss before income taxes                                 (2,926)         (9,277)
Provision for income taxes                                   --              --
                                                     ----------        ---------

Loss from continuing operations                          (2,926)         (9,277)
Discontinued operations, net of income taxes                 --              --
                                                     ----------        ---------

Net loss                                                 (2,926)       $ (9,277)
                                                     ==========        =========

Basic loss per common share
  Loss from continuing operations                    $    (0.06)       $  (0.21)
  Income (loss) from discontinued operations               0.00            0.00
                                                     ----------        ---------
  Net loss                                           $    (0.06)       $  (0.21)
                                                     ==========        =========

Diluted loss per common share
  Loss from continuing operations                    $    (0.06)       $  (0.21)
  Income (loss) from discontinued operations               0.00            0.00
                                                     ----------        ---------
  Net loss                                           $    (0.06)       $  (0.21)
                                                     ==========        =========

Basic weighted-average common shares outstanding         48,494          44,580
                                                     ===========       =========
Diluted weighted-average common shares outstanding       48,494          44,580
                                                     ===========       =========

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2002
                            (in thousands; unaudited)




                                                                                                                Accumulated
                                              Common Stock          Additional                                    Other
                                        -------------------------    Paid-in     Treasury       Deferred      Comprehensive
                                          Shares       Amount        Capital       Stock      Compensation       Income
                                        ----------- ------------- ------------- ----------- --------------- ----------------
Balance at January 1, 2002                 49,724   $      50     $   303,141   $  (2,473)  $    (1,395)       $     210
Issuances of common stock:
   Exercises of stock options                   3           -               5           -             -                -
   Issuances of restricted stock              114           -             216           -          (216)               -
Cancellations of restricted stock             (33)          -            (130)          -           130                -
Home Account 2000 incentive plan                -           -            (194)          -           194                -
Amortization of deferred compensation           -           -               -           -           225                -
Net loss                                        -           -               -           -             -                -

Comprehensive loss

                                        ----------- ------------- ------------- ----------- --------------- ----------------

Balance at March 31, 2002                  49,808   $      50     $   303,038   $  (2,473)    $  (1,062)       $     210
                                        =========== ============= ============= =========== =============== ================



                                           Accumulated     Comprehensive
                                             Deficit          Loss          Total
                                         -------------- --------------- ------------
Balance at January 1, 2002               $  (255,058)                   $  44,475
Issuances of common stock:
   Exercises of stock options                      -                            5
   Issuances of restricted stock                   -                            -
Cancellations of restricted stock                  -                            -
Home Account 2000 incentive plan                   -                            -
Amortization of deferred compensation              -                          225
Net loss                                      (2,926)        (2,926)       (2,926)
                                                          ----------
Comprehensive loss                                        $  (2,926)
                                          --------------  ==========    ------------
Balance at March 31, 2002                $  (257,984)                   $  41,779
                                         ==============                 ============

      See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                            (in thousands; unaudited)


                                                                                   2002                   2001
                                                                           -------------            -----------

Cash flows from operating activities
     Loss from continuing operations                                       $    (2,926)            $   (9,277)
     Adjustments to reconcile loss from continuing operations
         to net cash used in operating activities of continuing operations:
         Realized gain on sales of investments                                      --                 (1,130)
         Unrealized (gain) loss on Sybase warrants                                (377)                   923
         Amortization of goodwill and intangibles                                  180                  1,176
         Depreciation and amortization                                             360                    341
         Deferred compensation expense                                             225                    365
         Loss on disposal of property and equipment                                  2                     --
         Changes in certain assets and liabilities:
              Accounts receivable                                                1,776                 (2,021)
              Other receivables                                                    304                 (1,161)
              Prepaid expenses and other current assets                             93                   (212)
              Accounts payable                                                    (597)                (1,185)
              Accrued expenses                                                  (1,509)                (1,393)
              Deferred revenues                                                   (269)                 1,427
                                                                           -----------             ----------
                  Net cash used in operating activities of
                  continuing operations                                         (2,738)               (12,147)
                                                                           -----------             ----------

     Loss from discontinued operations                                              --                     --
     Change in net liabilities of discontinued operations                         (167)                   (41)
                                                                           -----------             ----------
                  Net cash used in operating activities of
                  discontinued operations                                         (167)                   (41)
                                                                           -----------             ----------

                  Net cash used in operating activities                         (2,905)               (12,188)
                                                                           -----------             ----------

Cash flows from investing activities
     Proceeds from sales of investments                                             --                  4,883
     Release of cash from escrow                                                    --                    311
     Purchases of property and equipment                                          (149)                  (224)
     Payments for acquisition costs for Home Account                               (50)                (1,749)
     Cash paid for Home Account common stock                                        --                   (253)
                                                                           -----------             ----------
                  Net cash (used in) provided by investing activities             (199)                 2,968
                                                                           -----------             ----------

Cash flows from financing activities
     Proceeds from issuance of common stock                                          5                    110
     Payments to acquire treasury stock                                             --                    (40)
                                                                           -----------             ----------
                  Net cash provided by financing activities                          5                     70
                                                                           -----------             ----------

                  Decrease in cash and cash equivalents                         (3,099)                (9,150)

                  Cash and cash equivalents, beginning of period                12,026                 27,255
                                                                           -----------             ----------
                  Cash and cash equivalents, end of period                 $     8,927             $   18,105
                                                                           ===========             ==========

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


(1)      Basis of Presentation

     The condensed consolidated balance sheet of InteliData Technologies Corporation ("InteliData" or the "Company") as of March 31, 2002, the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001, and the related condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2002 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. The condensed consolidated balance sheet as of December 31, 2001 was derived from the Company's audited December 31, 2001 balance sheet. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

     The condensed consolidated financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual audited financial statements and notes. These financial statements should be read in conjunction with the annual audited financial statements of the Company and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Form 10-K for the fiscal year ended December 31, 2001.

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

     The Company enters into contracts for its bill payment technology software. This software does not require significant customization. Upon delivery, the Company either recognizes revenue ratably over the contract period for contracts where vendor specific objective evidence ("VSOE") of fair value for post contract customer support ("PCS") does not exist or recognizes revenue in full where VSOE of fair value for PCS does exist.

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

     Emerging Issues Task Force Abstract Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware ("EITF 00-3"), provides guidance in determining whether or not the provisions of Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"), should be applied to hosting arrangements. The Company has some contracts where the customers operate its software in an application services provider environment. The customer may not take possession of the software without incurring significant transition and infrastructure costs, as well as potential payments of fees to the Company for the termination of such arrangements. In cases where the customer has not licensed software from the Company, the customer must also purchase a license prior to having the right to use the software in its own operating environment, in addition to the aforementioned fees. In these situations, the Company applies the guidance under EITF 00-3 and the Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and recognizes the revenue associated with the license and/or implementation fees ratably over the initial term of the contract.

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

(b) Adoption of New Accounting Pronouncement - Prior to January 1, 2001, the Company considered its investment in warrants to purchase common stock of Sybase, Inc. ("Sybase") to be available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that derivatives be recognized in the balance sheet and measured at fair value. Effective January 1, 2001, the Company's investment in the Sybase warrants was accounted for in accordance with SFAS 133.

     SFAS 133 requires that derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's adoption of this pronouncement, effective January 1, 2001, did not result in an adjustment for the cumulative effect of an accounting change, because the carrying value reflected the fair value under the previous accounting guidance. In accordance with SFAS 133, the Company recorded an unrealized gain (loss) on investment of $377,000 and $(923,000), for the three months ended March 31, 2002 and 2001, respectively.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of an amortization and non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not to be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The amortization and non-amortization provisions of SFAS 142 are to be applied to all goodwill and intangible assets acquired after June 30, 2001. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 was adopted by the Company on January 1, 2002.

     The adoption of this accounting standard reduced the amortization expense associated with goodwill and certain intangibles by $996,000 from $1,176,000 for the three months ended March 31, 2001 to $180,000 for the same period in 2002. As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill and the assembled workforce intangible asset, and the assembled workforce intangible asset was combined with goodwill for financial accounting and reporting. Accordingly, the goodwill and intangible asset consist of the following components (in thousands):

     As of March 31, 2002:             Goodwill      Intangible        Total
                                       --------      ----------        -----
         Gross carrying amount       $   29,793      $    7,200       $ 36,993
         Accumulated amortization        (3,555)           (880)        (4,435)
                                     ----------      ----------       --------
         Net                         $   26,238      $    6,320       $ 32,558
                                     ==========      ==========       ========

     As of December 31, 2001:          Goodwill      Intangible        Total
                                       --------      ----------        -----
         Gross carrying amount       $   25,593      $   11,400       $ 36,993
         Accumulated amortization        (3,044)         (1,211)        (4,255)
                                     ----------      ----------       --------
         Net                         $   22,549      $   10,189       $ 32,738
                                     ==========      ==========       ========

     The   estimated   aggregate    amortization    expense   related   to   the
contracts/relationships intangible asset for each of the next five years is as follows (in thousands):

              Year ending December 31:                           Expense
                                                                 -------
                  2002                                           $    720
                  2003                                                720
                  2004                                                720
                  2005                                                720
                  2006                                                720
                                                                 --------
                  Total                                          $  3,600
                                                                 ========

     In accordance with SFAS 142, the Company has six months from adoption (up until June 30, 2002) to complete the initial test for impairment under SFAS 142. As of March 31, 2002, the Company has not yet completed this initial test. The initial test for impairment will be as of January 1, 2002, the adoption date of SFAS 142. In connection with this, the Company will present adjustments that result from its initial application of SFAS 142, if any, as of the beginning of this fiscal year. Additionally, the Company is required to perform reviews for impairment in future periods that may result in future periodic write-downs.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which is effective January 1, 2002. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and some provisions of Accounting Principles Board Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. It also broadens the presentation of discontinued operations to include more disposal transactions. The Company's adoption of this pronouncement on January 1, 2002 did not have a material affect on the Company's financial position, results of operations, or cash flows.

(3)      Acquisition of Home Account

     On January 11,  2001,  the Company  acquired  Home Account  Holdings,  Inc.
("Home Account") and its operating subsidiary, Home Account Network, Inc., pursuant to an agreement and plan of merger whereby a wholly-owned subsidiary of the Company merged with and into Home Account, with Home Account surviving the merger as the Company's wholly-owned subsidiary. This acquisition was accounted for as a purchase. Following the Company's acquisition of Home Account, the Company provides a suite of UNIX-based electronic banking and electronic bill presentment and payment ("EBPP") products and services in an application services provider ("ASP") environment.

     Pursuant to the merger agreement, the Company purchased Home Account for approximately $320,000 in cash and 6,900,000 shares of Company common stock and the merger was accounted for as a purchase. The purchase price was the result of an arm's-length negotiation between the Company and Home Account, based on the Company's evaluation of the fair market value of Home Account's business, including its revenues. The value of the shares issued as part of the purchase consideration of approximately $29,011,000 was measured based on the average of the market price of the issued common stock a few days before and after January 11, 2001 - the date that the merger transaction was agreed to and announced. This amount coupled with the liability associated with the Home Account 2000 Incentive Plan of $2,946,000 resulted in an increase of $31,957,000 in stockholders' equity in fiscal year 2001. The total purchase price of approximately $31,186,000 consisted of the following (in thousands):

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

       Allocation of purchase price:
         Current assets                                            $     1,562
         Property, plant and equipment                                   1,743
         Intangibles                                                    11,400
         Liabilities assumed and other                                  (4,344)
         Liabilities associated with Home Account Incentive Plan        (2,946)
         Acquisition integration liabilities                            (1,822)
         Goodwill                                                       25,593
                                                                   -----------
                                                                   $    31,186
                                                                   ===========

     Intangible assets consist of $4,200,000 for assembled workforce (which has an estimated useful life of eight years prior to the adoption of SFAS 142) and $7,200,000 for contracts/relationships (which has an estimated useful life of ten years). Assembled workforce was determined based on the number of Home Account employees, function, compensation, fringe benefits, recruiting costs, training, and other factors. Contracts/relationships was determined based on the history of low attrition, the high cost of switching, market prices, forecasted revenues, evaluation of competitors, and other factors. Such allocations and designations were completed in accordance with Accounting Principles Board Opinion No. 16, Business Combination. Effective January 1, 2002, the Company adopted SFAS 142 and the appropriate transitional accounting is discussed in
Note 2.

     As a result of the acquisition of Home Account, the Company incurred acquisition expenses for costs to exit certain activities at Home Account locations and to involuntarily terminate employees of the acquired company. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues, have no future economic benefit and which meet certain other criteria, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the acquisition integration liabilities balance of $1,822,000 included in the purchase price allocation are approximately $1,000,000 for lease costs for the now vacated Home Account headquarters in Emeryville, California, and $822,000 related to workforce reduction. As of March 31, 2002, the Company had a remaining liability of $718,000 associated with such lease costs, of which $239,000 is current and $479,000 is noncurrent.

     The workforce reductions focused on three key areas: 1) streamlining development efforts, 2) eliminating redundant administrative overhead and support activities, and 3) restructuring and repositioning of the sales/marketing and research and development organizations to eliminate redundancies in these activities. As of December 31, 2001, 87 positions had been terminated and approximately $822,000 had been paid. No additional changes occurred during the period ended March 31, 2002 and the Company does not expect future adjustments.

     Due to the fact that the acquisition was completed on January 11, 2001, no pro forma quarterly financial information is presented to give effect to the acquisition of Home Account as if it occurred on January 1, 2001. The Company believes that the results of operations for the eleven-day period is not material.

(4)      Home Account 2000 Incentive Plan

     In 2000, Home Account approved the 2000 Incentive Plan to encourage the retention of certain officers and managers of Home Account through a change of control transaction, and after such a transaction to the extent, up to one year, as desired by the acquirer. Upon acquisition of Home Account by an acquirer, the 2000 Incentive Plan provided for the granting to plan participants of an aggregate of 15% of the net amount of the merger consideration allocable to Home Account's preferred stockholders after payment of the debt preference and other expenses associated with a transaction. Under the InteliData and Home Account merger transaction, this incentive plan was payable in the form of InteliData common stock and such payments were to be made by the group of former Home Account preferred stockholders (who were collectively considered as a "principal stockholder" for the purpose of this 2000 Incentive Plan). Two-thirds of the 2000 Incentive Plan allocation vested on the transaction closing date and represented a pre-acquisition expense to Home Account. In connection with the merger transaction, the Company agreed to advance the participants funds to pay for their tax withholding obligations associated with the two-thirds portion. The original principal amount of this receivable balance was approximately $1,116,000. The shares allocable to the participants were placed in an escrow account and were released to the Home Account Stockholders' Representative in accordance with the Merger Consideration Escrow Agreement. As of December 31, 2001, the remaining outstanding receivable balance, including interest, was approximately $466,000 and was reflected in the "Other receivable" balance. On February 4, 2002, the remaining outstanding balance plus additional interest accrued was paid in full.

     The remaining one-third of the participants' allocation vested on January 11, 2002 (one year from the transaction closing date). All forfeited shares reverted to the former preferred stockholders of Home Account. In connection with the 2000 Incentive Plan allocation, the deferred compensation for the one-third portion became fixed and measurable on April 1, 2002 at $155,000 based on $1.20 (the closing price of the Company's common stock at April 1, 2002). The difference between this amount and the recognized expense in the prior periods was recorded as an $183,000 reduction of expense for the three months ended March 31, 2002.

(5)      Discontinued Operations

     As of March 31, 2002, the net liabilities of discontinued operations of $337,000 relate to the telecommunications divisions. This relates to the potential environmental clean up associated with InteliData's former New Milford, Connecticut property. In January 2000, InteliData sold the New Milford, Connecticut building, its only remaining asset in discontinued operations of the telecommunications division. In the context of this sale, InteliData agreed to undertake limited remediation of the site in accordance with applicable state law. The subject site is not a federal or state Superfund site and InteliData has not been named a "potentially responsible party" at the site. The remediation plan agreed to with the purchaser allows InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Further, at the time of the sale of the facility, InteliData established a $200,000 escrow account for certain investigation/remediation costs. As of March 31, 2002, this escrow account balance remained at $200,000. Moreover, InteliData has obtained environmental insurance to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. InteliData estimates its remaining liability related to this matter and other costs to be approximately $337,000 and has recorded a liability for this amount.

     The Company has engaged a legal firm and an environmental specialist firm to represent InteliData regarding this matter. The timing of the ultimate resolution of this matter is estimated to be from three to five years under the Company's proposed compliance plan, which involves a natural attenuation and periodic compliance monitoring approach. Management does not believe that the resolution of this matter will likely have a material adverse effect on the Company's financial condition or results of operations.

                                   * * * * * *

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

Results of Operations for the three months ended March 31, 2002 and 2001

     The following represents the results of operations for InteliData Technologies Corporation for the three months ended March 31, 2002 and 2001. Such information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

Revenues

     The Company's first quarter revenues were $4,708,000 in 2002 compared to $3,151,001 in 2001, an increase of $1,557,000. The increase was a result of an increase in consulting and services revenues of $1,598,000 and offset by a decrease in software revenues of $41,000. During the first quarter of 2002, the Company generated $128,000 from software sales and $4,580,000 from consulting and services. During the first quarter of 2001, software revenues contributed $169,000 and consulting and services contributed $2,982,000.

     The increase in consulting and services revenues from the first quarter of 2001 to the first quarter of 2002 was primarily due to increases in the Company's recurring revenue from fees associated with its application services provider ("ASP") operations.

Cost of Revenues and Gross Profit

     The Company's cost of revenues increased $57,000 to $1,959,000 in the first quarter 2002 from $1,902,000 in the first quarter in 2001. The increase was primarily due to increased revenues.

     Overall gross profit margins increased to 58% for the first quarter of 2002 from 40% for the first quarter of 2001. The increase in gross profit margins was attributable to an increase in recurring revenue. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with an ASP business model, competitive pricing pressure, the introduction of new products, and changes in volume.

General and Administrative

     General and administrative expenses decreased $329,000 to $2,494,000 in the first quarter of 2002 from $2,823,000 in the first quarter of 2001. The decrease was primarily attributable to the Company's reduction of redundant corporate and administrative expenses that resulted from the purchase of Home Account, which included the elimination of the former Home Account headquarters. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Sales and Marketing

     Sales and marketing expenses decreased $1,669,000 to $850,000 in the first quarter of 2002 from $2,519,000 in the first quarter of 2001. This was primarily attributable to decreases in the number of selling and marketing employees, travel and outside professional services. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Research and Development

     Research and development costs decreased $1,988,000 to $2,542,000 in the first quarter of 2002 from $4,530,000 in the first quarter of 2001. The decrease was primarily attributable to the Company's expense reduction efforts in combining the operations of InteliData and Home Account and finding efficiencies and synergies while eliminating redundancies. The Company incurs research and development expenses primarily in writing and developing the Interpose(R) Transaction Engine for the Open Financial Exchange ("OFX") standard and building the Interactive Financial Exchange ("IFX")-based network electronic bill payment switch for our Interpose(R) and EBPP solutions. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Amortization of Goodwill and Intangibles

     Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") requires the Company to not amortize goodwill and certain intangibles into results of operations, but instead the Company would review these assets for impairment. The assets would be written down and impairment losses would be charged to results of operations only in the periods in which the recorded values are determined to be more than their fair values. The adoption of this accounting standard, as of January 1, 2002, reduced the amortization expense associated with goodwill and certain intangibles by $996,000 from $1,176,000 for the three months ended March 31, 2001 to $180,000 for the same period in 2002. As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill and the assembled workforce intangible asset, and the assembled workforce intangible asset was combined with goodwill for financial accounting and reporting.

Realized Gains on Sales of Investments

     On January 20, 2000, Home Financial Network, Inc. ("HFN"), a company in which InteliData held approximately a 25% ownership interest, merged with Sybase, Inc. ("Sybase"). InteliData accounted for its investment in HFN using the equity method. As of the merger date, such investment's carrying value was zero. In exchange for its portion of ownership in HFN, InteliData received approximately $5,867,000 in cash and approximately 1,770,000 shares of Sybase stock. The Company also held warrants to purchase HFN common stock. As part of the merger agreement, such warrants were converted into warrants to purchase Sybase common stock. The Company received 640,000 "warrant units" with an exercise price of $2.60 per warrant unit. Upon exercise of each warrant unit, the Company is entitled to receive $1.153448 in cash and 0.34794 share of Sybase common stock. The Company recognized a gain of approximately $1,259,000 on this transaction during the first quarter of 2001.

     As part of this merger transaction, an escrow account was established to provide Sybase indemnity protection against possible claims that might arise against HFN. Approximately 133,000 shares of Sybase common stock owned by InteliData were put in escrow, along with approximately $440,000 of cash. In March 2001, the Company received the escrow payments less approximately $129,000 for miscellaneous claims under the escrow provision and the Company recorded a loss on escrow in the first quarter of 2001 of $129,000. The remaining holdings of Sybase common stock were sold during 2001. At March 31, 2002, the Company owned all 640,000 warrant units described above.

     Prior to January 1, 2001, the Company considered its investment in Sybase common stock and warrants to purchase Sybase common stock to be available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity
Securities ("SFAS 115"). Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that derivatives be recognized in the balance sheet and measured at fair value.

     In accordance with SFAS 115, the balance sheets include $210,000 of unrealized gain on investments (net of taxes), within stockholders' equity as of March 31, 2002 and December 31, 2001. As of March 31, 2002, the accumulated other comprehensive income balance represents the changes in the fair market value of the Sybase common stock. In accordance with SFAS 133, the change in the fair market value of the Sybase warrants was recorded in the statement of operations (see below).

     SFAS 133 requires that derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's adoption of this pronouncement, effective January 1, 2001, did not result in an adjustment for the cumulative effect of an accounting change, because the carrying value reflected the fair value under the previous accounting guidance. In accordance with SFAS 133, the Company recorded an unrealized gain (loss) on investment of $377,000 and $(923,000) in the statements of operations for the three months ended March 31, 2002 and 2001, respectively.

Other Income

     Other income, primarily investment and interest income, decreased $301,000 to $14,000 in the first quarter of 2002 from $315,000 in the first quarter of 2001. The decrease is associated with decreased levels of cash and cash equivalents in 2002 as compared to 2001, and the incurrence of other expenses in 2002.

Weighted-Average Common Shares Outstanding and Basic and Diluted Loss Per Common Share

     The basic and diluted weighted-average common shares increased to 48,494,000 for the first quarter of 2002 compared to 44,580,000 for the first quarter of 2001. The increase resulted primarily from the exercise of stock options and warrants, stock purchases under the Employee Stock Purchase Plan, and the issuance of 2,863,000 shares for the private placements that closed in November and December of 2001.

     Losses from continuing operations were $2,926,000 and $9,277,000 for the three-month periods ended March 31, 2002 and 2001, while there were no gain or loss from discontinued operations in either period. Net losses were $2,926,000 and $9,277,000 for 2002 and 2001, respectively.

     As a result of the foregoing, basic and diluted net loss per common share was ($0.06) for the first quarter of 2002 compared to a basic and diluted net loss per common share of ($0.21) for the first quarter of 2001.

Liquidity and Capital Resources

     During the first quarter of 2002, the Company's cash and cash equivalents decreased by $3,099,000. At March 31, 2002, the Company had $8,927,000 in cash and cash equivalents, $3,294,000 in investments, $6,218,000 of working capital with no long-term debt, and $41,779,000 in stockholders' equity. The Company's principal needs for cash in the first quarter of 2002 were for funding operating losses. The Company funded decreases in accounts payable and accrued expenses of $597,000 and $1,509,000, respectively, for the three months ended March 31, 2002, which was offset by a decrease in accounts receivable of $1,776,000.

     The Company's cash requirements for operating activities in the first three months of 2002 were financed primarily by cash and cash equivalents on hand.

     Net cash used in investing activities in the first quarter of 2002 was $199,000. This was primarily related to the purchase of property and equipment of $149,000 and cash paid for acquisition costs related to the purchase of Home Account of $50,000.

     Financing activities provided net cash of $5,000 in the first quarter of 2002 from the issuance of the Company's common stock for stock option exercises.

     During 2002, the Company expects its operating losses to continue declining based on increases in revenues due to increases in the adoption rates and penetration rates of Internet Banking, Card Solutions(TM) and EBPP Solutions, and based on our periodic rationalization of headcount and other expenses in light of our available capital and anticipated business forecast. Based on the Company's current capital levels and its assumptions about future operating results, the Company believes that it will have sufficient resources to fund existing operating plans. However, if actual results differ materially from current assumptions, the Company may not have sufficient capital resources and may have to modify operating plans and/or seek additional capital resources.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The information contained in this report includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the Company's ability to continue funding operating losses, the Company's ability to manage expenses in line with anticipated business levels, the ability of the Company to complete product implementations in required time frames and the Company's ability to increase its recurring revenues and profits through its ASP business model, the impact of competitive products, pricing pressure, product demand and market acceptance risks, pace of consumer acceptance of home banking and reliance on the Company's bank clients to increase usage of Internet banking by their customers, the effects of general economic conditions on the financial services industries, mergers and acquisitions, risk of integration of the Company's technology by large software companies, the ability of financial institution customers to implement applications in the anticipated time frames or with the anticipated features, functionality or benefits, reliance on key strategic alliances and newly emerging technologies, the ability of the Company to leverage its Spectrum relationship into new business opportunities in the EBPP market, the on-going viability of the mainframe marketplace and demand for traditional mainframe products, the ability to attract and retain key employees, the availability of cash for long-term growth, product obsolescence, ability to reduce product costs, fluctuations in operating results, delays in development of highly complex products and other risks detailed from time to time in InteliData filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 2001. These risks could cause the Company's actual results for 2002 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, InteliData. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act. InteliData is not under any obligation (and expressly disclaims an obligation) to update or alter its forward-looking statements, whether as a result of new information or otherwise. * * * * * *

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
--------------------------------------------------------------
               MARKET RISK
               -----------

     The Company currently has no long-term debt and is not currently engaged in any transactions that involve foreign currency. The Company does not engage in hedging activities.

     As of March 31, 2002, the fair value of the Company's investment portfolio was approximately $3,294,000, which consisted of $3,053,000 of warrants to purchase Sybase common stock and $241,000 of fixed income securities. Changes in the fair value of the fixed income securities will continue to be recognized in shareholders' equity (as a component of comprehensive income). SFAS 133, which the Company adopted effective January 1, 2001, requires that changes in the fair value of the warrants to purchase Sybase common stock be recognized periodically in income. In accordance with SFAS 133, the Company recorded an unrealized gain on investment of $377,000 in the statement of operations for the three months ended March 31, 2002. A 10% fluctuation in the stock price would result in an approximate effect of $305,000 in the fair value of the Company's holdings of Sybase warrants.


PART II:       OTHER INFORMATION
--------------------------------
ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------------
(a)      Exhibits
         --------

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


                                 INTELIDATA TECHNOLOGIES CORPORATION



                                 By:    /s/ Alfred S. Dominick, Jr.
                                       -----------------------------------------
                                       Alfred S. Dominick, Jr.
                                       President, Chief Executive Officer,
                                       and Director


                                        /s/ John R. Polchin
                                       -----------------------------------------
                                       John R. Polchin
                                       Vice President, Chief Financial Officer,
                                       and Treasurer