Form 10-Q
period 2002-06-30
INTELIDATA TECHNOLOGIES CORP
filed 2002-08-12
CIK 1021810

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



 For the Quarter Ended:  June 30, 2002        Commission File Number  000-21685



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

The number of shares of the registrant's Common Stock outstanding on June 30, 2002 was approximately 49,027,000.



================================================================================

                       INTELIDATA TECHNOLOGIES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1.  Unaudited Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets
           June 30, 2002 and December 31, 2001 ..............................  3

           Condensed Consolidated Statements of Operations
           Three and Six Months Ended June 30, 2002 and 2001 ................  4

           Condensed Consolidated Statement of Changes in Stockholders' Equity
           Six Months Ended June 30, 2002....................................  5

           Condensed Consolidated Statements of Cash Flows
           Six Months Ended March 31, 2002 and 2001..........................  6

           Notes to Condensed Consolidated Financial Statements .............  7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ........................................ 13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 19

  Item 4.  Submission of Matters to a Vote of Security Holders............... 20



PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................................. 20


  SIGNATURES      ........................................................... 21

PART I:       FINANCIAL INFORMATION
-----------------------------------
ITEM 1.       FINANCIAL STATEMENTS
----------------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                  (in thousands, except share data; unaudited)


                                                                                         2002            2001
                                                                                    ------------    ------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                      $      7,447    $     12,026
     Investments                                                                             259           2,917
     Accounts receivable, net                                                              3,548           4,992
     Other receivables                                                                       208             563
     Prepaid expenses and other current assets                                               474             559
                                                                                    ------------    ------------
         Total current assets                                                             11,936          21,057


NONCURRENT ASSETS
     Property and equipment, net                                                           3,284           3,720
     Goodwill, net                                                                        26,238          22,549
     Intangibles, net                                                                      6,140          10,189
     Other assets                                                                            175             195
                                                                                    ------------    ------------
TOTAL ASSETS                                                                        $     47,773     $    57,710
                                                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                               $      2,220    $      3,346
     Accrued expenses                                                                      4,009           5,357
     Deferred revenues                                                                     2,492           3,164
     Other liabilities                                                                       247             324
     Net liabilities of discontinued operations                                              108             204
                                                                                    ------------    ------------
TOTAL CURRENT LIABILITIES                                                                  9,076          12,395
     Net liabilities of discontinued operations                                              200             300
     Other liabilities                                                                       428             540
                                                                                    ------------    ------------
TOTAL LIABILITIES                                                                          9,704          13,235
                                                                                    ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
        no shares issued and outstanding                                                      --              --
     Common stock, $0.001 par value; authorized 100,000,000 shares;
        issued 49,833,000 shares in 2002 and 49,724,000 shares in 2001;
        outstanding 49,027,000 shares in 2002 and 48,917,000 shares in 2001                   50              50
     Additional paid-in capital                                                          302,989         303,141
     Treasury stock, at cost:  806,000 shares in 2002 and 2001                            (2,473)         (2,473)
     Deferred compensation                                                                  (669)         (1,395)
     Accumulated other comprehensive income                                                    9             210
     Accumulated deficit                                                                (261,837)       (255,058)
                                                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                38,069          44,475
                                                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     47,773    $     57,710
                                                                                    ============    ============
   See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                (in thousands, except per share data; unaudited)


                                                             Three Months Ended                  Six Months Ended
                                                                   June 30,                          June 30,
                                                          ---------------------------        ---------------------------
                                                             2002              2001            2002              2001
                                                          ---------        ----------        ---------        ----------

Revenues
     Software                                             $    393         $     239         $    521         $     408
     Consulting and services                                 5,068             4,116            9,648             7,098
                                                          ---------        ----------        ---------        ----------
         Total revenues                                      5,461             4,355           10,169             7,506
                                                          ---------        ----------        ---------        ----------
Cost of revenues
     Software                                                   --                --               --                 5
     Consulting and services                                 2,079             2,117            4,038             4,014
                                                          ---------        ----------        ---------        ----------
         Total cost of revenues                              2,079             2,117            4,038             4,019
                                                          ---------        ----------        ---------        ----------

         Gross profit                                        3,382             2,238            6,131             3,487

Operating expenses
     General and administrative                              2,436             2,669            4,930             5,492
     Sales and marketing                                       904             2,632            1,754             5,151
     Research and development                                2,631             4,255            5,173             8,785
     Amortization of goodwill and intangibles                  180             1,352              360             2,528
                                                          ---------        ----------        ---------        ----------
         Total operating expenses                            6,151            10,908           12,217            21,956
                                                          ---------        ----------        ---------        ----------

Operating loss                                              (2,769)           (8,670)          (6,086)          (18,469)
Realized gain (loss) on sales of investments                  (748)               --             (748)            1,130
Unrealized gain (loss) on Sybase warrants                     (377)              209               --              (714)
Other income (expenses), net                                    41               166               55               481
                                                          ---------        ----------        ---------        ----------
Loss before income taxes                                    (3,853)           (8,295)          (6,779)          (17,572)
Provision for income taxes                                      --                --               --                --
                                                          ---------        ----------        ---------        ----------

Loss from continuing operations                             (3,853)           (8,295)          (6,779)          (17,572)
Discontinued operations, net of income taxes                    --                --               --                --
                                                          ---------        ----------        ---------        ----------

Net loss                                                  $ (3,853)        $  (8,295)        $ (6,779)        $ (17,572)
                                                          =========        ==========        =========        ==========
Basic loss per common share
     Loss from continuing operations                      $  (0.08)        $   (0.18)        $  (0.14)        $   (0.39)
     Income (loss) from discontinued operations               0.00              0.00             0.00              0.00
                                                          ---------        ----------        ---------        ----------
     Net loss                                             $  (0.08)        $   (0.18)        $  (0.14)        $   (0.39)
                                                          =========        ==========       ==========       ===========
Diluted loss per common share
     Loss from continuing operations                      $  (0.08)        $   (0.18)        $  (0.14)        $   (0.39)
     Income (loss) from discontinued operations               0.00              0.00             0.00              0.00
                                                          ---------        ----------        ---------        ----------
     Net loss                                             $  (0.08)        $   (0.18)        $  (0.14)        $   (0.39)
                                                          =========        ==========        =========        ==========

Basic weighted-average common shares outstanding            48,501            45,249           48,513            44,758
                                                          =========        ==========        =========        ==========
Diluted weighted-average common shares outstanding          48,501            45,249           48,513            44,758
                                                          =========        ==========        =========        ==========


   See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2002
                            (in thousands; unaudited)




                                                                                                              Accumulated
                                                                   Additional                                    Other
                                              Common Stock          Paid-in      Treasury      Deferred      Comprehensive
                                        -------------------------
                                          Shares       Amount       Capital       Stock      Compensation       Income
                                        ----------- ------------- ------------- ----------- --------------- ----------------


Balance at January 1, 2002                 49,724   $      50     $   303,141   $  (2,473)  $    (1,395)       $     210
Issuances of common stock:
   Exercises of stock options                  11           -              15           -             -                -
   Employee stock purchase plan                19           -              23           -             -                -
   Issuances of restricted stock              139           -             247           -          (247)               -
Cancellations of restricted stock             (60)          -            (243)          -           243                -
Home Account 2000 incentive plan                -           -            (194)          -           194                -
Realized gain on investments sold,
   net of income taxes                          -           -               -           -             -             (210)
Unrealized gain on investments,
   net of income taxes                          -           -               -           -             -                9
Amortization of deferred compensation           -           -               -           -           536                -
Net loss                                        -           -               -           -             -                -
Comprehensive loss
                                        ----------- ------------- ------------- ----------- --------------- ----------------

Balance at June 30, 2002                   49,833   $      50     $   302,989   $  (2,473)    $    (669)       $       9
                                        =========== ============= ============= =========== =============== ================

                                         Accumulated   Comprehensive

                                           Deficit          Loss          Total
                                        -------------- --------------- ------------

Balance at January 1, 2002              $  (255,058)                   $  44,475
Issuances of common stock:
   Exercises of stock options                     -                           15
   Employee stock purchase plan                   -                           23
   Issuances of restricted stock                  -                            -
Cancellations of restricted stock                 -                            -
Home Account 2000 incentive plan                  -                            -
Realized gain on investments sold,
   net of income taxes                            -           (210)       (210)
Unrealized gain on investments,
   net of income taxes                            -              9             9
Amortization of deferred compensation             -                          536
Net loss                                     (6,779)        (6,779)       (6,779)
Comprehensive loss                                       $  (6,980)
                                        -------------- ==============  ------------
Balance at June 30, 2002                $  (261,837)                   $  38,069
                                        ==============                 ============

     See accompanying notes to condensed consolidated financial statements.


                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                            (in thousands; unaudited)

                                                                                 2002                   2001
                                                                           ------------            -----------

Cash flows from operating activities
     Loss from continuing operations                                       $    (6,779)            $  (17,572)
     Adjustments to reconcile loss from continuing operations
         to net cash used in operating activities of continuing operations:
         Realized (gain) loss on sales of investments                              748                 (1,130)
         Unrealized loss on Sybase warrants                                         --                    714
         Amortization of goodwill and intangibles                                  360                  2,528
         Depreciation and amortization                                             745                    800
         Deferred compensation expense                                             536                  1,002
         Loss on disposal of property and equipment                                  2                     --
         Changes in certain assets and liabilities:
              Accounts receivable                                                1,444                 (2,994)
              Other receivables                                                    355                 (1,175)
              Prepaid expenses and other current assets                            105                    (96)
              Accounts payable                                                  (1,076)                  (737)
              Accrued expenses                                                  (1,546)                (1,251)
              Deferred revenues                                                   (672)                 1,343
                                                                           ------------            -----------
                  Net cash used in operating activities of
                  continuing operations                                         (5,778)               (18,568)
                                                                           ------------            -----------
     Loss from discontinued operations                                              --                     --
     Change in net liabilities of discontinued operations                         (196)                  (132)
                                                                           ------------            -----------
                  Net cash used in operating activities of
                  discontinued operations                                         (196)                  (132)
                                                                           ------------            -----------
                  Net cash used in operating activities                         (5,974)               (18,700)

Cash flows from investing activities
     Net proceeds from warrant exercise and sales of investments                 1,718                  4,883
     Release of cash from escrow                                                    --                    311
     Purchases of property and equipment                                          (311)                  (507)
     Payments for acquisition costs for Home Account                               (50)                (1,749)
     Cash paid for Home Account common stock                                        --                   (268)
                                                                           ------------            -----------
                  Net cash provided by investing activities                      1,357                  2,670

                                                                           ------------            -----------
Cash flows from financing activities
     Proceeds from issuance of common stock                                         38                    397
     Payments to acquire treasury stock                                             --                    (40)
                                                                           ------------            -----------
                  Net cash provided by financing activities                         38                    357

                  Decrease in cash and cash equivalents                         (4,579)               (15,673)

                  Cash and cash equivalents, beginning of period                12,026                 27,255
                                                                           ------------            -----------
                  Cash and cash equivalents, end of period                 $     7,447             $   11,582
                                                                           ============            ===========

    See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


(1)  Basis of Presentation

     The condensed consolidated balance sheet of InteliData Technologies Corporation ("InteliData" or the "Company") as of June 30, 2002, the related condensed consolidated statements of operations and cash flows for the six-month periods ended June 30, 2002 and 2001, and the related condensed consolidated statement of changes in stockholders' equity for the six-month period ended June 30, 2002 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. The condensed consolidated balance sheet as of December 31, 2001 was derived from the Company's audited December 31, 2001 balance sheet. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

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

     SFAS 133 requires that derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's adoption of this pronouncement, effective January 1, 2001, did not result in an adjustment for the cumulative effect of an accounting change, because the carrying value reflected the fair value under the previous accounting guidance. In accordance with SFAS 133, the Company recorded an unrealized gain (loss) on investment of $0 and $(714,000), for the six months ended June 30, 2002 and 2001, respectively.

     The Company held 640,000 warrant units with an exercise price of $2.60 per warrant unit. Upon exercise of each warrant unit, the Company was entitled to receive $1.153448 in cash and 0.34794 share of Sybase common stock. During June 2002, the Company exercised all of its 640,000 warrants units to purchase Sybase common stock and sold the resulting 223,000 shares of Sybase common stock. The Company received net proceeds of approximately $1,718,000 and recognized a realized loss from sales of investments of approximately $748,000.

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

     As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill and the assembled workforce intangible asset, and the assembled workforce intangible asset was combined with goodwill for financial accounting and reporting. Accordingly, the goodwill and intangible asset consist of the following components (in thousands):

     As of June 30, 2002:               Goodwill      Intangible        Total
                                      -----------     -----------      ---------
         Gross carrying amount        $   29,793      $    7,200       $ 36,993
         Accumulated amortization         (3,555)         (1,060)        (4,615)
                                      -----------     -----------      ---------
         Net                          $   26,238      $    6,140       $ 32,378
                                     ============     ===========      =========

     As of December 31, 2001:           Goodwill      Intangible        Total
                                      -----------     -----------      ---------
         Gross carrying amount        $   25,593      $   11,400       $ 36,993
         Accumulated amortization         (3,044)         (1,211)        (4,255)
                                      -----------     -----------      ---------
         Net                          $   22,549      $   10,189       $ 32,738
                                     ============     ===========      =========

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

     In accordance with SFAS 142, the Company had six months from adoption (up until June 30, 2002) to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS No. 142, the Company has conducted the first step of the impairment tests as described above. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. The Company is required to perform reviews for impairment in future periods that may result in future periodic write-downs.

     The adoption of this accounting standard reduced the amortization expense associated with goodwill and certain intangibles by $2,168,000 from $2,528,000 for the six months ended June 30, 2001 to $360,000 for the same period in 2002. The following sets forth a reconciliation of loss from continuing operations and earnings per share information for the three months and six months ended June 30, 2002 and 2001, as adjusted for the non-amortization provisions of SFAS 142 (in thousands, except per share data):


                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                ----------------------------       -----------------------------
                                                     2002              2001            2002               2001
                                                 ----------       ----------        ----------       -----------

Reported loss from continuing operations         $  (3,853)       $  (8,295)        $  (6,779)       $  (17,572)
Add:  Goodwill amortization, net of taxes               --            1,172                --             2,188
                                                 ----------       ----------        ----------       -----------

Adjusted loss from continuing operations            (3,853)          (7,123)           (6,779)          (15,384)
Reported income (loss) discontinued operations          --               --                --                --
                                                 ----------       ----------        ----------       -----------

Adjusted net loss                                $  (3,853)       $  (7,123)        $  (6,779)       $  (15,384)
                                                 ==========       ==========        ==========       ===========

Basic and diluted loss per common share
     Adjusted loss from continuing operations    $  (0.08)        $   (0.16)           $(0.14)            $(0.34)
     Income (loss) from discontinued operations      0.00              0.00              0.00               0.00
                                                 ----------       ----------        ----------       -----------
     Adjusted net loss                           $  (0.08)        $   (0.16)           $(0.14)            $(0.34)
                                                 ==========       ==========        ==========       ===========

Basic and diluted weighted-average
     common shares outstanding                      48,501           45,249            48,513            44,758
                                                 ==========       ==========        ==========       ===========

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

     Allocation of purchase price:
         Current assets                                            $      1,562
         Property, plant and equipment                                    1,743
         Intangibles                                                     11,400
         Liabilities assumed and other                                   (4,344)
         Liabilities associated with Home Account Incentive Plan         (2,946)
         Acquisition integration liabilities                             (1,822)
         Goodwill                                                        25,593
                                                                   ------------
                                                                   $     31,186
                                                                   ============

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

     As a result of the acquisition of Home Account, the Company incurred acquisition expenses for costs to exit certain activities at Home Account locations and to involuntarily terminate employees of the acquired company. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues, have no future economic benefit and which meet certain other criteria, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the acquisition integration liabilities balance of $1,822,000 included in the purchase price allocation are approximately $1,000,000 for lease costs for the now vacated Home Account headquarters in Emeryville, California, and $822,000 related to workforce reduction. As of June 30, 2002, the Company had a remaining liability of $675,000 associated with such lease costs, of which $247,000 is current and $428,000 is noncurrent.

     The workforce reductions focused on three key areas: 1) streamlining development efforts, 2) eliminating redundant administrative overhead and support activities, and 3) restructuring and repositioning of the sales/marketing and research and development organizations to eliminate redundancies in these activities. As of December 31, 2001, 87 positions had been terminated and approximately $822,000 had been paid. No additional changes occurred during the period ended June 30, 2002 and the Company does not expect future adjustments.

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

     The remaining one-third of the participants' allocation vested on January 11, 2002 (one year from the transaction closing date). All forfeited shares reverted to the former preferred stockholders of Home Account. In connection with the 2000 Incentive Plan allocation, the deferred compensation for the one-third portion became fixed and measurable on April 1, 2002 at $155,000 based on $1.20 (the closing price of the Company's common stock at April 1, 2002). The difference between this amount and the recognized expense in the prior periods was recorded as an $183,000 reduction of expense during the first quarter of 2002.

(5)  Discontinued Operations

     As of June 30, 2002, the net liabilities of discontinued operations of $308,000 relate to the telecommunications divisions. This relates to the potential environmental clean up associated with InteliData's former New Milford, Connecticut property. In January 2000, InteliData sold the New Milford, Connecticut building, its only remaining asset in discontinued operations of the telecommunications division. In the context of this sale, InteliData agreed to undertake limited remediation of the site in accordance with applicable state law. The subject site is not a federal or state Superfund site and InteliData has not been named a "potentially responsible party" at the site. The remediation plan agreed to with the purchaser allows InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Further, at the time of the sale of the facility, InteliData established a $200,000 escrow account for certain investigation/remediation costs. As of June 30, 2002, this escrow account balance remained at $200,000. Moreover, InteliData has obtained environmental insurance to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. InteliData estimates its remaining liability related to this matter and other costs to be approximately $308,000 and has recorded a liability for this amount.

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

                                   * * * * * *

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
---------------------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------

Results of Operations for the Three Months Ended June 30, 2002 and 2001

     The following represents the results of operations for InteliData Technologies Corporation for the three months ended June 30, 2002 and 2001. Such information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

Revenues

     The Company's second quarter revenues were $5,461,000 in 2002 compared to $4,355,000 in 2001, an increase of $1,106,000. The increase was a result of an increase in consulting and services revenues of $952,000 and an increase in software revenues of $154,000. During the second quarter of 2002, the Company generated $393,000 from software sales and $5,068,000 from consulting and services. During the second quarter of 2001, software revenues contributed $239,000 and consulting and services contributed $4,116,000.

     The increase in consulting and services revenues from the second quarter of 2001 to the second quarter of 2002 was primarily due to increases in the Company's recurring revenue from fees associated with its application services provider ("ASP") operations.

Cost of Revenues and Gross Profit

     The Company's cost of revenues decreased $38,000 to $2,079,000 in the second quarter of 2002 from $2,117,000 in the second quarter in 2001. The decrease was due to the offsetting of approximately $165,000 of costs against a forward loss accrual that was expensed in previous periods, offset by the increased costs associated with increased revenues.

     Overall gross profit margins increased to 62% for the second quarter of 2002 from 51% for the second quarter of 2001. The increase in gross profit margins was attributable to an increase in recurring revenue coupled with the decrease in cost of revenues as discussed above. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with an ASP business model, competitive pricing pressure, the introduction of new products, and changes in volume.

General and Administrative

     General and administrative expenses decreased $233,000 to $2,436,000 in the second quarter of 2002 from $2,669,000 in the second quarter of 2001. The decrease was primarily attributable to the Company's reduction of redundant corporate and administrative expenses that resulted from the purchase of Home Account, which included the elimination of the former Home Account headquarters. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Sales and Marketing

     Sales and marketing expenses decreased $1,728,000 to $904,000 in the second quarter of 2002 from $2,632,000 in the second quarter of 2001. This was primarily attributable to decreases in the number of selling and marketing employees, travel and outside professional services associated with efficiencies and synergies while eliminating redundancies that resulted from the purchase of Home Account. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Research and Development

     Research and development costs decreased $1,624,000 to $2,631,000 in the second quarter of 2002 from $4,255,000 in the second quarter of 2001. The decrease was primarily attributable to the Company's expense reduction efforts in combining the operations of InteliData and Home Account and finding efficiencies and synergies while eliminating redundancies. The Company incurs research and development expenses primarily in writing and developing the Interpose(R) Transaction Engine for the Open Financial Exchange ("OFX") standard and building the Interactive Financial Exchange ("IFX")-based network electronic bill payment switch for our Interpose(R) and EBPP solutions. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Amortization of Goodwill and Intangibles

     Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), requires the Company to not amortize goodwill and certain intangibles into results of operations, but instead the Company would review these assets for impairment. The assets would be written down and impairment losses would be charged to results of operations only in the periods in which the recorded values are determined to be more than their fair values. The adoption of this accounting standard, as of January 1, 2002, reduced the amortization expense associated with goodwill and certain intangibles by $1,172,000 from $1,352,000 for the three months ended June 30, 2001 to $180,000 for the same period in 2002. As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill and the assembled workforce intangible asset, and the assembled workforce intangible asset was combined with goodwill for financial accounting and reporting.

     In accordance with SFAS 142, the Company had six months from adoption (up until June 30, 2002) to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS No. 142, the Company has conducted the first step of the impairment tests. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. The Company is required to perform reviews for impairment in future periods that may result in future periodic write-downs.

Realized Gains on Sales of Investments

     On January 20, 2000, Home Financial Network, Inc. ("HFN"), a company in which InteliData held approximately a 25% ownership interest, merged with Sybase, Inc. ("Sybase"). InteliData accounted for its investment in HFN using the equity method. As of the merger date, such investment's carrying value was zero. In exchange for its portion of ownership in HFN, InteliData received approximately $5,867,000 in cash and approximately 1,770,000 shares of Sybase stock. The Company also held warrants to purchase HFN common stock. As part of the merger agreement, such warrants were converted into warrants to purchase Sybase common stock. The Company received 640,000 "warrant units" with an exercise price of $2.60 per warrant unit. Upon exercise of each warrant unit, the Company was entitled to receive $1.153448 in cash and 0.34794 share of Sybase common stock.

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

     In accordance with SFAS 115, the balance sheets include $9,000 and $210,000 of unrealized gain on investments (net of taxes), within stockholders' equity as of June 30, 2002 and December 31, 2001, respectively. As of June 30, 2002, the accumulated other comprehensive income balance represents the changes in the fair market value. In accordance with SFAS 133, the change in the fair market value of the Sybase warrants was recorded in the statement of operations (see below).

     SFAS 133 requires that derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's adoption of this pronouncement, effective January 1, 2001, did not result in an adjustment for the cumulative effect of an accounting change, because the carrying value reflected the fair value under the previous accounting guidance. In accordance with SFAS 133, the Company recorded an unrealized gain on investment of $209,000 in the statements of operations for the three months ended June 30, 2001. Additionally, the Company recorded a $377,000 unrealized loss during the second quarter of 2002 to bring the year-to-date unrealized loss to $0, in order to reflect the exercise of the Sybase warrants.

     During June 2002, the Company exercised all of its 640,000 warrants units to purchase Sybase common stock and sold the resulting 223,000 shares of Sybase common stock. The Company received net proceeds of approximately $1,718,000 and recognized a realized loss from sales of investments of approximately $748,000.

Other Income

     Other income, primarily investment and interest income, decreased $125,000 to $41,000 in the second quarter of 2002 from $166,000 in the second quarter of 2001. The decrease is associated with decreased levels of cash and cash equivalents in 2002 as compared to 2001, and the incurrence of other expenses in 2002.

Weighted-Average Common Shares Outstanding and Basic and Diluted Loss Per Common Share

     The basic and diluted weighted-average common shares increased to 48,501,000 for the second quarter of 2002 compared to 45,249,000 for the second quarter of 2001. The increase resulted primarily from the exercise of stock options and warrants, stock purchases under the Employee Stock Purchase Plan, and the issuance of 2,863,000 shares for the private placements that closed in November and December of 2001.

     Losses from continuing operations were $3,853,000 and $8,295,000 for the three-month periods ended June 30, 2002 and 2001, while there were no gain or loss from discontinued operations in either period. Net losses were $3,853,000 and $8,295,000 for 2002 and 2001, respectively.

     As a result of the foregoing, basic and diluted net loss per common share was ($0.08) for the second quarter of 2002 compared to a basic and diluted net loss per common share of ($0.18) for the second quarter of 2001.


Results of Operations for the Six Months Ended June 30, 2002 and 2001

     The following represents the results of operations for InteliData Technologies Corporation for the six months ended June 30, 2002 and 2001. Such information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

Revenues

     The Company's revenues for the first six months in 2002 were $10,169,000 compared to $7,506,000 in 2001, an increase of $2,663,000. The increase was a result of an increase in consulting and services revenues of $2,550,000 and an increase in software revenues of $113,000. During the first six months in 2002, the Company generated $521,000 from software sales and $9,648,000 from consulting and services. During the first six months of 2001, software revenues contributed $408,000 and consulting and services contributed $7,098,000.

     The increase in consulting and services revenues from the first six months of 2001 to the first six months of 2002 was primarily due to increases in the Company's recurring revenue from fees associated with its application services provider ("ASP") operations.

Cost of Revenues and Gross Profit

     The Company's cost of revenues increased $19,000 to $4,038,000 for the first six months of 2002 from $4,019,000 for the first six months of 2001. The increase was primarily due to the increased costs associated with the increased revenues and the offsetting of approximately $165,000 of costs against a forward loss accrual that was expensed in previous periods.

     Overall gross profit margins increased to 60% for the first six months of 2002 from 46% for the first six months of 2001. The increase in gross profit margins was attributable to an increase in recurring revenue coupled with the decrease in cost of revenues as discussed above. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with an ASP business model, competitive pricing pressure, the introduction of new products, and changes in volume.

General and Administrative

     General and administrative expenses decreased $562,000 to $4,930,000 in the first six months of 2002 from $5,492,000 in the first six months of 2001. The decrease was primarily attributable to the Company's reduction of redundant corporate and administrative expenses that resulted from the purchase of Home Account, which included the elimination of the former Home Account headquarters. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Sales and Marketing

     Sales and marketing expenses decreased $3,397,000 to $1,754,000 in the first six months of 2002 from $5,151,000 in the first six months of 2001. This was primarily attributable to decreases in the number of selling and marketing employees, travel and outside professional services associated with efficiencies and synergies while eliminating redundancies that resulted from the purchase of Home Account. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Research and Development

     Research and development costs decreased $3,612,000 to $5,173,000 in the first six months of 2002 from $8,785,000 in the first six months of 2001. The decrease was primarily attributable to the Company's expense reduction efforts in combining the operations of InteliData and Home Account and finding efficiencies and synergies while eliminating redundancies. The Company incurs research and development expenses primarily in writing and developing the Interpose(R) Transaction Engine for the Open Financial Exchange ("OFX") standard and building the Interactive Financial Exchange ("IFX")-based network electronic bill payment switch for our Interpose(R) and EBPP solutions. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Amortization of Goodwill and Intangibles

     Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), requires the Company to not amortize goodwill and certain intangibles into results of operations, but instead the Company would review these assets for impairment. The assets would be written down and impairment losses would be charged to results of operations only in the periods in which the recorded values are determined to be more than their fair values. The adoption of this accounting standard, as of January 1, 2002, reduced the amortization expense associated with goodwill and certain intangibles by $2,168,000 from $2,528,000 for the six months ended June 30, 2001 to $360,000 for the same period in 2002. As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill and the assembled workforce intangible asset, and the assembled workforce intangible asset was combined with goodwill for financial accounting and reporting.

     In accordance with SFAS 142, the Company had six months from adoption (up until June 30, 2002) to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS No. 142, the Company has conducted the first step of the impairment tests. The

Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. The Company is required to perform reviews for impairment in future periods that may result in future periodic write-downs.

Realized Gains on Sales of Investments

     On January 20, 2000, Home Financial Network, Inc. ("HFN"), a company in which InteliData held approximately a 25% ownership interest, merged with Sybase, Inc. ("Sybase"). InteliData accounted for its investment in HFN using the equity method. As of the merger date, such investment's carrying value was zero. In exchange for its portion of ownership in HFN, InteliData received approximately $5,867,000 in cash and approximately 1,770,000 shares of Sybase stock. The Company also held warrants to purchase HFN common stock. As part of the merger agreement, such warrants were converted into warrants to purchase Sybase common stock. The Company received 640,000 "warrant units" with an exercise price of $2.60 per warrant unit. Upon exercise of each warrant unit, the Company was entitled to receive $1.153448 in cash and 0.34794 share of Sybase common stock. The Company recognized a realized gain of approximately $1,259,000 on sales of Sybase common stock during the first six months of 2001.

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

     In accordance with SFAS 115, the balance sheets include $9,000 and $210,000 of unrealized gain on investments (net of taxes), within stockholders' equity as of June 30, 2002 and December 31, 2001, respectively. As of June 30, 2002, the accumulated other comprehensive income balance represents the changes in the fair market value of the Sybase common stock. In accordance with SFAS 133, the change in the fair market value of the Sybase warrants was recorded in the statement of operations (see below).

     SFAS 133 requires that derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's adoption of this pronouncement, effective January 1, 2001, did not result in an adjustment for the cumulative effect of an accounting change, because the carrying value reflected the fair value under the previous accounting guidance. In accordance with SFAS 133, the Company recorded an unrealized gain (loss) on investment of $0 and $714,000 in the statements of operations for the six months ended June 30, 2002 and 2001, respectively.

     During June 2002, the Company exercised all of its 640,000 warrants units to purchase Sybase common stock and sold the resulting 223,000 shares of Sybase common stock. The Company received net proceeds of approximately $1,718,000 and recognized a realized loss from sales of investments of approximately $748,000.

Other Income

     Other income, primarily investment and interest income, decreased $426,000 to $55,000 in the first six months of 2002 from $481,000 in the first six months of 2001. The decrease is associated with decreased levels of cash and cash equivalents in 2002 as compared to 2001, and the incurrence of other expenses in 2002.

Weighted-Average Common Shares Outstanding and Basic and Diluted Loss Per Common Share

     The basic and diluted weighted-average common shares increased to 48,513,000 in the first six months of 2002 compared to 44,758,000 in the first six months of 2001. The increase resulted primarily from the exercise of stock options and warrants, stock purchases under the Employee Stock Purchase Plan, and the issuance of 2,863,000 shares for the private placements that closed in November and December of 2001.

     Losses from continuing operations were $6,779,000 and $17,572,000 for the six-month periods ended June 30, 2002 and 2001, while there were no gain or loss from discontinued operations in either period. Net losses were $6,779,000 and $17,572,000 for 2002 and 2001, respectively.

     As a result of the foregoing, basic and diluted net loss per common share was ($0.14) in the first six months of 2002 compared to a basic and diluted net loss per common share of ($0.39) in the first six months of 2001.


Liquidity and Capital Resources

     During the first six months of 2002, the Company's cash and cash equivalents decreased by $4,579,000. At June 30, 2002, the Company had $7,447,000 in cash and cash equivalents, $259,000 in investments, $2,860,000 of working capital with no long-term debt, and $38,069,000 in stockholders' equity. The Company's principal needs for cash in the first six months of 2002 were for funding operating losses. The Company funded decreases in accounts payable and accrued expenses of $1,076,000 and $1,546,000, respectively, for the six months ended June 30, 2002, which was partially offset by a decrease in accounts receivable and other receivables of $1,444,000 and $355,000, respectively.

     The Company's cash requirements for operating activities in the first six months of 2002 were financed primarily by cash and cash equivalents on hand.

     Net cash provided by investing activities in the first six months of 2002 was $1,357,000. This was primarily related to the sales of investments of $1,718,000 and was offset by the purchases of property and equipment of $311,000 and cash paid for acquisition costs related to the purchase of Home Account of $50,000.

     Financing activities provided net cash of $38,000 in the first six months of 2002 from the issuance of the Company's common stock for stock option exercises.

     During 2002, the Company expects its operating losses to continue declining based on increases in revenues due to increases in the adoption rates and penetration rates of Internet Banking, Card Solutions(TM) and EBPP Solutions, and based on our periodic rationalization of headcount and other expenses in light of our available capital and anticipated business projections. Based on the Company's current capital levels and its assumptions about future operating results, the Company believes that it will have sufficient resources to fund existing operating plans. However, if actual results differ materially from current assumptions, the Company may not have sufficient capital resources and may have to modify operating plans and/or seek additional capital resources.


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

     As of June 30, 2002, the fair value of the Company's investment portfolio was approximately $259,000, which consisted of fixed income securities. Changes in the fair value of the fixed income securities will continue to be recognized in shareholders' equity (as a component of comprehensive income). SFAS 133, which the Company adopted effective January 1, 2001, requires that changes in the fair value of the warrants to purchase Sybase common stock be recognized periodically in income. In accordance with SFAS 133, the Company recorded an unrealized gain (loss) on investment of $0 and $(714,000), for the six months ended June 30, 2002 and 2001, respectively.

     During June 2002, the Company exercised all of its 640,000 warrants units to purchase Sybase common stock and sold the resulting 223,000 shares of Sybase common stock. The Company received net proceeds of approximately $1,718,000 and recognized a realized loss from sales of investments of approximately $748,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     The Company's Annual Meeting of Stockholders was held on May 30, 2002. Matters submitted at the meeting for vote by the Stockholders were the following:

1)   Election of Directors

     The Stockholders elected two Class III members of the Board of Directors with the following votes: Alfred S. Dominick, Jr. with 42,094,202 votes for and 987,574 withheld and Patrick F. Graham with 42,554,448 votes for and 527,238 votes withheld.

2)   Amendment to Certificate of Incorporation

     The Stockholders approved an amendment to the Company's amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 60,000,000 to 100,000,000 shares with the following votes: 40,084,577 for, 2,203,016 against, and 794,133 abstain.

3)   Ratification of Independent Auditors

     The Stockholders ratified the selection of Deloitte & Touche LLP as independent auditors for InteliData for the year ending December 31, 2002 with the following votes: 42,769,586 for, 277,116 against, and 35,024 abstain.


PART II: OTHER INFORMATION
--------------------------
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)     Exhibits
        ---------

          3.1 Amended and Restated Certificate of Incorporation, dated June 14, 2002.

       10.5.2 First Amendment to Employment Agreement between InteliData Technologies Corporation and Alfred S. Dominick, Jr., dated April 5, 2002.

        10.14  Employment  and  Non-Competition   Agreement  between  InteliData
               Technologies  Corporation  and John R.  Polchin,  dated  April 8,
               2002.

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


                                 INTELIDATA TECHNOLOGIES CORPORATION



                                 By:   /s/ Alfred S. Dominick, Jr.
                                       ----------------------------
                                       Alfred S. Dominick, Jr.
                                       President, Chief Executive Officer,
                                       and Director


                                       /s/ John R. Polchin
                                       ----------------------------
                                       John R. Polchin
                                       Vice President, Chief Financial Officer,
                                       and Treasurer