Form 10-Q
period 2002-09-30
INTELIDATA TECHNOLOGIES CORP
filed 2002-11-07
CIK 1021810

===============================================================================


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



For the Quarter Ended:  September 30, 2002     Commission File Number  000-21685



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
Yes X   No
   ---    ---

The number of shares of the registrant's Common Stock outstanding on September 30, 2002 was approximately 48,989,000.



================================================================================

                       INTELIDATA TECHNOLOGIES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION                                              ----

 Item 1.  Unaudited Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets
          September 30, 2002 and December 31, 2001 ..........................  3

          Condensed Consolidated Statements of Operations
          Three and Nine Months Ended September 30, 2002 and 2001 ...........  4

          Condensed Consolidated Statement of Changes in Stockholders' Equity
          Nine Months Ended September 30, 2002...............................  5

          Condensed Consolidated Statements of Cash Flows
          Nine Months Ended September 31, 2002 and 2001......................  6

          Notes to Condensed Consolidated Financial Statements ..............  7

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ......................................... 13

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk......... 19

 Item 4.  Evaluation of Disclosure Controls and Procedures................... 19



PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K................................... 20

 SIGNATURES      ............................................................ 20

 CERTIFICATIONS  ............................................................ 21

PART I:       FINANCIAL INFORMATION
-----------------------------------
ITEM 1.       FINANCIAL STATEMENTS
----------------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                  (in thousands, except share data; unaudited)

                                                                                        2002            2001
                                                                                    ------------    ------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                      $      5,821    $     12,026
     Investments                                                                             259           2,917
     Accounts receivable, net                                                              4,284           4,992
     Other receivables                                                                       198             563
     Prepaid expenses and other current assets                                               327             559
                                                                                    ------------    ------------
         Total current assets                                                             10,889          21,057

NONCURRENT ASSETS
     Property and equipment, net                                                           2,951           3,720
     Goodwill, net                                                                        26,238          22,549
     Intangibles, net                                                                      5,960          10,189
     Other assets                                                                            175             195
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $     46,213    $     57,710
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                               $      2,785    $      3,346
     Accrued expenses                                                                      3,692           5,357
     Deferred revenues                                                                     2,236           3,164
     Other liabilities                                                                       243             324
     Net liabilities of discontinued operations                                               91             204
                                                                                    ------------    ------------
TOTAL CURRENT LIABILITIES                                                                  9,047          12,395
     Net liabilities of discontinued operations                                              200             300
     Other liabilities                                                                       366             540
                                                                                    ------------    ------------
TOTAL LIABILITIES                                                                          9,613          13,235
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
        no shares issued and outstanding                                                      --              --
     Common stock, $0.001 par value; authorized 100,000,000 shares;
        issued 49,795,000 shares in 2002 and 49,724,000 shares in 2001;
        outstanding 48,989,000 shares in 2002 and 48,917,000 shares in 2001                   50              50
     Additional paid-in capital                                                          302,857         303,141
     Treasury stock, at cost:  806,000 shares in 2002 and 2001                            (2,473)         (2,473)
     Deferred compensation                                                                  (391)         (1,395)
     Accumulated other comprehensive income                                                    9             210
     Accumulated deficit                                                                (263,452)       (255,058)
                                                                                    -------------   ------------
TOTAL STOCKHOLDERS' EQUITY                                                                36,600          44,475
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     46,213    $     57,710
                                                                                    ============    ============


  See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                (in thousands, except per share data; unaudited)


                                                                 Three Months Ended               Nine Months Ended
                                                                   September 30,                    September 30,
                                                          -----------------------------   -------------------------------
                                                              2002              2001            2002               2001
                                                          -----------      -----------       -----------      -----------

Revenues
     Software                                             $    183         $   1,195         $    704         $   1,603
     Consulting and services                                 5,827             4,112           15,475            11,210
                                                          -----------      -----------       -----------      -----------
         Total revenues                                      6,010             5,307           16,179            12,813
                                                          -----------      -----------       -----------      -----------

Cost of revenues
     Software                                                   --                --               --                 5
     Consulting and services                                 2,376             2,421            6,414             6,435
                                                          -----------      -----------       -----------      -----------
         Total cost of revenues                              2,376             2,421            6,414             6,440
                                                          -----------      -----------       -----------      -----------

         Gross profit                                        3,634             2,886            9,765             6,373

Operating expenses
     General and administrative                              2,375             3,058            7,305             8,550
     Sales and marketing                                       793             2,167            2,547             7,318
     Research and development                                1,933             3,850            7,106            12,635
     Amortization of goodwill and intangibles                  180             1,291              540             3,819
                                                          -----------      -----------       -----------      -----------
         Total operating expenses                            5,281            10,366           17,498            32,322
                                                          -----------      -----------       -----------      -----------

Operating loss                                              (1,647)           (7,480)          (7,733)          (25,949)
Realized gain (loss) on sales of investments                    --                --             (748)            1,130
Unrealized loss on Sybase warrants                              --            (1,554)              --            (2,268)
Other income (expenses), net                                    32                79               87               560
                                                          -----------      -----------       -----------      -----------

Loss before income taxes                                    (1,615)           (8,955)          (8,394)          (26,527)
Benefit for income taxes                                        --              (160)              --              (160)
                                                          -----------      -----------       -----------      -----------

Loss from continuing operations                             (1,615)           (8,795)          (8,394)          (26,367)
Discontinued operations, net of income taxes                    --                --               --                --
                                                          -----------      -----------       -----------      -----------

Net loss                                                  $ (1,615)        $  (8,795)        $ (8,394)        $ (26,367)
                                                          ===========      ===========       ===========      ===========

Basic loss per common share
     Loss from continuing operations                      $  (0.03)        $   (0.19)        $  (0.17)        $   (0.59)
     Income (loss) from discontinued operations               0.00              0.00             0.00              0.00
                                                          -----------      -----------       -----------      -----------
     Net loss                                             $  (0.03)        $   (0.19)        $  (0.17)        $   (0.59)
                                                          ===========      ===========       ===========      ===========
Diluted loss per common share
     Loss from continuing operations                      $  (0.03)        $   (0.19)        $  (0.17)        $   (0.59)
     Income (loss) from discontinued operations               0.00              0.00             0.00              0.00
                                                          -----------      -----------       -----------      -----------
     Net loss                                             $  (0.03)        $   (0.19)        $  (0.17)        $   (0.59)
                                                          ===========      ===========       ===========      ===========

Basic weighted-average common shares outstanding            49,359            45,521           48,901            45,007
                                                          ===========      ===========       ===========      ===========
Diluted weighted-average common shares outstanding          49,359            45,521           48,901            45,007
                                                          ===========      ===========       ===========      ===========



     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                            (in thousands; unaudited)

                                                                                                             Accumulated
                                                                   Additional                                    Other
                                              Common Stock          Paid-in      Treasury      Deferred      Comprehensive
                                        -------------------------
                                          Shares       Amount       Capital       Stock      Compensation       Income
                                        ----------- ------------- ------------- ----------- --------------- ----------------


Balance at January 1, 2002                 49,724   $      50     $   303,141   $  (2,473)  $    (1,395)       $     210
Issuances of common stock:
   Exercises of stock options                  11           -              15           -             -                -
   Employee stock purchase plan                19           -              23           -             -                -
   Issuances of restricted stock              139           -             247           -          (247)               -
Cancellations of restricted stock             (98)          -            (375)          -           375                -
Home Account 2000 incentive plan                -           -            (194)          -           194                -
Realized gain on investments sold,
   net of income taxes                          -           -               -           -             -             (210)
Unrealized gain on investments,
   net of income taxes                          -           -               -           -             -                9
Amortization of deferred compensation           -           -               -           -           682                -
Net loss                                        -           -               -           -             -                -

Comprehensive loss

                                        ----------- ------------- ------------- ----------- --------------- ----------------

Balance at September 30, 2002              49,795   $      50     $   302,857   $  (2,473)    $    (391)       $       9
                                        =========== ============= ============= =========== =============== ================

                                          Accumulated   Comprehensive

                                            Deficit          Loss          Total
                                         -------------- --------------- ------------

Balance at January 1, 2002               $  (255,058)                   $  44,475
Issuances of common stock:
   Exercises of stock options                      -                           15
   Employee stock purchase plan                    -                           23
   Issuances of restricted stock                   -                            -
Cancellations of restricted stock                  -                            -
Home Account 2000 incentive plan                   -                            -
Realized gain on investments sold,
   net of income taxes                             -           (210)         (210)
Unrealized gain on investments,
   net of income taxes                             -              9             9
Amortization of deferred compensation              -                          682
Net loss                                      (8,394)        (8,394)       (8,394)
                                                          ---------------
Comprehensive loss                                        $  (8,595)
                                                          ==========
                                         --------------                 ------------

Balance at September 30, 2002            $  (263,452)                   $  36,600
                                         ==============                 ============



     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                            (in thousands; unaudited)


                                                                              2002                     2001
                                                                           -----------             ----------
Cash flows from operating activities
     Loss from continuing operations                                       $    (8,394)            $  (26,367)
     Adjustments to reconcile loss from continuing operations
         to net cash used in operating activities of continuing operations:
         Realized loss (gain) on sales of investments                              748                 (1,130)
         Unrealized loss on Sybase warrants                                         --                  2,268
         Amortization of goodwill and intangibles                                  540                  3,819
         Depreciation and amortization                                           1,148                  1,266
         Deferred compensation expense                                             682                  1,540
         Loss on disposal of property and equipment                                  2                     --
         Changes in certain assets and liabilities:
              Accounts receivable                                                  708                 (3,200)
              Other receivables                                                    365                 (1,325)
              Prepaid expenses and other current assets                            252                     (6)
              Accounts payable                                                    (511)                  (463)
              Accrued expenses                                                  (1,929)                  (805)
              Deferred revenues                                                   (928)                 1,233
                                                                           -----------             ----------
                  Net cash used in operating activities of
                  continuing operations                                         (7,317)               (23,170)
                                                                           -----------             ----------

     Loss from discontinued operations                                              --                     --
     Change in net liabilities of discontinued operations                         (213)                  (184)
                                                                           -----------             ----------
                  Net cash used in operating activities of
                  discontinued operations                                         (213)                  (184)
                                                                           -----------             ----------

                  Net cash used in operating activities                         (7,530)               (23,354)
                                                                           -----------             ----------

Cash flows from investing activities
     Net proceeds from warrant exercise and sales of investments                 1,718                  4,883
     Release of cash from escrow                                                    --                    311
     Purchases of property and equipment                                          (381)                  (712)
     Sale of property and equipment                                                 --                    121
     Payments for acquisition costs for Home Account                               (50)                (1,749)
     Cash paid for Home Account common stock                                        --                   (268)
                                                                           -----------             ----------
                  Net cash provided by investing activities                      1,287                  2,586
                                                                           -----------             ----------

Cash flows from financing activities
     Proceeds from issuance of common stock                                         38                    403
     Payments to acquire treasury stock                                             --                   (350)
                                                                           -----------             ----------
                  Net cash provided by financing activities                         38                     53
                                                                           -----------             ----------

                  Decrease in cash and cash equivalents                         (6,205)               (20,715)

                  Cash and cash equivalents, beginning of period                12,026                 27,255
                                                                           -----------             ----------
                  Cash and cash equivalents, end of period                 $     5,821             $    6,540
                                                                           ===========             ==========


     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


(1)     Basis of Presentation

        The condensed consolidated balance sheet of InteliData Technologies Corporation ("InteliData" or the "Company") as of September 30, 2002, the related condensed consolidated statements of operations and cash flows for the nine-month periods ended September 30, 2002 and 2001, and the related condensed consolidated statement of changes in stockholders' equity for the nine-month period ended September 30, 2002 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. The condensed consolidated balance sheet as of December 31, 2001 was derived from the Company's audited December 31, 2001 balance sheet. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

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

(2)     Summary of Significant Accounting Policies

(a)     Revenue  Recognition  - The Company   supplies  Internet  banking   and
electronic bill presentment and payment software to financial nstitutions. The Company's revenues associated with integrated solutions that bundle software products with customization, installation and training services are recognized using the percentage of completion method of accounting based on cost incurred as compared to estimated costs at completion.

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

        Additionally, based on the EITF 00-3 guidance, the Company concluded that SOP 97-2 should not be applied to certain of its contracts and their related revenue for license and professional services are recognized under the percentage of completion method. In addition to our developing and delivering the solution, the Company is entitled to transaction fees based on the number of users and transactions. These transaction fees are earned based on the monthly user counts and as transactions are processed.

(b) New Accounting Pronouncements - In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (including Certain Costs Incurred in a Restructuring) ("SFAS 146"), which supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3"). SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after September 30, 2002. The Company does not believe that the implementation of these provisions will have a material impact on its financial position or results of operations.

(c) Adoption of New Accounting Pronouncement - Prior to January 1, 2001, the Company considered its investment in warrants to purchase common stock of
Sybase, Inc. ("Sybase") to be available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that derivatives be recognized in the balance sheet and measured at fair value. Effective January 1, 2001, the Company's investment in the Sybase warrants was accounted for in accordance with SFAS 133.

        SFAS 133 requires that derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's adoption of this pronouncement, effective January 1, 2001, did not result in an adjustment for the cumulative effect of an accounting change, because the carrying value reflected the fair value under the previous accounting guidance. In accordance with SFAS 133, the Company recorded an unrealized gain (loss) on investment of $0 and $(2,268,000), for the nine months ended September 30, 2002 and 2001, respectively.

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

        As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill and the assembled workforce intangible asset, and the assembled workforce intangible asset was combined with goodwill for financial accounting and reporting. Accordingly, the goodwill and intangible asset consist of the following components (in thousands):


     As of September 30, 2002:          Goodwill      Intangible        Total
                                        --------      ----------        --------
         Gross carrying amount        $   29,793      $    7,200       $ 36,993
         Accumulated amortization         (3,555)         (1,240)        (4,795)
                                      -----------     -----------      ---------
         Net                          $   26,238      $    5,960       $ 32,198
                                      ==========      ==========       ========

     As of December 31, 2001:           Goodwill      Intangible        Total
                                        --------      ----------        --------
         Gross carrying amount        $   25,593      $   11,400       $ 36,993
         Accumulated amortization         (3,044)         (1,211)        (4,255)
                                      -----------     ----------       --------
         Net                          $   22,549      $   10,189       $ 32,738
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

        In accordance with SFAS 142, the Company had six months from adoption (up until June 30, 2002) to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS No. 142, the Company conducted the first step of the impairment tests as described above. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. As of September 30, 2002, the Company is not aware of such events or circumstances that could indicate potential impairment.

        The adoption of this accounting standard reduced the amortization expense associated with goodwill and certain intangibles by $3,279,000 from $3,819,000 for the nine months ended September 30, 2001 to $540,000 for the same period in 2002. The following sets forth a reconciliation of loss from continuing operations and earnings per share information for the three months and nine months ended September 30, 2002 and 2001, as adjusted for the non-amortization provisions of SFAS 142 (in thousands, except per share data):



                                                      Three Months Ended                  Nine Months Ended
                                                           September 30,                    September 30,
                                                 ----------------------------       ----------------------------

                                                     2002              2001            2002               2001
                                                 -----------      -----------       -----------      -----------

Reported loss from continuing operations         $  (1,615)       $  (8,795)        $  (8,394)       $  (26,397)
Add:  Goodwill amortization, net of taxes               --            1,111                --             3,299
                                                 -----------      -----------       -----------      -----------

Adjusted loss from continuing operations            (1,615)          (7,684)           (8,394)          (23,098)
Reported income (loss) discontinued operations          --               --                --                --
                                                 -----------      -----------       -----------      -----------

Adjusted net loss                                $  (1,615)       $  (7,684)        $  (8,394)       $  (23,098)
                                                 ===========      ===========       ===========      ===========

Basic and diluted loss per common share
     Adjusted loss from continuing operations    $   (0.03)        $  (0.17)       $    (0.17)      $     (0.51)
     Income (loss) from discontinued operations       0.00             0.00              0.00              0.00
                                                 -----------      -----------       -----------      -----------
     Adjusted net loss                           $   (0.03)        $  (0.17)           $(0.17)      $     (0.51)
                                                 ===========      ===========       ===========      ===========

Basic and diluted weighted-average
     common shares outstanding                      49,359           45,521            48,901            45,007
                                                 ===========      ===========       ===========      ===========

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which is effective January 1, 2002. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and some provisions of Accounting Principles Board Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. It also broadens the presentation of discontinued operations to include more disposal transactions. The Company's adoption of this pronouncement on January 1, 2002 did not have a material affect on the Company's financial position, results of operations, or cash flows.

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

        Pursuant to the merger agreement, the Company purchased Home Account for approximately $320,000 in cash and 6,900,000 shares of Company common stock and the merger was accounted for as a purchase. The purchase price was the result of an arm's-length negotiation between the Company and Home Account, based on the Company's evaluation of the fair market value of Home Account's business, including its revenues. The value of the shares issued as part of the purchase consideration of approximately $29,011,000 was measured based on the average of the market price of the issued common stock a few days before and after January 11, 2001 - the date that the merger transaction was agreed to and announced. This amount, coupled with the liability associated with the Home Account 2000 Incentive Plan of $2,946,000, resulted in an increase of $31,957,000 in stockholders' equity in fiscal year 2001. The total purchase price of approximately $31,186,000 consisted of the following (in thousands):

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

   Allocation of purchase price:
       Current assets                                             $       1,562
       Property, plant and equipment                                      1,743
       Intangibles                                                       11,400
       Liabilities assumed and other                                     (4,344)
       Liabilities associated with Home Account Incentive Plan           (2,946)
       Acquisition integration liabilities                               (1,822)
       Goodwill                                                          25,593
                                                                  -------------
                                                                  $      31,186
                                                                  ==============

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

        As a result of the acquisition of Home Account, the Company incurred acquisition expenses for costs to exit certain activities at Home Account locations and to involuntarily terminate employees of the acquired company. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues, have no future economic benefit and which meet certain other criteria, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the acquisition integration liabilities balance of $1,822,000 included in the purchase price allocation are approximately $1,000,000 for lease costs for the now vacated Home Account headquarters in Emeryville, California, and $822,000 related to workforce reduction. As of September 30, 2002, the Company had a remaining liability of $609,000 associated with such lease costs, of which $243,000 is current and $366,000 is noncurrent.

        The workforce reductions focused on three key areas: 1) streamlining development efforts, 2) eliminating redundant administrative overhead and support activities, and 3) restructuring and repositioning of the sales/marketing and research and development organizations to eliminate redundancies in these activities. As of December 31, 2001, 87 positions had been terminated and approximately $822,000 had been paid. No additional changes occurred during the period ended September 30, 2002 and the Company does not expect future adjustments related to this purchase price allocation.

        Due to the fact that the acquisition was completed on January 11, 2001, no pro forma quarterly financial information is presented to give effect to the acquisition of Home Account as if it occurred on January 1, 2001. The Company believes that the results of operations for the eleven-day period are not material.

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

        The remaining one - third of the participants' allocation vested on January 11, 2002 (one year from the transaction closing date). All forfeited shares reverted to the former preferred stockholders of Home Account. In connection with the 2000 Incentive Plan allocation, the deferred compensation for the one-third portion became fixed and measurable on April 1, 2002 at $155,000 based on $1.20 (the closing price of the Company's common stock at April 1, 2002). The difference between this amount and the recognized expense in the prior periods was recorded as a $183,000 reduction of expense during the first quarter of 2002.

(5)     Discontinued Operations

        As of September 30, 2002, the net liabilities of discontinued operations of $291,000 relate to the telecommunications divisions. This relates to the potential environmental clean up associated with InteliData's former New Milford, Connecticut property. In January 2000, InteliData sold the New Milford, Connecticut building, its only remaining asset in discontinued operations of the telecommunications division. In the context of this sale, InteliData agreed to undertake limited remediation of the site in accordance with applicable state law. The subject site is not a federal or state Superfund site and InteliData has not been named a "potentially responsible party" at the site. The remediation plan agreed to with the purchaser allows InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Further, at the time of the sale of the facility, InteliData established a $200,000 escrow account for certain investigation/remediation costs. As of September 30, 2002, this escrow account balance remained at $200,000. Moreover, InteliData has obtained environmental insurance to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. InteliData estimates its remaining liability related to this matter and other costs to be approximately $291,000 and has recorded a liability for this amount.

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

                                   * * * * * *

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

Results of Operations for the Three Months Ended September 30, 2002 and 2001

        The following represents the results of operations for InteliData Technologies Corporation for the three months ended September 30, 2002 and 2001. Such information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

Revenues

        The Company's third quarter revenues were $6,010,000 in 2002 compared to $5,307,000 in 2001, an increase of $703,000. The increase was a result of an increase in consulting and services revenues of $1,715,000 and a decrease in software revenues of $1,012,000. During the third quarter of 2002, the Company generated $183,000 from software sales and $5,827,000 from consulting and services. During the third quarter of 2001, software revenues contributed $1,195,000 and consulting and services contributed $4,112,000.

        The increase in consulting and services revenues from the third quarter of 2001 to the third quarter of 2002 was primarily due to increases in the Company's recurring revenue from fees associated with its application services provider ("ASP") operations. The decrease in software revenues from the third quarter of 2001 to the third quarter of 2002 was primarily due to the timing of system deliveries and fewer software license sales.

Cost of Revenues and Gross Profit

        The Company's cost of revenues decreased $45,000 to $2,376,000 in the third quarter of 2002 from $2,421,000 in the third quarter in 2001. The decrease was due to the offsetting of approximately $33,000 of costs against a forward loss accrual that was expensed in previous periods.

        Overall gross profit margins increased to 60% for the third quarter of 2002 from 54% for the third quarter of 2001. The increase in gross profit margins was attributable to an increase in recurring revenue coupled with the decrease in cost of revenues as discussed above. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with an ASP business model, competitive pricing pressure, the introduction of new products, and changes in volume.

General and Administrative

        General and administrative expenses decreased $683,000 to $2,375,000 in the third quarter of 2002 from $3,058,000 in the third quarter of 2001. The decrease was primarily attributable to the Company's reduction of corporate and administrative expenses that resulted from continued evaluation of on-going cost structures and the purchase of Home Account. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Sales and Marketing

        Sales and marketing expenses decreased $1,374,000 to $793,000 in the third quarter of 2002 from $2,167,000 in the third quarter of 2001. This was primarily attributable to decreases in the number of selling and marketing employees, travel and outside professional consulting expenses. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Research and Development

        Research and development costs decreased $1,917,000 to $1,933,000 in the third quarter of 2002 from $3,850,000 in the third quarter of 2001. The decrease was primarily attributable to the Company's expense reduction efforts in combining the operations of InteliData and Home Account and finding efficiencies and synergies. The Company incurs research and development expenses primarily in developing the next generation, open standards-based InteliWorks(TM) Enterprise Payment Solution. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Amortization of Goodwill and Intangibles

        Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), requires the Company to not amortize goodwill and certain intangibles into results of operations, but instead the Company would review these assets for impairment. The assets would be written down and impairment losses would be charged to results of operations only in the periods in which the recorded values are determined to be more than their fair values. The adoption of this accounting standard, as of January 1, 2002, reduced the amortization expense associated with goodwill and certain intangibles by $1,111,000, from $1,291,000 for the three months ended September 30, 2001 to $180,000 for the same period in 2002. As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill and the assembled workforce intangible asset, and the assembled workforce intangible asset was combined with goodwill for financial accounting and reporting.

        In accordance with SFAS 142, the Company had six months from adoption (up until June 30, 2002) to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS No. 142, the Company conducted the first step of the impairment tests. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. As of September 30, 2002, the Company is not aware of such events or circumstances that could indicate potential impairment.

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

        In accordance with SFAS 115, the balance sheets include $9,000 and $210,000 of unrealized gain on investments (net of taxes), within stockholders' equity as of September 30, 2002 and December 31, 2001, respectively. As of September 30, 2002, the accumulated other comprehensive income balance represents the changes in the fair market value. In accordance with SFAS 133, the change in the fair market value of the Sybase warrants was recorded in the statement of operations.

        SFAS 133 requires that derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's adoption of this pronouncement, effective January 1, 2001, did not result in an adjustment for the cumulative effect of an accounting change, because the carrying value reflected the fair value under the previous accounting guidance. In accordance with SFAS 133, the Company recorded an unrealized loss on investment of $1,554,000 in the statements of operations for the three months ended September 30, 2001.

Other Income

        Other income, primarily investment and interest income, decreased $47,000 to $32,000 in the third quarter of 2002 from $79,000 in the third quarter of 2001. The decrease is associated with decreased levels of cash and cash equivalents in 2002 as compared to 2001, and the incurrence of other expenses in 2002.

Weighted-Average Common Shares Outstanding and Basic and Diluted Loss Per Common Share

        The basic and diluted weighted - average common shares increased to 49,359,000 for the third quarter of 2002 compared to 45,521,000 for the third quarter of 2001. The increase resulted primarily from the exercise of stock options, stock purchases under the Employee Stock Purchase Plan, and the issuance of 2,863,000 shares for the private placements of the Company's common stock that closed in November and December of 2001.

        Losses from continuing operations were $1,615,000 and $8,795,000 for the three-month periods ended September 30, 2002 and 2001, respectively, while there was no gain or loss from discontinued operations in either period. Net losses were $1,615,000 and $8,795,000 for 2002 and 2001, respectively. As a result of the foregoing, basic and diluted net loss per common share was ($0.03) for the third quarter of 2002 compared to a basic and diluted net loss per common share of ($0.19) for the third quarter of 2001.


Results of Operations for the Nine Months Ended September 30, 2002 and 2001

         The following represents the results of operations for InteliData Technologies Corporation for the nine months ended September 30, 2002 and 2001. Such information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

Revenues

        The Company's revenues for the first nine months in 2 002 were $16,179,000 compared to $12,813,000 in 2001, an increase of $3,366,000. The increase was a result of an increase in consulting and services revenues of $4,265,000 and a decrease in software revenues of $899,000. During the first nine months in 2002, the Company generated $704,000 from software sales and $15,475,000 from consulting and services. During the first nine months of 2001, software revenues contributed $1,603,000 and consulting and services contributed $11,210,000.

        The increase in consulting and services revenues from the first nine months of 2001 to the first nine months of 2002 was primarily due to increases in the Company's recurring revenue from fees associated with its application services provider ("ASP") operations. The decrease in software revenues from the first nine months of 2001 to the first nine months of 2002 was primarily due to the timing of the system deliveries and fewer software license sales.

Cost of Revenues and Gross Profit

        The Company's cost of revenues decreased $26,000 to $6,414,000 for the first nine months of 2002 from $6,440,000 for the first nine months of 2001. The decrease was due to the offsetting of approximately $198,000 of costs against a forward loss accrual that was expensed in previous periods, offset by the increased costs associated with increased revenues.

        Overall gross profit margins increased to 60% for the first nine months of 2002 from 50% for the first nine months of 2001. The increase in gross profit margins was attributable to an increase in recurring revenue coupled with the decrease in cost of revenues as discussed above. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with an ASP business model, competitive pricing pressure, the introduction of new products, and changes in volume.

General and Administrative

        General and administrative expenses decreased $1,245,000 to $7,305,000 in the first nine months of 2002 from $8,550,000 in the first nine months of 2001. The decrease was primarily attributable to the Company's reduction of redundant corporate and administrative expenses that resulted from continued evaluation of on-going cost structures and the purchase of Home Account, which included the elimination of the former Home Account headquarters. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Sales and Marketing

        Sales and marketing expenses decreased $4,771,000 to $2,547,000 in the first nine months of 2002 from $7,318,000 in the first nine months of 2001. This was primarily attributable to decreases in the number of selling and marketing employees, travel and outside professional consulting expenses, associated with efficiencies and synergies while eliminating redundancies that resulted from the purchase of Home Account. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Research and Development

        Research and development costs decreased $5,529,000 to $7,106,000 in the first nine months of 2002 from $12,635,000 in the first nine months of 2001. The decrease was primarily attributable to the Company's expense reduction efforts in combining the operations of InteliData and Home Account and finding efficiencies and synergies while eliminating redundancies. The Company incurs research and development expenses primarily in developing the next generation, open standards-based InteliWorks(TM) Enterprise Payment Solution. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Amortization of Goodwill and Intangibles

        Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), requires the Company to not amortize goodwill and certain intangibles into results of operations, but instead the Company would review these assets for impairment. The assets would be written down and impairment losses would be charged to results of operations only in the periods in which the recorded values are determined to be more than their fair values. The adoption of this accounting standard, as of January 1, 2002, reduced the amortization expense associated with goodwill and certain intangibles by $3,279,000, from $3,819,000 for the nine months ended September 30, 2001 to $540,000 for the same period in 2002. As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill and the assembled workforce intangible asset, and the assembled workforce intangible asset was combined with goodwill for financial accounting and reporting.

        In accordance with SFAS 142, the Company had six months from adoption (up until June 30, 2002) to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS No. 142, the Company conducted the first step of the impairment tests. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. As of September 30, 2002, the Company is not aware of such events or circumstances that could indicate potential impairment.

Realized Gains on Sales of Investments

         On January 20, 2000, Home Financial Network, Inc. ("HFN"), a company in which InteliData held approximately a 25% ownership interest, merged with Sybase, Inc. ("Sybase"). InteliData accounted for its investment in HFN using the equity method. As of the merger date, such investment's carrying value was zero. In exchange for its portion of ownership in HFN, InteliData received approximately $5,867,000 in cash and approximately 1,770,000 shares of Sybase stock. The Company also held warrants to purchase HFN common stock. As part of the merger agreement, such warrants were converted into warrants to purchase Sybase common stock. The Company received 640,000 "warrant units" with an exercise price of $2.60 per warrant unit. Upon exercise of each warrant unit, the Company was entitled to receive $1.153448 in cash and 0.34794 share of Sybase common stock. The Company recognized a realized gain of approximately $1,259,000 on sales of Sybase common stock during the first nine months of 2001.

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

        In accordance with SFAS 115, the balance sheets include $9,000 and $210,000 of unrealized gain on investments (net of taxes), within stockholders' equity as of September 30, 2002 and December 31, 2001, respectively. As of September 30, 2002, the accumulated other comprehensive income balance represents the changes in the fair market value of the Sybase common stock. In accordance with SFAS 133, the change in the fair market value of the Sybase warrants was recorded in the statement of operations.

        SFAS 133 requires that derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's adoption of this pronouncement, effective January 1, 2001, did not result in an adjustment for the cumulative effect of an accounting change, because the carrying value reflected the fair value under the previous accounting guidance. In accordance with SFAS 133, the Company recorded an unrealized loss on investment of $2,268,000 in the statements of operations for the nine months ended September 30, 2001. Additionally, the Company recorded a $377,000 unrealized loss during the second quarter of 2002 to bring the year-to-date unrealized loss to $0, in order to reflect the exercise of the Sybase warrants.

        During June 2002, the Company exercised all of its 640,000 warrants units to purchase Sybase common stock and sold the resulting 223,000 shares of Sybase common stock. The Company received net proceeds of approximately
$1,718,000 and recognized a realized loss from sales of investments of approximately $748,000. For the nine months ended September 30, 2001, InteliData recognized a net realized gain of approximately $1,130,000.

Other Income

        Other income, primarily investment and interest income, decreased $473,000 to $87,000 in the first nine months of 2002 from $560,000 in the first nine months of 2001. The decrease is associated with decreased levels of cash and cash equivalents in 2002 as compared to 2001, and the incurrence of other expenses in 2002.

Weighted-Average Common Shares Outstanding and Basic and Diluted Loss Per Common Share

        The basic and diluted weighted - average common shares increased to 48,901,000 in the first nine months of 2002 compared to 45,007,000 in the first nine months of 2001. The increase resulted primarily from the exercise of stock options, stock purchases under the Employee Stock Purchase Plan, and the issuance of 2,863,000 shares for the private placements of the Company's common stock that closed in November and December of 2001.

        Losses from continuing operations were $8,394,000 and $26,367,000 for the nine-month periods ended September 30, 2002 and 2001, respectively, while there was no gain or loss from discontinued operations in either period. Net losses were $8,394,000 and $26,367,000 for 2002 and 2001, respectively. As a result of the foregoing, basic and diluted net loss per common share was ($0.17) in the first nine months of 2002 compared to a basic and diluted net loss per common share of ($0.59) in the first nine months of 2001.

Liquidity and Capital Resources

        During the first nine months of 2002, the Company's cash and cash equivalents decreased by $6,205,000. At September 30, 2002, the Company had $5,821,000 in cash and cash equivalents, $259,000 in investments, $1,842,000 of working capital with no long-term debt, and $36,600,000 in stockholders' equity. The Company's principal needs for cash in the first nine months of 2002 were for funding operating losses. The Company funded decreases in accounts payable and accrued expenses of $511,000 and $1,929,000, respectively, for the nine months ended September 30, 2002, which was partially offset by a decrease in accounts receivable and other receivables of $708,000 and $365,000, respectively.

        The Company's cash requirements for operating activities in the first nine months of 2002 were financed primarily by cash and cash equivalents on hand.

        Net cash provided by investing activities in the first nine months of 2002 was $1,287,000. This was primarily related to the sales of investments of $1,718,000 and was offset by the purchases of property and equipment of $381,000 and cash paid for acquisition costs related to the purchase of Home Account of $50,000.

        Financing   activities   provided net cash  of $38,000 in the first nine
months of 2002 from the issuance of the Company's common stock for stock option exercises.

        Through the remainder of 2002 and continuing into 2003, the Company expects its operating losses to continue declining based on increases in revenues due to increases in the adoption rates and penetration rates of Internet banking, Card Solutions(TM) and EBPP Solutions, and based on our periodic rationalization of headcount and other expenses in light of our available capital and anticipated business projections. Based on the Company's current capital levels and its assumptions about future operating results, the Company believes that it will have sufficient resources to fund existing operating plans. However, if actual results differ materially from current assumptions, the Company may not have sufficient capital resources and may have to modify operating plans and/or seek additional capital resources. If the Company engages in efforts to obtain additional capital, it can make no assurances that these efforts will be successful or that the terms of such funding would be beneficial to the common stockholders.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

        The information contained in this report includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the Company's ability to continue funding operating losses, the Company's ability to manage expenses in line with anticipated business levels and to achieve profitability on a sustainable basis, the Company's ability to complete product implementations in required time frames and to increase its recurring revenues and profits through its ASP business model, whether a market will emerge for the Company's InteliWorks(TM) product line, the impact of competitive products, pricing pressure, product demand and market acceptance risks, pace of consumer acceptance of home banking and reliance on the Company's clients to increase usage of Internet banking by their customers, an overall slow down in business due to the effects of general economic conditions on the financial services industries and the resulting delays caused by such economic conditions in implementing solutions such as those offered by the Company, the lengthy cycle for sales of many of the Company's more complex products, mergers and acquisitions, risk of integration of the Company's technology, the ability of the Company's clients to implement applications in the anticipated time frames or with the anticipated features, functionality or benefits, reliance on key strategic alliances and newly emerging technologies, the on-going viability of the mainframe marketplace and demand for traditional mainframe products, the ability to attract and retain key employees, the availability of cash for long-term growth, product obsolescence and the possible migration of customers to competitor solutions or in-house solutions, ability to reduce product costs, fluctuations in operating results, delays in development of highly complex products, the impact of increased government regulations in the Internet and financial services industry, the impact of declines in the Company's stock price and its ability to maintain minimum listing standards of the NASDAQ stock markets, and other risks detailed from time to time in InteliData filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 2001. These risks could cause the Company's actual results for 2002 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, InteliData. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act. InteliData is not under any obligation (and expressly disclaims an obligation) to update or alter its forward-looking statements, whether as a result of new information or otherwise.

                                   * * * * * *


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

        The Company currently has no long-term debt and is not currently engaged in any transactions that involve foreign currency. The Company does not engage in hedging activities.

        As of September 30, 2002, the fair value of the Company's investment portfolio was approximately $259,000, which consisted of fixed income securities. Changes in the fair value of the fixed income securities will continue to be recognized in shareholders' equity (as a component of comprehensive income).


ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
--------------------------------------------------------

(a)     Evaluation of Disclosure Controls and Procedures
        ------------------------------------------------

        The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date ("Evaluation Date") within 90 days before the filing of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)     Change in Internal Controls
        ---------------------------

        There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.


PART II: OTHER INFORMATION
--------------------------
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits
         --------

         None.

(b)      Reports on Form 8-K
         -------------------

        The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 12, 2002, relating to the certifications of Alfred
S. Dominick, Jr., the Company's chief executive officer, and John R. Polchin, the Company's chief financial officer, required pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.





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


                                 INTELIDATA TECHNOLOGIES CORPORATION



                                 By:    /s/ Alfred S. Dominick, Jr.
                                       -----------------------------------------
                                       Alfred S. Dominick, Jr.
                                       President, Chief Executive Officer,
                                       and Director


                                        /s/ John R. Polchin
                                       -----------------------------------------
                                       John R. Polchin
                                       Vice President, Chief Financial Officer,
                                       and Treasurer

                            CERTIFICATION PURSUANT TO
               RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Alfred S. Dominick, Jr., President, Chief Executive Officer and Director of the Company, certify that:

1.      I have reviewed this  quarterly   report  on  Form  10-Q  of  InteliData
Technologies Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)     presented    in  this   quarterly  report   our  conclusions  about  the
        effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 7, 2002         By:  /s/ Alfred S. Dominick, Jr.
                                     ---------------------------
                                     Alfred S. Dominick, Jr.
                                     President, Chief Executive Officer
                                     and Director

                            CERTIFICATION PURSUANT TO
               RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, John R. Polchin, Vice-President, Chief Financial Officer and Treasurer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of InteliData Technologies Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)     presented      in  this  quarterly     report  our conclusions about the
        effectiveness  of   the disclosure  controls and procedures based on our
        evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 7, 2002            By:  /s/ John R. Polchin
                                        -------------------
                                        John R. Polchin
                                        Vice President, Chief Financial Officer
                                        and Treasurer