Form 10-K
period 2002-12-31
INTELIDATA TECHNOLOGIES CORP
filed 2003-03-03
CIK 1021810

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------

  For the fiscal year ended: December 31, 2002 Commission File Number 000-21685


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
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

 Title of Each Class                   Name of Each Exchange on Which Registered
--------------------                   -----------------------------------------

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant on February 26, 2003, was approximately $80,467,000. In determining this figure, the Registrant has assumed that all of its directors and executive officers are affiliates. Such assumptions should not be deemed to be conclusive for any other purpose.

The number of shares of the registrant's Common Stock outstanding on February 26, 2003 was 48,986,252.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of InteliData Technologies Corporation's Proxy Statement for its 2003 Annual Stockholder Meeting are incorporated by reference into Part III of this Report.

                       INTELIDATA TECHNOLOGIES CORPORATION

                         2002 ANNUAL REPORT ON FORM 10-K

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

Item 1.  Business..............................................................3

Item 2.  Properties............................................................9

Item 3.  Legal Proceedings.....................................................9

Item 4.  Submission of Matters to a Vote of Stockholders.......................9


PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters..............................................................10

Item 6.  Selected Financial Data..............................................11

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................12

Item 7a. Quantitative and Qualitative Disclosures about Market Risk...........28

Item 8.  Financial Statements and Supplementary Data..........................29

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................51


PART III

Item 10. Directors and Executive Officers of the Registrant...................51

Item 11. Executive Compensation...............................................51

Item 12. Security Ownership of Certain Beneficial Owners and Management.......51

Item 13. Certain Relationships and Related Transactions.......................52

Item 14. Controls and Procedures .............................................52

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....52

SIGNATURES ...................................................................55

CERTIFICATIONS ...............................................................56

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

     EBPP  has  been  in  existence  for  over a  decade  but  has  not  enjoyed
significant   consumer  adoption  due  to  cost,  service  quality  and  service availability factors. Adoption has been gaining momentum as consumers have gravitated to the Internet. Historically, banks have outsourced their bill payment services to third party payment processors to execute bill payment transactions initiated by consumers on behalf of the bank.

     Banks who implement our system are able to use our Least Cost Routing(TM) capabilities to save a potentially significant amount on remittance expense. Transactions routed by our Least Cost Routing(TM) software to multiple payment processors, such as Metavante, Princeton eCom, Online Resources, or MasterCard RPPS, should result in substantial savings compared to what the market currently charges for such transactions through other service providers. To achieve these savings, the FI's must utilize a Payment Warehouse, a biller directory and a Least Cost Routing(TM) gateway, all of which InteliData offers through a license arrangement or on an ASP environment.

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

Internet Banking
----------------

     InteliData has two Internet banking platforms: Interpose(R) and Canopy(TM). Interpose(R) is the Company's Internet banking solution for large banks, while Canopy(TM) banking serves the community banking market. InteliData acquired the Canopy(TM) banking platform and customer base as part of the Home Account acquisition. The Canopy(TM) banking business was a significant revenue and margin contributor in 2001 and 2002. However, because the Company's focus and development resources going forward are expected to be on the large bank and EBPP markets, the Company expects the Canopy(TM) Banking's contribution to be less significant during 2003.

     The Interpose(R) Transaction Engine ("ITE") and Interpose(R) Web Banking ("IWB") are the heart of the Company's Internet banking software system. ITE runs on the FI's host computer system, providing real-time connectivity to remote delivery channels. Along with this host connection, ITE provides customer profiling and control over system security. Its Advanced Financial Message Set gives FI's the functionality to offer a wide range of online financial services. IWB runs on a Windows NT Server environment and interfaces to the FI's host computer systems through ITE. It provides the FI's end users access to all of their financial transactions that are available under the Internet banking product. InteliData's products and services provide for:

     Control - Internet banking and bill payment is becoming a critical touch point for retail and commercial customers. InteliData provides a system that puts FI's in control of their delivery channels, customer data, and payment systems.

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

     Currently in use at some of the nation's largest FI's, the Interpose(R) OFX Gateway delivers a proven, reliable, and highly scalable solution for managing the delivery of financial transaction information across a variety of consumer channels.

Card Solutions(TM)
------------------

InteliData Card Solutions(TM) provides online credit card solutions for many of the leading issuers in the credit card industry. The Card Solutions(TM) products offer bankcard issuers the ability to acquire new credit card accounts using the Company's Internet account acquisition product, to provide self-service functionalities to current cardholders with the Internet Account Management product, and to market the self-service functionalities to the cardholder base using the issuer marketing program. The modular approach of the Card Solutions(TM) platform provides a base offering that enables card issuers to manage their customer relationships online. Optional components, which are designed to work with InteliData's basic account management platform or with an issuer's existing technology, focus on increasing customer penetration and improving portfolio revenue. The Company's Card Solutions(TM) products offer several modules and programs:

     Internet Account Acquisition - The InteliData Card Solutions(TM) Internet Account Acquisition enables our customers to acquire new credit card accounts utilizing the Internet by providing a secured platform for hosting customized application and response pages. Through a relationship with First Data Resources, Internet Account Acquisition utilizes enhanced fraud screening, decisions applications, provides an applicable response, and books approved applicants on the First Data Resources system all within sixty seconds, depending upon access capabilities.

     Internet Account Management - The InteliData Card Solutions(TM) Internet Account Management is a cost-effective offering that may potentially reduce call center expense by providing the same functionality as a call center through a less expensive Internet delivery channel. Internet Self-Service is designed in a modular approach for our customers to choose the functionality they want to provide to the end-users.

     The base module contains real-time enrollment, ensuring a secure experience. Once a cardholder has successfully enrolled, this module provides the cardholder the ability to view their credit card account information, such as balance, payment status, next payment due date, and cycle-to-date transactions. Additional modules contain the functionality for cardholders to view previous months statement activity and download the data to a Personal Finance Manager (PFM), pay their credit card bills, utilize a secure messaging process for submitting customer service inquiries, request a credit line increase, update address information and much more.

     e-Statements - The InteliData e-Statements module provides the ability for cardholders to access an electronic version of their credit card statement, as well as the ability to suppress paper statement printing from within the InteliData hosted Web site. The e-Statements module provides issuers a cost-effective and fully compliant offering. It also provides issuers the necessary administrative tools to manage bounced email notifications, manage Statement Messages, and turn a cardholder's paper back on, in the event an email notification cannot be delivered.

     Balance Transfer - The InteliData Balance Transfer module offers cardholders the ability of transferring balances from other lenders to the credit card account issued by our client. Online Balance Transfer also provides issuers with decisioning tools that can present a cardholder with specific rate offers and other promotional activities based on an issuer's customized and desired criteria.

     e-Alerts - The InteliData e-Alerts module provides issuers the ability to increase cardholder loyalty by providing notification of additional services, which results in active cardholders. InteliData offers the following e-Alerts to cardholders:

          o    Account Events:
               |X|  Welcome alert upon registration
               |X|  Announcement of new feature alerts
               |X|  Payment is due in a specified number of days
               |X|  Current statement is available
               |X|  Credit limit is reached or exceeded
               |X|  Available credit drops below a specified amount
               |X| Balance exceeds or drops below a specified number of days |X| Inactive user alert
               |X| Special occasion events (i.e., birthday or anniversary or a car payment.)

          o    Transaction Events:
               |X|  Payment or credit item posted to the account
               |X| A debit item exceeding a specified amount was posted to the account
               |X| A specified number of transactions in one day has been exceeded
               |X| The daily dollar amount of transactions exceeds a specified amount

     Online Activation - Web-based Card Activation allows cardholders to activate their new and reissued cards in a secure environment.

     Issuer Marketing Program - InteliData has created a turnkey marketing program designed especially to help issuers promote Internet Account Management to their cardholders. The program is designed to increase adoption rates in a cost-effective manner. The Company currently provides two statement-insert designs that can be customized with the FI's name, logo, and Web site address. These pieces provide an incentive to have cardholders manage their credit card accounts online, potentially reducing servicing expense and enhancing the impact of the issuer's Web site.

     Account Profile Change -- Account Management Module - Through InteliData, card issuers can allow their cardholders to change their account information online, including address and phone numbers. InteliData enables card issuers to authenticate a cardholder's identity prior to making changes. If the card issuer chooses a manual processing method, change requests are sent to the Customer Service Representative ("CSR") queue for processing. If the card issuer chooses an automated processing method, change requests are completed real-time at the system of record.

EBPP Solutions
--------------

     InteliData's Electronic Bill Presentment and Payment Products ("EBPP Solutions" marketed after the brand name InteliWorks(TM)) have been designed to meet the near term and emerging opportunities in online payments. The Company's EBPP products offer a broad set of solutions for "pay-anyone" online bill payment, as well as the expanding range of online payments, including payment of electronically presented bills and inter-bank transfers. The Company's bill payment solutions give control of payment warehousing and routing to the FI, making bill payment similar to other forms of electronic payments (such as ACH and ATM transactions), while reducing the expense of bill payment.

     InteliWorks(TM) CSP - The InteliWorks(TM) Consumer Services Provider ("CSP") solution, which is presently under development, has been designed from the ground up to meet the new, emerging, and unique transaction processing and switching needs for consumer side bill presentment and payment. These include the ability to:

     o Interface with multiple EBPP networks, remittance processors, and exchanges, such as RPPS, Princeton eCom, Metavante, Online Resources and CheckFree
     o    Manage settlement and dispute resolution across multiple networks
     o    Synchronize biller directories across multiple networks
     o    Manage consumer enrollment with billers across multiple networks
     o    Manage   interaction  with  biller  Web  sites  for  detailed  billing information
     o    Aggregate summary level bills
     o    Integrate seamlessly to the bank's existing Web site
     o    Manage payment through multiple networks
     o    Consolidate payment on presented bills with "pay-any" bill payment
     o Provide payment from external accounts and process transfers between accounts at two different FI's

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

     o    Flexible security architecture
     o    Network independence (internal, RPPS, and others)
     o Native XML integration points with "adapters" for IFX, OFX and other future messaging standards

     Interpose(R) Payment Warehouse - The Interpose(R) Payment Warehouse provides a software solution to FI's that automates bill payment processing, while giving FI's the benefit of tracking payment activity and integrating delivery channels. The Interpose(R) Payment Warehouse gives FI's the option of Least Cost Routing(TM). This enables FI's to outsource as much or as little of the electronic payment volume as they choose. This permits FI's to:

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

     The Company has established alliances with major service providers who are providing services to our target FI's and who are marketing our services. The Company currently has agreements in place with ALLTEL and First Data Resources for the sales forces of those companies to market services using InteliData's systems.

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

     First Data Resources is a leading third-party transaction processor. Its services include a comprehensive line of card portfolio management solutions, products and services to more than 1,400 credit, debit, stored-value, smart cards, commercial, private label and oil card issuers worldwide. Under a Joint Marketing Agreement between the two companies, First Data markets InteliData's Card Solutions(TM) to credit card issuers interested in utilizing Web based tools and services that can help them expand their portfolio, increase market share and improve profitability.

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

     The Company expects that competition in these areas will continue to increase. The Company believes that a principal competitive factor in its markets is the ability to offer an integrated system of various Internet banking and EBPP products and services. Competition will be based upon price, performance, customer service and the effectiveness of marketing and sales efforts. The Company competes in its various markets on the basis of its relationships with strategic partners, by developing many of the products required for complete solutions, by leveraging market experience, and by building reliable products and offering those products at competitive prices.

PRODUCT DEVELOPMENT

     The Company operates in industries that are rapidly growing and changing. In an effort to improve the Company's position with respect to its competition, the Company has focused its efforts in the area of product development. In 2002, 2001, and 2000, the Company's research and development expenditures were $8,807,000, $15,729,000, and $14,512,000, respectively. At December 31, 2002 and
2001, approximately 57 and 97 employees were engaged in product development, respectively.

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

     The Company does not believe that its products and services infringe on the rights of third parties. It is possible that third parties could assert infringement claims against the Company. There can be no assurance that any such assertion will not result in costly litigation or require the Company to cease using, or obtain a license to use, intellectual property of such parties.

EMPLOYEES

     At December 31, 2002 and 2001, the Company had approximately 89 and 140 employees, respectively. The Company has no collective bargaining agreements with its employees.

AVAILABLE INFORMATION

     The Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act. The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.

     The Company also makes available free of charge on or through our Internet website (http://www.intelidata.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on

Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

ITEM 2.  PROPERTIES
-------------------

     The Company's headquarters are located in Reston, Virginia, where it leases 25,200 square feet of office space; this lease expires in December 2006. The Company also leases 11,000 square feet of office space for its product development facilities in Toledo, Ohio. The Ohio lease expires in January 2004.

     In January 2001, the Company acquired Home Account Holdings, which had leased facilities in Emeryville, California, Omaha, Nebraska, and Charleston, South Carolina. In February 2001, the facility in California, which served as the headquarters for the pre-merger Home Account Holdings, was shut down and the Company has subleased the 7,200 square feet of space as of August 2002. The Nebraska lease for 19,000 square feet of office space, used for product development and customer service, expires in March 2003 and is expected to be renewed at current market rates. The South Carolina lease for 5,300 square feet of office space, used for product development and customer service, will terminate in April 2006.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
--------------------------------------------------------

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of all executive officers of the Company and all positions and offices within the Company presently held by such executive officers:

Name                    Age   Position Held
----                    ---   --------------

Alfred S. Dominick, Jr. 57    Chairman, President and Chief Executive Officer
Michael E. Jennings     57    Executive Vice President, Consumer Services
John R. Polchin         39    Vice President, Chief Financial Officer
                               and Treasurer
Albert N. Wergley       55    Vice President, General Counsel and Secretary

Alfred S. Dominick, Jr. has served as the President and Chief Executive Officer of the Company since August 1998 and Chairman of the Board of Directors since August 2002. Prior to joining InteliData, Mr. Dominick served as president of the Retail Products Delivery Group at M&I Data Services. Prior to joining M&I Data Services in July 1995, he was Executive Vice President of Retail Banking and a member of the Executive Committee for Boatmen's Bancshares Corporation for three years. Prior to that Mr. Dominick was an Executive Vice President with Bank One Texas, since 1989. Prior to his employment with Bank One Texas, Mr. Dominick was a Senior Vice President with Fleet National Bank.

Michael E. Jennings has served as the Executive Vice President, Consumer Services since joining InteliData in June 2000. He is in charge of overall business planning and business development activities for electronic bill presentment and payment, Internet banking, and operations. Prior to joining InteliData, Mr. Jennings served at Bank of America as a Senior Vice President of Self Service Delivery. During the eight years prior to joining InteliData, he worked on alternative delivery strategies and managing several different areas of electronic Banking including: Debit Cards, ATMs, ATM/POS Operations, PC and Internet Banking, and EFT switches. Mr. Jennings is a former director of CIRRUS, Money Transfer Systems, Credit Systems Inc., and was chairman of the American Banking Association's Retail Payment Systems Committee.

John R. Polchin has served as Vice President, Chief Financial Officer and Treasurer since April 2002. Prior to joining InteliData, Mr. Polchin served as Vice President and Chief Financial Officer of Orblynx, Incorporated, a global Internet infrastructure firm. Prior to that, Mr. Polchin held the positions of Vice President and Treasurer and Senior Vice President, Chief Financial Officer for e.spire Communications, a publicly traded CLEC. Additionally, he has served as Vice President of Finance and Controller for Appworx Corporation, a West Coast-based enterprise software concern. From 1987 to 1994, he held various financial positions within UNC Incorporated (acquired by General Electric). Mr. Polchin began his career at NCNB Corporation, now Bank of America.

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

PART II
=======

ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
---------------------------------------------------------------
               STOCKHOLDER MATTERS
               -------------------

     The Company's common stock is traded on the Nasdaq National Market under the symbol INTD. The table below sets forth the high and low quarterly sales prices for the common stock of the Company as reported in published financial sources for each quarter during the last two years:

                                           High                 Low
                                         -------              -------
2002     Fourth Quarter                  $  1.03              $  0.57
         Third Quarter                      1.50                 0.66
         Second Quarter                     2.74                 1.13
         First Quarter                      3.00                 1.50

2001     Fourth Quarter                  $  4.30              $  2.70
         Third Quarter                      5.90                 2.40
         Second Quarter                     6.36                 2.55
         First Quarter                      6.03                 2.25

     On February 26, 2003, the last reported sales price for the Company's common stock was $1.66. The number of stockholders of record at February 26, 2003 was 685, and does not include those stockholders who hold shares in street name accounts.

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


ITEM 6.   SELECTED FINANCIAL DATA (in thousands, except per share data)
-----------------------------------------------------------------------

                                                                  Years Ended December 31,

RESULTS OF OPERATIONS:                           2002          2001           2000           1999          1998
----------------------                       -----------   -----------   ------------    -----------     ----------

Revenues                                     $    21,495    $    18,296    $    5,101    $    6,493     $    4,683
Cost of revenues                                   8,474          9,010         2,720         1,743            618
Operating expenses                                21,103         39,624        27,699        12,800         11,861
                                             -----------    -----------    ----------    -----------    -----------

Operating loss                                    (8,082)       (30,338)      (25,318)       (8,050)        (7,796)
Other income, net                                   (649)           137        49,726           350            874
Provision (benefit) for income taxes                (137)          (160)          488            --            --
                                             -------------  ------------   -----------   -----------    -----------

Income (loss) from continuing operations          (8,594)       (30,041)       23,920        (7,700)        (6,922)
Income (loss) from discontinued operations           --             --           (262)(1)     5,805        (30,917)
                                             -----------    -----------    -----------   -----------    -----------

Net income (loss)                                 (8,594)       (30,041)       23,658        (1,895)       (37,839)
Preferred stock dividend requirement                 --             --            --         (1,936)(2)         --
                                             -----------    -----------    ----------    -----------    -----------

Net income (loss) attributable to
  common stockholders                        $    (8,594)   $   (30,041)   $   23,658    $   (3,831)    $  (37,839)
                                             ============   ============   ===========   ===========    ===========

Basic earnings per common share

  Income (loss) from continuing operations   $     (0.18)   $    (0.65)    $     0.63    $    (0.29)    $    (0.22)
  Income (loss) from discontinued operations        0.00          0.00          (0.01)         0.18          (0.98)
                                             -----------    ----------     -----------   -----------    -----------
  Net income (loss)                          $     (0.18)   $    (0.65)    $     0.62    $    (0.11)    $    (1.20)
                                             ============   ===========    ==========    ===========    ===========

Diluted earnings per common share

  Income (loss) from continuing operations   $     (0.18)   $    (0.65)    $     0.59    $    (0.29)    $    (0.22)
  Income (loss) from discontinued operations        0.00          0.00          (0.01)         0.18          (0.98)
                                             -----------    ----------     -----------   -----------    -----------
  Net income (loss)                          $     (0.18)   $    (0.65)    $     0.58    $    (0.11)    $    (1.20)
                                             ============   ===========    ===========   ===========    ===========

Weighted-average common shares outstanding

  Basic                                           48,869         45,897        38,237        33,367         31,450
                                             ===========    ===========    ===========   ==========     ===========
  Diluted                                         48,869         45,897        40,843        33,367         31,450
                                             ===========    ===========    ===========   ==========     ===========


                                                                        December 31,

FINANCIAL POSITION:                              2002          2001           2000           1999          1998
-------------------                          -----------   -----------   ------------   -----------     ---------

Cash and cash equivalents                    $     5,674    $    12,026    $   27,255    $    8,496     $    8,050
Total assets                                      44,506         57,710        43,278        11,212          9,137
Long-term debt                                        --             --            --            --             --
Stockholders' equity                              36,454         44,475        33,570         7,087            331

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-----------------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

Overview

     InteliData provides the real-time financial processing infrastructure to enable FI's to provide services to their customers over the Internet. The Company develops and markets software products and consulting services for the financial services industry. InteliData also services the EBPP market with the development of its end-to-end, biller-to-consumer EBPP solutions.

     Our products and services are designed to assist consumers in accessing and transacting business with their FI's electronically, and to assist FI's in connecting to and transacting business with third party processors. The Company also serves as an ASP by providing Internet hosting and service bureau solutions to FI's, including bankcard issuers.

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

     The Internet banking product line provides Internet access to account information, transfer capability between accounts, and bill payment functionality and is focused on large banks, typically with assets over $3 billion dollars. While the market for these products is mature, and the number of new opportunities is limited, the Company has a customer base, which provided approximately 67% of total revenues in 2002, and represents an opportunity for future business from both new products as well as organic growth of their user base.

     The Interpose(R) OFX Gateway product line provides Quicken and Microsoft Money users access to their bank account information and other functionality. This product line currently has four primary customers, CitiBank USA, First Union/Wachovia, Bank of America, and USAA. In addition, Fiserv has licensed this technology. This product line contributed approximately 14% of total 2002 revenues.

     The Company's Card Solutions(TM) product line provides card issuers with the opportunity to offer their customers Internet access to credit card information with the functionality to perform a variety of self-service activities, apply for a credit card or a line increase, pay the bills, or receive e-mail orders. The Company has a strategic relationship with First Data Resources, which is marketing the Company's products to their customer base. In 2002, this product line contributed approximately 18% of total revenues.

     The Company's EBPP Solutions product line, InteliWorks(TM), provides a suite of products enabling a bank to connect to payment switches, such as MasterCard RPPS, or payment processors, to aggregate presented bills and to warehouse bill payments. As a product line that is still under development, revenue from this product line was less than 1% of total 2002 revenues. The Company does expect revenues for this product line to increase in 2003, beginning primarily in the second half of the year.

Critical Accounting Policies

     We consider the following accounting policies to be the most important to our financial position and results of operations or are policies that require the exercise of significant judgment and/or estimates.

     Revenue Recognition - We consider our revenue recognition policy critical to the understanding of our business operations and results of operations. The Company supplies Internet banking and electronic bill presentment and payment software to FI's. The Company's revenues associated with integrated solutions that bundle software products with customization, installation and training services are recognized using the percentage of completion method of accounting.

     The Company's bill payment technology software does not require significant customization. Upon delivery, the Company either recognizes revenue ratably over the contract period for contracts where vendor specific objective evidence
(VSOE) of fair value for post contract customer support (PCS) does not exist or recognizes revenue in full where VSOE of fair value for PCS does exist.

     The Company enters into multiple element arrangements. Elements typically include software, consulting, implementation and PCS. PCS contracts generally require the Company to provide technical support and unspecified readily available software updates and upgrades to customers. Revenue for these multiple element arrangements is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, the fee is fixed and determinable, and collectibility is considered probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered and all obligations are met. Currently, the Company does not have VSOE of fair value for some of the elements within its multiple element arrangements. Therefore, all revenue under such arrangements is being recognized ratably over the term of the PCS contract. Revenue from transactional services, which includes hosting and ASP services, is recognized as transactions are processed.

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

     Estimates at Completion - Revenues related to some of the Company's contracts are recognized using the percentage of completion method of accounting, which requires that we make estimates and judgments as to anticipated project scope, timing and costs to complete the projects. The completion of certain development efforts are critical for the Company to perform on certain contracts. Delays in product implementation or new product development at customer locations and product defects or errors could affect our estimates and judgments. Additionally, we may experience delays when implementing our products at customer locations, and customers may be unable to implement our products in the time frames and with the functionalities that they expect or require. The accuracy of these estimates and judgments could affect our business, operations and financial condition.

     Allowance for Doubtful Accounts - Determination of our allowance for doubtful accounts requires significant estimates. Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company sells its products primarily to FI's in the United States. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's on-going credit evaluation process and the financial position of the FI's that are highly regulated. The Company does not generally require collateral from customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2002, the Company's top eight customers comprised approximately 54% of the net accounts receivable balance.

     A number of factors are considered in establishing the allowance, including historical collection experience, the macro-economic environment, estimates of forecasted write-offs, the aging of the accounts receivable portfolio, and others. If the financial condition of our accounts receivable portfolio deteriorates, additional allowances would be required.

     As part of the Home Account acquisition in 2001, the Company acquired certain accounts receivables that were outstanding as of the acquisition date. The Company pursued collection efforts, but ultimately determined that some of these accounts were uncollectible. Such doubtful accounts related to these acquired assets cannot be adjusted as part of the purchase price allocation, so the bad debt expense was recognized in operations in 2001. During 2001, the Company recorded costs associated with these particular sets of uncollectible accounts in the amount of $1,090,000 and began to write off certain accounts. Additionally in 2002 and 2001, the Company wrote off some previously reserved legacy InteliData accounts. During 2002, the Company experienced improved cash collections on some previously reserved accounts and an account that had previously been written off. As a result of these collection efforts and the resulting cash receipts, the Company reduced its bad debt expense in 2002 by approximately $340,000 to reflect the positive developments.

     Valuation of Long-Lived Assets - On an annual basis, we review long-lived assets such as identifiable intangibles and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This review requires us to make estimates of our undiscounted future cash flows in order to determine if our long-lived assets are impaired. If the total of the expected undiscounted future cash flows is less than the carrying amount of the assets, we are required to make estimates of our discounted future cash flows in order to calculate a loss for the difference between the fair value and carrying value of the assets. We make significant assumptions and estimates in this process regarding matters that are inherently uncertain, such as calculating remaining useful lives and assuming discount rates. The resulting cash flows are computed over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. When known and available, we also use comparable values of similar businesses in corroborating the results from the discounted cash flows approach. This process involves making estimates about matters that are inherently uncertain. Reviews for impairment between annual reviews may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. While we believe that our estimates are reasonable, different assumptions regarding such cash flows could materially affect our valuation.

     Depreciation of Fixed Assets - The Company's business requires our investment in office and computer equipment to facilitate certain research and development activities and to support the operations in serving our customers. We record these assets that in management's opinion, extend the useful life of the underlying asset, at cost and depreciate the assets over their estimated useful lives. We periodically reassess the economic life of these elements and make adjustments to these useful lives using, among others, historical experience, capacity requirements, and assessments of new product and market demands. When these factors indicate certain elements may not be useful for as long as anticipated, we depreciate the remaining book value over the remaining useful life. Further, the timing and deployment of any new technologies could affect the estimated lives of our assets, which could have significant impacts on results of operations in the future.

     Recent Accounting Pronouncements - In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123 ("SFAS 148"). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for annual and interim periods beginning after December 15, 2002. As the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation, SFAS 148 will not have any impact on our financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (including Certain Costs Incurred in a Restructuring) ("SFAS 146"), which supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3"). SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after September 30, 2002. The implementation of these provisions did not have a material impact on the financial position or results of operations.

Results of Operations - Years Ended December 31, 2002 and 2001

     The following represents the results of operations for InteliData. Such information should be read in conjunction with the financial statements and the notes thereto in Part II, Item 8 of this Annual Report on Form 10-K, as well as the cautionary statements and risk factors in this section.

Revenues

     The Company's revenues were $21,495,000 in 2002 compared to $18,296,000 in 2001, an increase of $3,199,000. The increase was a result of an increase in consulting and services revenues of $3,690,000, offset by a decrease in software revenue of $491,000. During 2002, software revenues were $1,299,000 and consulting, services, and termination fees were $20,196,000. During 2001, the Company generated revenues of $1,790,000 from software sales and $16,506,000 from consulting, services, and termination fees.

     The decrease in software revenues was primarily due to the timing of system deliveries and fewer software license sales. The increase in consulting, services, and termination fees from 2001 to 2002 was primarily due to increases in the Company's recurring revenue from fees associated with its application services provider ("ASP") operations. The following information represents the Company's revenues in the various product lines for the years ended December 31 (in thousands):

                                     2002              2001           2000
                                   ---------        ---------       ---------
       Internet Banking            $  14,475        $  12,333       $   4,557
       Interpose(R)OFX Gateway         3,039            3,064              --
       Card Solutions(TM)              3,948            2,738              --
       EBPP Solutions                     33              161              --
       Royalties and other                --               --             544
                                   ---------        ---------       ---------

            Total revenues         $  21,495        $  18,296       $   5,101
                                   =========        =========       =========

     As anticipated, the revenue from royalties in 2002 and 2001 were zero after the discontinuance of the Company's royalty payments from VISA Interactive.

Cost of Revenues and Gross Profit

     The Company's cost of revenues decreased $536,000 to $8,474,000 in 2002 from $9,010,000 in 2001. The decrease was due to the offsetting of approximately $254,000 of costs against a forward loss accrual that was expensed in previous periods, a decrease in professional services costs and a decrease in service provider costs due to contract renegotiations.

     Overall gross profit margins increased to 61% for 2002 from 51% for 2001. The increase in gross profit margins was attributable to an increase in recurring revenue coupled with the decrease in cost of revenues as discussed above. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with an ASP business model, competitive pricing pressure, and the introduction of new products and changes in volume.

General and Administrative

     General and administrative expenses decreased $1,436,000 to $8,629,000 in 2002 from $10,065,000 in 2001. The decrease was primarily attributable to the Company's reduction of corporate and administrative expenses that resulted from continued evaluation of on-going cost structures and synergies achieved from the purchase of Home Account. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Selling and Marketing

     Selling and marketing expenses decreased $6,628,000 to $2,947,000 in 2002 from $9,575,000 in 2001. This was primarily attributable to decreases in the number of selling and marketing employees and travel and outside professional consulting expenses related to both continued evaluation of on-going cost structure and synergies achieved from the purchase of Home Account. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Research and Development

     Research and development costs decreased $6,922,000 to $8,807,000 in 2002 from $15,729,000 in 2001. The decrease was primarily attributable to the Company's expense reduction efforts and the reduction of employees after combining the operations of InteliData and Home Account and finding efficiencies and synergies. The Company incurs research and development expenses primarily in developing the next generation, open standards-based InteliWorks(TM) Enterprise Payment Solution. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

     In 2003, the Company expects to focus most of its research and development efforts on its EBPP Solutions product line. The Company plans to continue funding research and development into this product to expand the number of processor interfaces, build a more comprehensive Customer Care tool, expand "pay any" capabilities, complete development of external payments, and create a Universal Directory Service. The Internet banking, Interpose(R) OFX Gateway, and Card Solutions(TM) products are currently in operation at customer sites and development efforts will likely be focused primarily on product upgrades and product maintenance.

Amortization of Goodwill and Intangibles

     Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), requires the Company to not amortize goodwill and certain intangibles into results of operations, but instead the Company would review these assets for impairment. The assets would be written down and impairment losses would be charged to results of operations only in the periods in which the recorded values are determined to be more than their fair values. The adoption of this accounting standard, as of January 1, 2002, reduced the amortization expense associated with goodwill by $3,555,000 to $0 in 2002 from $3,555,000 in 2001. The amortization of certain intangibles continued at an annualized rate of $720,000. As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill and the assembled workforce intangible asset, and the assembled workforce intangible asset was combined with goodwill for financial accounting and reporting.

     In accordance with SFAS 142, the Company had six months from adoption (up until June 30, 2002) to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS No. 142, the Company conducted the first step of the impairment tests. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. As of December 31, 2002, the Company is not aware of such events or circumstances that could indicate potential impairment.

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

     As part of this merger transaction, an escrow account was established to provide Sybase indemnity protection against possible claims that might arise against HFN. Approximately 133,000 shares of Sybase common stock owned by InteliData were put in escrow, along with approximately $440,000 of cash. In March 2001, the Company received the escrow payments less approximately $129,000 for miscellaneous claims under the escrow provision. During 2000, InteliData recognized a gain of approximately $42,604,000 on this transaction and a gain of $5,998,000 on the subsequent disposition of some of the Sybase common stock. The remaining holdings of Sybase common stock were sold during 2001 for a net gain of $507,000. This net gain combined with the loss of $129,000 from the escrow claims represent the $378,000 realized gains on sales of investments for the year ended December 31, 2001. At December 31, 2001, the Company owned all 640,000 warrant units described above. During June 2002, the Company exercised all of its 640,000 warrants units to purchase Sybase common stock and sold the resulting 223,000 shares of Sybase common stock. The Company received net proceeds of approximately $1,718,000 and recognized a realized loss from sales of investments of approximately $748,000.

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

     In accordance with SFAS 115, the balance sheet included $210,000 of unrealized gain on investments (net of taxes), within stockholders' equity as of December 31, 2001. As of December 31, 2001, the accumulated other comprehensive loss balance represents the changes in the fair market value of the Sybase common stock. In accordance with SFAS 133, the change in the fair market value of the Sybase warrants was recorded in the statement of operations (see below).

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

Other Income

     Other income, primarily investment and interest income, decreased $526,000 to $99,000 in 2002 from $625,000 in 2001. The decrease is associated with decreased levels of cash and cash equivalents in 2002 as compared to 2001.

Income Taxes

     The provisions (benefit) for income taxes were $(137,000) and $(160,000) for the years ended December 31, 2002 and 2001, respectively. The benefit in 2002 represents a refund of taxes paid in 2000 as a result of tax legislation enacted during 2002. The benefit in 2001 also represented a refund related to 2000. At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $200 million, which expire in 2008 through 2022, general business tax credits of approximately $489,000, which expire in 2005 through 2010, and an alternative minimum tax credit carryforward of approximately $60,000, which may be carried forward indefinitely and used to offset future regular taxable income. Approximately $45 million of the net operating losses were incurred by Home Account prior to its acquisition by the Company and are subject to annual limitation pursuant to Internal Revenue Code
Section 382 as a result of cumulative changes in ownership of more than 50% in 2001.

Discontinued Operations

     In 2002 and 2001, the Company did not have any income statement activity in discontinued operations.

     As of December 31, 2002 and 2001, the net liabilities of discontinued operations of $251,000 and $504,000 relate to the telecommunications divisions, respectively. This relates to the potential environmental clean up associated with InteliData's former New Milford, Connecticut property. In January 2000, InteliData sold the New Milford, Connecticut building, its only remaining asset in discontinued operations of the telecommunications division. In the context of this sale, InteliData agreed to undertake limited remediation of the site in accordance with applicable state law. The subject site is not a federal or state Superfund site and InteliData has not been named a "potentially responsible party" at the site. The remediation plan agreed to with the purchaser allows InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Further, at the time of the sale of the facility, InteliData established a $200,000 escrow account for certain investigation/remediation costs. As of December 31, 2002 and 2001, this escrow account balance remained at $200,000. Moreover, InteliData has obtained environmental insurance to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. InteliData has recorded its estimated liability related to this matter and other costs related to the discontinued operations.

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

Income (Loss) from Continuing and Discontinued Operations, Weighted-Average Common Shares Outstanding and Basic and Diluted Income (Loss) Per Common Share

     The basic and diluted weighted-average common shares outstanding for the year ended December 31, 2002 was 48,869,000, compared to a basic and diluted weighted-average common shares outstanding of 45,897,000 for the year ended December 31, 2001. The increase resulted primarily from the exercise of stock options, stock purchases under the Employee Stock Purchase Plan, and the issuance of 2,863,000 shares for the private placements of the Company's common stock that closed in November and December of 2001.

     Losses from continuing operations were $(8,594,000) and $(30,041,000) for the years ended December 31, 2002 and 2001, respectively, while there was no gain or loss from discontinued operations in either period. Net losses were $(8,594,000) and $(30,041,000) for 2002 and 2001, respectively. As a result of the foregoing, basic and diluted net loss per common share was ($0.18) for the year ended December 31, 2002 compared to a basic and diluted net loss per common share of ($0.65) for the year ended December 31, 2001.

Results of Operations - Years Ended December 31, 2001 and 2000

     The following represents the results of operations for InteliData. Such information should be read in conjunction with the financial statements and the notes thereto in Part II, Item 8 of this Annual Report on Form 10-K, as well as the cautionary statements and risk factors in this section.

Revenues

     The Company's revenues were $18,296,000 in 2001 compared to $5,101,000 in 2000, an increase of $13,195,000. The increase was a result of an increase in software revenue of $1,117,000, an increase in consulting, services, and termination fees of $12,622,000, all including the addition of the Home Account operations starting from January 11, 2001, and offset by the expected cessation of the royalty arrangements relating to the sale of bill-payment software to VISA Interactive. During 2001, the Company generated $1,790,000 from software sales and $16,506,000 from consulting, services, and termination fees. During 2000, software revenues were $673,000, consulting, services, and termination fees were $3,884,000 and royalty arrangements contributed $544,000.

     The increase in software revenue was due to several large systems sold in the beginning of the year, while the systems sold in 2000 occurred in the latter part of the year. As a result, the Company was able to perform on and earn the revenue associated with the 2000 and 2001 sales during 2001. The increase in consulting, services, and termination fees from 2000 to 2001 was primarily due to the addition of the Home Account operations and the increases in the Company's recurring revenue from fees associated with its hosting and ASP operations.

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

     Overall gross profit margins increased to 51% for 2001 from 47% for 2000. The increase in gross profit margins was attributable to an increase in software and recurring revenue, including the addition of Home Account customers. Gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with an ASP business model, competitive pricing pressure, and the introduction of new products and changes in volume.

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

Liquidity and Capital Resources

     During  2002,  the  Company's  cash  and  cash  equivalents   decreased  by
$6,352,000. At December 31, 2002, the Company had $5,674,000 in cash and cash equivalents, $2,244,000 of working capital with no long-term debt, and $36,454,000 in stockholders' equity.

     The Company's principal needs for cash in 2002 were for funding operating losses. The Company funded decreases in accounts payable of $1,215,000, accrued expenses of $2,183,000, and deferred revenue of $1,491,000 for the year ended December 31, 2002, which was partially offset by a decrease in accounts receivable of $2,018,000.

     The Company's cash requirements for operating activities in 2002 were financed primarily by cash and cash equivalents on hand and the proceeds from sales of investments. Total cash proceeds from the sale of investments were approximately $1,968,000.

     Net cash provided by investing activities in 2002 was $1,529,000. This was a result of the sales of investments as discussed above, offset by the purchases of property and equipment of $389,000 and the cash paid for the purchase of Home Account and the related acquisition costs of $50,000.

     Financing activities provided net cash of $45,000 in 2002 from the issuance of the Company's common stock through stock option exercises and sales of stock to employees pursuant to the Employee Stock Purchase Plan.

     Contractual Obligations - The decision by the Company to divest itself of its telecommunications business segment created certain financial obligations and uncertainties for the future. The Company is required to satisfy certain obligations of the telecommunications business that will carry on beyond December 31, 2002. As of December 31, 2002, the Company had $251,000 in remaining liabilities related to the discontinued operations. During 2000, the Company sold the only remaining asset it had in the discontinued operations -- the building in New Milford, Connecticut. Liabilities remaining in the discontinued operations represent the Company's estimated liability related to potential environmental clean-up at the New Milford location and other costs. The Company is working with its professional advisors and insurer to manage its exposure to liability for the potential environmental clean up. The Company has hired an environmental specialist firm to perform a study of the damages, to prepare a project plan, to work with the state agency, and to remediate the damages. Additionally, the Company has acquired insurance to cap the potential costs and losses at a reasonable amount. Such amounts and insurance costs have been accrued for as of December 31, 2002. Management believes that the combination of the project plan and the insurance arrangements will cause the resolution of this matter to not have a material adverse effect on the Company's financial condition or results of operations.

     The Company leases facilities and equipment under cancelable and noncancelable operating lease agreements. Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2002, were as follows (in thousands):

            Years Ending December 31,

                  2003                                      $         973
                  2004                                                809
                  2005                                                411
                  2006                                                330
                  2007 and thereafter                                  --
                                                             ------------
                      Total minimum lease payments          $       2,523
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

     The Company believes that it currently has the capital necessary to continue funding its operations in 2003. Continuing into 2003, the Company expects its operating losses to continue declining based on increases in revenues due to increases in the adoption rates and penetration rates of Internet banking, Card Solutions(TM) and EBPP Solutions, and based on our periodic rationalization of headcount and other expenses in light of our available capital and anticipated business projections. Based on the Company's current capital levels and its assumptions about future operating results, the Company believes that it will have sufficient resources to fund existing operating plans. However, if actual results differ materially from current assumptions, the Company may not have sufficient capital resources and may have to modify operating plans and/or seek additional capital resources. If the Company engages in efforts to obtain additional capital, it can make no assurances that these efforts will be successful or that the terms of such funding would be beneficial to the common stockholders.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     This Form 10-K filing and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the realization of which may be impacted by the factors discussed below. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company cautions readers that the following important factors, among others, in some cases have affected the Company's actual results, and could cause the Company's actual results for 2003 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act. Additionally, the Company is not under any obligation (and expressly disclaims an obligation to) update or alter its forward-looking statements, whether as a result of new information or otherwise. We wish to caution you that such risks and uncertainties include, but are not limited to:

     o    our ability to continue funding operating losses;
     o our ability to manage our expenses in line with anticipated business levels;
     o    our  ability to complete  product  implementations  in  required  time frames;
     o our ability to increase our recurring revenues and profits through our ASP business model;
     o the impact of competitive products, pricing pressure, product demand and market acceptance risks;
     o the pace of consumer acceptance of home banking and reliance on our bank clients to increase usage of Internet banking by their customers;
     o the effect of general economic conditions on the financial services industries;
     o    mergers and acquisitions;
     o    the risk of integration of our technology;
     o    the  ability of our FI  customers  to  implement  applications  in the
          anticipated   time   frames   or  with   the   anticipated   features,
          functionality or benefits;
     o    our  reliance  on  key   strategic   alliances   and  newly   emerging
          technologies;
     o    our ability to leverage our third-party relationships;
     o the on-going viability of the mainframe marketplace and demand for traditional mainframe products;
     o    our ability to attract and retain key employees;
     o    the availability of cash for long-term growth;
     o    product obsolescence;
     o    our ability to reduce product costs;
     o    fluctuations in our operating results;
     o    delays in development of highly complex products; and
     o other risks detailed from time to time in our filings with the Securities and Exchange Commission.

     In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "intends," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in this prospectus in greater detail under the heading "Risk Factors." In connection with forward-looking statements that appear in these disclosures, readers hereby should carefully consider the factors set forth under "Risk Factors."

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

     Rapidly changing technologies could make our products obsolete, which may adversely affect our business, operations and financial condition.

     Our business activities are concentrated in fields characterized by rapid and significant technological advances. It is possible that our products and services will not remain competitive technologically or that our products, processes or services will not continue to be reflective of such advances. The following, among other factors, may adversely affect our ability to be technologically competitive:

     o our competitors may develop other technologies that could render our products and services noncompetitive or obsolete;
     o we may be unable to locate, hire and retain management and other key personnel with the skills and abilities required to further advance and develop our software products and services and to maintain our technological competitiveness;
     o we may be unable to introduce new products or product enhancements that achieve timely market acceptance and meet financial institutions' or Internet banking or EBPP customers' needs;
     o we may encounter unanticipated technical, marketing or other problems or delays relating to new products, features or services that we recently introduced or that we may introduce in the future;
     o we may be unable to keep pace with our competitors' spending on research and development of new products because most of our competitors and potential competitors have significantly greater financial, technological and research and development resources than we have;
     o we may be unable to develop, produce and market new products as cheaply as our competitors and we may not be able to offer new products to customers at a competitive price; and,
     o    we may be unable to leverage our relationships with third parties.

     An inability to compete  successfully  in an  increasingly  competitive and
crowded  marketplace  could  adversely  affect  our  business,   operations  and
financial condition.

     The market for Internet banking and other interactive financial products and services is highly competitive and subject to rapid innovation and technological change, shifting consumer preferences and frequent new product introductions. A number of corporations, including S-1 Corporation, Corillian Corporation, Financial Fusion, Inc., CheckFree Corporation, Online Resources Corporation, Digital Insight, Inc., Metavante Corporation, and Incurrent Solutions, Inc., some of which have greater resources than us, offer products and services that compete directly with the products and services we offer. We expect the number of competitors in the Internet banking and EBPP products and services industry to expand greatly as a result of the popularity of the Internet and widespread ownership of personal computers. We foresee our future competitors as including:

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

     Our operating results fluctuate, which could have an adverse effect on our business, operations and financial condition.

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

     Additionally, certain banks and other financial institutions recently have combined or are proposing to combine, and we are unable to assess the future effect that those combinations and other possible consolidations in the banking industry will have upon us. No assurance can be given that quarterly variations in our operating results will not occur in the future, and accordingly, the results of any one quarter may not be indicative of the operating results for future quarters.

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

     We possess limited patent or registered intellectual property rights with respect to our technology and any loss or infringement of those rights could cause us to lose a valuable competitive advantage or incur costly litigation expenses that adversely affect our business, operations and financial condition.

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

     Claims against us for infringement of another party's intellectual property rights could cause us to incur costly litigation expenses or impact our ability to offer products or services to our market.

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

     Our products rely on the cost-effectiveness of, and ease of access to, the Internet. There are currently few laws or regulations directly applicable to, or commerce or other communications on, the Internet. However, due to the increasing popularity and use of the Internet, it is possible that new laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, the collection or processing of personal information, copyright infringement and the pricing, characteristics and quality of products and services. Consumers' concerns relating to privacy, security and increasing regulation could hinder the use of the Internet and the growth of our business. The adoption of restrictive laws or regulations may increase the cost of doing business over the Internet. The application to the Internet of existing laws and regulations governing such issues as property ownership and personal privacy is subject to substantial uncertainty. Mandatory privacy and security standards and protocols still are being developed by government agencies, and we may incur significant expenses to comply with any requirements that are ultimately adopted. Our financial institution customers require that our products and services will permit them to operate in compliance with all applicable laws and regulations. We may become subject to direct regulation as the market for our products and services evolves. Additionally, current or new government laws and regulations, or the application of existing laws and regulations, may expose us to significant liabilities or otherwise impair our ability to achieve our strategic objectives through increased operating costs or reduced market acceptance. If Internet use does not grow as a result of privacy or security concerns, increasing regulation or for other reasons, the sale of Internet banking and electronic bill presentment and payment products would be hindered and our business, operations and financial condition would be adversely affected.

ITEM 7a.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------------

     The Company currently has no long-term debt and is not currently engaged in any transactions that involve foreign currency. The Company does not engage in hedging activities.

     As of December 31, 2001, the fair value of the Company's investment portfolio was approximately $2,917,000, which consisted of $2,676,000 of warrants to purchase Sybase common stock and $241,000 of fixed income securities. Changes in the fair value of the fixed income securities will continue to be recognized in shareholders' equity (as a component of comprehensive income). SFAS 133, which the Company adopted effective January 1, 2001, requires that changes in the fair value of the warrants to purchase Sybase common stock be recognized periodically in income. During 2002, all of the investments in the warrants to purchase Sybase common stock were exercised and the resulting shares were sold. Additionally, the Company's investments in fixed income securities were sold. As of December 31, 2002, the Company did not hold any investments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Consolidated Financial Statements

  Consolidated Balance Sheets as of December 31, 2002 and 2001................30

  Consolidated Statements of Operations for the Years Ended
    December 31, 2002, 2001, and 2000.........................................31

  Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
    December 31, 2002, 2001, and 2000.........................................32

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2002, 2001 and 2000..........................................33

  Notes to Consolidated Financial Statements for the Years Ended
    December 31, 2002, 2001, and 2000.........................................34

Independent Auditors' Report..................................................50

                       INTELIDATA TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                        (in thousands, except share data)

                                                                                        2002            2001
                                                                                    ------------    -------------

ASSETS

  CURRENT ASSETS

     Cash and cash equivalents                                                      $      5,674    $     12,026
     Investments                                                                              --           2,917
     Accounts receivable, net                                                              2,974           4,992
     Other receivables                                                                       309             563
     Prepaid expenses and other current assets                                               802             559
                                                                                    ------------    ------------
         Total current assets                                                              9,759          21,057

  NONCURRENT ASSETS
     Property and equipment, net                                                           2,554           3,720
     Goodwill, net                                                                        26,238          22,549
     Intangibles, net                                                                      5,780          10,189
     Other assets                                                                            175             195
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $     44,506    $     57,710
                                                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                                                               $      2,081    $      3,346
     Accrued expenses                                                                      3,458           5,357
     Deferred revenues                                                                     1,673           3,164
     Other liabilities                                                                       252             324
     Net liabilities of discontinued operations                                               51             204
                                                                                    ------------    ------------
TOTAL CURRENT LIABILITIES                                                                  7,515          12,395
     Net liabilities of discontinued operations                                              200             300
     Other liabilities                                                                       337             540
                                                                                    ------------    ------------
TOTAL LIABILITIES                                                                          8,052          13,235
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
        no shares issued and outstanding                                                      --              --
     Common stock, $0.001 par value; authorized 60,000,000 shares;
        issued 49,797,000 shares in 2002 and 49,725,000 shares in 2001;
        outstanding 48,991,000 shares in 2002 and 48,919,000 shares in 2001                   50              50
     Additional paid-in capital                                                          302,833         303,141
     Treasury stock, at cost:  806,000 shares in 2002 and 2001                            (2,473)         (2,473)
     Deferred compensation                                                                  (304)         (1,395)
     Accumulated other comprehensive income                                                   --             210
     Accumulated deficit                                                                (263,652)       (255,058)
                                                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                36,454          44,475
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     44,506    $     57,710
                                                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                      (in thousands, except per share data)

                                                                                2002            2001               2000
                                                                           -----------       -----------      -----------

Revenues

     Software                                                              $   1,289         $  1,790         $     673
     Consulting, services, and termination fees                               20,206           16,506             3,884
     Royalties and other                                                          --               --               544
                                                                           -----------       -----------      -----------
         Total revenues                                                       21,495           18,296             5,101
                                                                           -----------       -----------      -----------

Cost of revenues

     Software                                                                     --                5                --
     Consulting and services                                                   8,474            9,005             2,720
                                                                           -----------       -----------      -----------
         Total cost of revenues                                                8,474            9,010             2,720
                                                                           -----------       -----------      -----------

Gross profit                                                                  13,021            9,286             2,381
Operating expenses
     General and administrative                                                8,629           10,065             6,455
     Selling and marketing                                                     2,947            9,575             6,732
     Research and development                                                  8,807           15,729            14,512
     Amortization of goodwill and intangibles                                    720            4,255                --
                                                                           -----------       -----------      -----------
         Total operating expenses                                             21,103           39,624            27,699
                                                                           -----------       -----------      -----------

Operating loss                                                                (8,082)         (30,338)          (25,318)
Realized gain (loss) on sales of investments                                    (748)             378            48,602
Unrealized gain (loss) on Sybase warrants                                         --             (866)               --
Other income (expenses), net                                                      99              625             1,124
                                                                           -----------       -----------      -----------

Income (loss) before income taxes                                             (8,731)         (30,201)           24,408
Provision (benefit) for income taxes                                            (137)            (160)              488
                                                                           -----------       -----------      -----------

Income (loss) from continuing operations                                      (8,594)         (30,041)           23,920
Discontinued operations, net of income taxes
     Gain (loss) on disposal of Telecommunication Division                        --               --                --
     Income (loss) from operations of Caller ID leasing                           --               --              (262)
                                                                           -----------       -----------      -----------
         Total discontinued operations                                            --               --              (262)
                                                                           -----------       -----------      -----------

Net income (loss) attributable to common stockholders                      $  (8,594)        $(30,041)        $  23,658
                                                                           ===========       ===========      ===========

Basic earnings per common share

     Income (loss) from continuing operations                              $   (0.18)        $  (0.65)        $    0.63
     Income (loss) from discontinued operations                                 0.00             0.00             (0.01)
                                                                           -----------       -----------      -----------
     Net income (loss)                                                     $   (0.18)        $  (0.65)        $    0.62
                                                                           ===========       ===========      ===========
Diluted earnings per common share

     Income (loss) from continuing operations                              $   (0.18)        $  (0.65)        $    0.59
     Income (loss) from discontinued operations                                 0.00             0.00             (0.01)
                                                                           -----------       -----------      -----------
     Net income (loss)                                                     $   (0.18)        $  (0.65)        $    0.58
                                                                           ===========       ===========      ===========

Basic weighted-average common shares outstanding                              48,869           45,897            38,237
                                                                           ===========       ===========      ===========
Diluted weighted-average common shares outstanding                            48,869           45,897            40,843
                                                                           ===========       ===========      ===========

          See accompanying notes to consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                 (in thousand)

                                                                                                                     Accumulated
                                                                           Additional                                   Other
                                  Preferred Stock        Common stock        Paid-in      Treasury      Deferred    Comprehensive
                                  Shares  Amount       Shares     Amount     Capital        Stock     Compensation  Income (Loss)
                                  ------  ------      -------   ---------  ----------    ---------     ------------  -------------


Balance at January 1, 2000          --    $  --       38,691    $    38    $ 258,133     $  (2,064)    $    (345)    $        --
   Issuance of common stock:
     Exercise of stock options      --       --          258          1          591            --            --              --
     Employee stock purchase plan   --       --           30         --           75            --            --              --
     Exercise of stock warrants     --       --          166         --          228            --            --              --
   Issuance of restricted stock     --       --          206         --        1,401            --        (1,401)             --
   Cancellation of restricted stock --       --          (30)        --         (152)           --           152              --
   Issuance of stock warrants       --       --           --         --          419            --          (419)             --
   Capital contribution             --       --           --         --          857            --            --              --
   Purchase of treasury stock       --       --           --         --           --           (59)           --              --
   Unrealized gains on investments  --       --           --         --           --            --            --             494
   Amortization of deferred
     compensation                   --       --           --         --           --            --           638              --

   Net income                       --       --           --         --           --            --            --              --

   Comprehensive income
                                   ---    -----    ---------    -------    ---------     ---------     ---------     -----------
Balance at December 31, 2000        --       --       39,321    $    39    $ 261,552     $  (2,123)    $  (1,375)    $       494
   Issuance of common stock:
     Acquisition of Home Account    --       --        6,900          7       31,950            --            --              --
     Private placement              --       --        2,863          3        7,228            --            --              --
     Exercise of stock options      --       --          220         --          412            --            --              --
     Employee stock purchase plan   --       --           29         --           66            --            --              --
     Exercise of stock warrants     --       --            3         --           11            --            --              --
   Issuance of restricted stock     --       --          481          1        2,082            --        (2,083)             --
   Cancellation of restricted stock --       --          (92)        --         (509)           --           509              --
   2000 Home Account Incentive Plan --       --           --         --          349            --          (349)             --
   Purchase of treasury stock       --       --           --         --           --          (350)           --              --
   Realized gains on investments
    sold                            --       --           --         --           --            --            --            (284)
   Amortization of deferred
    compensation                    --       --           --         --           --            --         1,903              --

   Net loss                         --       --           --         --           --            --            --              --

   Comprehensive loss              ---    -----    ---------    -------    ---------     ---------     ---------     -----------
Balance at December 31, 2001        --       --       49,725    $    50    $ 303,141     $  (2,473)    $  (1,395)    $       210
                                   ===    =====    =========    =======    =========     =========     =========     ===========
Issuance of common stock:
     Exercise of stock options      --       --           11         --           15            --            --              --
     Employee stock purchase plan   --       --           30         --           30            --            --              --
   Issuance of restricted stock     --       --          139         --          247            --          (247)             --
   Cancellation of restricted stock --       --         (108)        --         (406)           --           406              --
   2000 Home Account Incentive Plan --       --           --         --         (194)           --           194              --
   Realized gains on investments
    sold                            --       --           --         --           --            --            --            (210)
   Amortization of deferred
    compensation                    --       --           --         --           --            --           738              --

   Net loss                         --       --           --         --           --            --            --              --

   Comprehensive loss
                                   ---    -----    ---------    -------    ---------     ---------     ---------     -----------

Balance at December 31, 2002        --    $  --       49,797    $    50    $ 302,833     $  (2,473)    $    (304)    $        --
                                   ===    =====    =========    =======    =========     =========     =========     ===========


                                          Accumulated  Comprehensive
                                            Deficit    Income (Loss)    Total
                                          -----------  -------------   -------
Balance at January 1, 2000                $(248,675)   $   7,087
   Issuance of common stock:
     Exercise of stock options                   --                   $     592
     Employee stock purchase plan                --                          75
     Exercise of stock warrants                  --                         228
   Issuance of restricted stock                  --                          --
   Cancellation of restricted stock              --                          --
   Issuance of stock warrants                    --                          --
   Capital contribution                          --                         857
   Purchase of treasury stock                    --                         (59)
   Unrealized gains on investments               --    $     494            494
   Amortization of deferred
     compensation                                --                         638

   Net income                                23,658       23,658         23,658
                                                        --------
   Comprehensive income                                $  24,152
                                          ---------    =========      ---------
Balance at December 31, 2000              $(225,017)                  $  33,570
   Issuance of common stock:
     Acquisition of Home Account                 --                      31,957
     Private placement                           --                       7,231
     Exercise of stock options                   --                         412
     Employee stock purchase plan                --                          66
     Exercise of stock warrants                  --                          11
   Issuance of restricted stock                  --                          --
   Cancellation of restricted stock              --                          --
   2000 Home Account Incentive Plan              --                          --
   Purchase of treasury stock                    --                        (350)
   Realized gains on investments
    sold                                         --    $    (284)          (284)
   Amortization of deferred
    compensation                                 --                       1,903
   Net loss                                 (30,041)     (30,041)       (30,041)
                                                       ---------
   Comprehensive loss                                  $ (30,325)
                                          ---------    =========      ---------
Balance at December 31, 2001              $(255,058)                  $  44,475
                                          =========                   =========
Issuance of common stock:
     Exercise of stock options                   --                          15
     Employee stock purchase plan                --                          30
   Issuance of restricted stock                  --                          --
   Cancellation of restricted stock              --                          --
   2000 Home Account Incentive Plan              --                          --
   Realized gains on investments
    sold                                         --    $    (210)          (210)
   Amortization of deferred
    compensation                                 --                         738
   Net loss                                  (8,594)      (8,594)        (8,594)
                                                       ---------
   Comprehensive loss                                  $  (8,804)
                                          ---------    =========     ----------
Balance at December 31, 2002              $(263,652)                 $   36,454
                                          =========                  ==========

         See accompanying notes to consolidated  financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                 (in thousands)

                                                                     2002             2001              2000
                                                                 -----------       -----------      -----------
Cash flows from operating activities

     Income (loss) from continuing operations                    $   (8,594)       $  (30,041)      $   23,920
     Adjustments to reconcile income (loss) from continuing operations to net cash from operating activities of continuing operations:
      Realized loss (gain) on sales of investments                      748              (378)         (48,602)
      Unrealized loss on Sybase warrants                                 --               866               --
      Amortization of goodwill and intangibles                          720             4,255               --
      Depreciation and amortization                                   1,532             2,061              579
      Deferred income taxes                                              --                --              116
      Deferred compensation expense                                     738             1,903              638
      Net loss (gain) on disposal of property and equipment              23               (60)              --
      Changes in operating assets and liabilities:
        Accounts receivable                                           2,018            (2,192)            (588)
        Prepaid expenses and other current assets                       254              (501)            (182)
        Other assets                                                   (223)               --              (20)
        Accounts payable                                             (1,215)           (2,588)           1,945
        Accrued expenses                                             (2,183)             (771)           2,359
        Deferred revenue                                             (1,491)              971              398
                                                                 -----------       ----------       ----------
         Net cash used in operating activities of
         continuing operations                                       (7,673)          (26,475)         (19,437)
                                                                 ----------        ----------       ----------

     Income (loss) from discontinued operations                          --                --             (262)
     Change in net liabilities of discontinued operations              (253)             (251)           1,629
                                                                 ----------        ----------       ----------
        Net cash provided by (used in) operating activities
        of discontinued operations                                     (253)             (251)           1,367
                                                                 ----------        ----------       ----------

        Net cash used in operating activities                        (7,926)          (26,726)         (18,070)
                                                                 -----------       -----------      -----------

Cash flows from investing activities

     Proceeds from sales of investments                               1,968             6,637           38,700
     Release of cash escrow                                              --               311               --
     Proceeds from disposal of property and equipment                    --               225               --
     Purchases of property and equipment                               (389)             (921)          (3,313)
     Payments on acquisition related costs                              (50)           (1,805)              --
     Cash paid for Home Account common stock                             --              (320)              --
     Purchase of investments                                             --                --             (251)
                                                                 ----------        ----------       -----------
        Net cash provided by investing activities                     1,529             4,127           35,136
                                                                 ----------        ----------       ----------

Cash flows from financing activities

     Proceeds from the issuance of common stock                          45             7,720              895
     Capital contribution                                                --                --              857
     Payments to acquire treasury stock                                  --              (350)             (59)
                                                                 ----------        ----------       -----------
        Net cash provided by financing activities                        45             7,370            1,693
                                                                 ----------        ----------       ----------

Increase (decrease) in cash and cash equivalents                     (6,352)          (15,229)          18,759
Cash and cash equivalents, beginning of year                         12,026            27,255            8,496
                                                                 ----------        ----------       ----------
Cash and cash equivalents, end of year                           $    5,674        $   12,026       $   27,255
                                                                 ==========        ==========       ==========


 See accompanying notes to consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material inter-company balances and transactions. Certain reclassifications have been made to the prior year financial statements to conform to the 2002 financial statement presentation.

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

     The Company also enters into multiple element arrangements. Elements typically include software, consulting, implementation and PCS. PCS contracts generally require the Company to provide technical support and unspecified, readily available software updates and upgrades to customers. Revenue for these multiple element arrangements is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, the fee is fixed and determinable, and collectibility is considered probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered and all obligations are met. Currently, the Company does not have VSOE of fair value for some of the elements within its multiple element arrangements. Therefore, all revenue under such arrangements is being recognized ratably over the term of the PCS contract. Revenue from transactional services, which includes hosting and ASP services, is recognized as transactions are processed.

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

(f) Recent Accounting Pronouncements - In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123 ("SFAS 148"). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for annual and interim periods beginning after December 15, 2002. As the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation, SFAS 148 will not have any impact on our financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (including Certain Costs Incurred in a Restructuring) ("SFAS 146"), which supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3"). SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after September 30, 2002. The implementation of these provisions did not have a material impact on the financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which became effective January 1, 2002. This statement replaces SFAS No. 121,

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and some provisions of Accounting Principles Board Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. It also broadens the presentation of discontinued operations to include more disposal transactions. The Company's adoption of this pronouncement on January 1, 2002 did not have a material affect on the Company's financial position, results of operations, or cash flows.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of an amortization and non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not to be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The amortization and non-amortization provisions of SFAS 142 are to be applied to all goodwill and intangible assets acquired after June 30, 2001. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 was adopted by the Company on January 1, 2002.

     Prior to January 1, 2001, the Company considered its investment in warrants to purchase common stock of Sybase, Inc. ("Sybase") to be available-for-sale under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Effective January 1, 2001, the Company's investment in the Sybase warrants was accounted for in accordance with SFAS 133.

(g) Property and Equipment - Property and equipment is stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which are generally in the range of three to seven years.

(h) Net Liabilities of Discontinued Operations - Under various disposal plans adopted in 1997, 1998, and 2000, the Company has completed the divestiture of all of its telecommunications, interactive services businesses and the Caller ID adjunct leasing activities, respectively.

(i) Deferred Revenues - Deferred revenues represent unearned revenues for services that have not yet been provided or where certain accounting revenue recognition criteria have not yet been met.

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

(k) Accounting for Stock-Based Compensation - The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation.

     SFAS 123 prescribes the recognition of compensation expense based on the fair value of options on the grant date and allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. The Company has elected to continue to apply the provisions of APB 25 for options granted to employees and provide the pro forma disclosures pursuant to SFAS 123.

(l) Net Income (Loss) Attributable to Common Stockholders per share - Basic earnings (loss) per common share ("EPS") is computed by dividing net income
(loss) by the basic weighted-average common shares outstanding during the year. Diluted EPS reflects the dilutive effect of stock options and stock awards granted to employees under stock-based compensation plans, as well as stock warrants. The effects of stock options and warrants were not included in the loss per share computations in 2002 and 2001, because they would have been anti-dilutive.

(m) Fair Value of Financial Instruments - The carrying values of the Company's financial instruments such as cash and cash equivalents, investments in common stock, warrants, and bonds, accounts receivable, and accounts payable approximate their fair values.

(n) Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company sells its products primarily to FI's in the United States. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's on-going credit evaluation process and the financial position of the FI's that are highly regulated. The Company does not generally require collateral from customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2002, the Company's top eight customers comprised approximately 54% of the net accounts receivable balance.

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

     Additionally, the Company acquired approximately $251,000 of marketable securities during 2000. The Company considers all of its investments to be available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and as such, included within stockholders' equity as of December 31, 2001 is $10,000 of unrealized loss on investments (net of taxes), which represents the decrease in the fair market value of the investment holdings from the acquisition price to December 31, 2001. As of December 31, 2001, the Company has sold all of these investments.

     Prior to January 1, 2001, the Company considered its investment in warrants to purchase common stock of Sybase, Inc. ("Sybase") to be available-for-sale under the provisions of SFAS 115. Effective January 1, 2001, the

Company adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value.

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

     In accordance with SFAS 115, the balance sheets include $0 and $210,000 of unrealized gain on investments (net of taxes), within stockholders' equity as of December 31, 2002 and 2001, respectively. As of December 31, 2001, the unrealized gain on investments balance represented the increase in the fair market value of the Sybase holdings from the January 20, 2000 merger transaction date to the respective balance sheet date. As of December 31, 2001, the accumulated other comprehensive loss balance represents the changes in the fair market value of the Sybase common stock. In accordance with SFAS 133, the change in the fair market value of the Sybase warrants was recorded in the statement of operations.

     As of December 31, 2001, the warrants to purchase Sybase common stock had an estimated fair value of approximately $2,676,000. The fair value of the warrants described above was estimated on December 31, 2001 using the Black-Scholes model using the following: no dividend yield, expected volatility of 60%, life of 18 months, and a risk free interest rate of 6.10% per annum.

(4)      PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31 (in thousands):

                                                  2002           2001
                                              ----------      ----------
             Building improvements            $      457      $      452
             Office equipment                      6,408           6,113
             Furniture and fixtures                  765             765
                                              ----------      ----------
                                                   7,630           7,330
             Accumulated depreciation             (5,076)         (3,610)
                                              -----------     ----------
                                              $    2,554      $    3,720
                                              ==========      ==========

(5)      ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consists of the following at December 31 (in thousands):

                                                  2002            2001
                                              -----------      ----------
             Accrued compensation             $    1,772      $    2,563
             Provision for forward loss              120             549
             Accrued professional fees               635             600
             Accrued insurance                       250             338
             Deferred taxes                          288             292
             Other liabilities                       393           1,015
                                              -----------     ----------
                                              $    3,458      $    5,357
                                              ===========     ==========

     The provision for forward loss represents the future anticipated loss based on the excess of the current estimates at completion of the total contract costs over total contract revenues.

(6)      DISCONTINUED OPERATIONS

     As of December 31, 2002, the net liabilities of discontinued operations of $251,000 relate to the telecommunications divisions. This relates to the potential environmental clean up associated with InteliData's former New Milford, Connecticut property. In January 2000, InteliData sold the New Milford, Connecticut building, its only remaining asset in discontinued operations of the telecommunications division. In the context of this sale, InteliData agreed to undertake limited remediation of the site in accordance with applicable state law. The subject site is not a federal or state Superfund site and InteliData has not been named a "potentially responsible party" at the site. The remediation plan agreed to with the purchaser allows InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Further, at the time of the sale of the facility, InteliData established a $200,000 escrow account for certain investigation/remediation costs. As of December 31, 2002, this escrow account balance remained at $200,000. Moreover, InteliData has obtained environmental insurance to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. InteliData estimates its liability related to this matter and other costs to be approximately $251,000 and has recorded a liability for that amount.

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

     During 2002 and 2001, the Company had no statement of operations activity from the discontinued operations of the telecommunications division (which was discontinued in 1998) and the Caller ID leasing business. Discontinued operations for the year ended December 31, 2000 consisted of the following (in thousands):

                                                                          2000
                                                                        -------
 Discontinued Operations of the Caller ID Business
 -------------------------------------------------
 Income (loss) from operations, net of income taxes                     $  (262)
 Gain (loss) on disposal, net of income taxes                                 -
                                                                        -------
 Total discontinued operations                                             (262)
                                                                        -------

 Discontinued Operations of the Telecommunications Division
 ----------------------------------------------------------
 Income (loss) from operations, net of income taxes                           -
 Gain (loss) on disposal, net of income taxes                                 -
                                                                        -------
 Total discontinued operations                                                -
                                                                        -------

 Total Discontinued Operations
 -----------------------------
 Income (loss) from operations, net of income taxes                        (262)
 Gain (loss) on disposal, net of income taxes                                 -
                                                                        -------
 Total discontinued operations                                          $  (262)
                                                                        =======

     The net revenues and loss from discontinued operations for the year ended December 31, 2000 are as follows (in thousands):


                                                                         2000
                                                                        -------

 Discontinued Operations of the Caller ID Business
 -------------------------------------------------
 Net revenues                                                           $ 1,531
 Cost of revenues                                                           730
 Operating expenses                                                       1,068
                                                                        -------
 Income (loss) from operations                                             (267)
 Provision (benefit) for income taxes                                        (5)
                                                                        -------
 Income (loss) from discontinued operations                                (262)
                                                                        =======
 Discontinued Operations of the Telecommunications Division
 ----------------------------------------------------------
 Net revenues                                                           $     -
 Cost of revenues                                                             -
 Operating expenses                                                           -
                                                                        -------
 Income (loss) from operations                                                -
 Provision (benefit) for income taxes                                         -
                                                                        -------
  Income (loss) from discontinued operations                                  -
                                                                        =======

 Total Discontinued Operations
 -----------------------------
 Net revenues                                                           $ 1,531
 Cost of revenues                                                           730
 Operating expenses                                                       1,068
                                                                        -------
 Income (loss) from operations                                             (267)
 Provision (benefit) for income taxes                                        (5)
                                                                        -------
 Income (loss) from discontinued operations                                (262)
                                                                        =======

     The net liabilities of discontinued operations as of December 31, are as follows (in thousands):
                                                              2002         2001
                                                              ----         ----

 Other current liabilities                                   $  51        $ 204
 Other noncurrent liabilities                                  200          300
                                                             -----        -----
 Total                                                       $ 251        $ 504
                                                             =====        =====

Summary of Discontinued Operations

     In 2000, the Company experienced a loss of $262,000 in discontinued operations of the Caller ID business, which was primarily the result of the Company's write-off of the remaining accounts receivable. All of the above results are net of applicable income taxes.

(7)      STOCKHOLDERS' EQUITY

(a) Issuance and Subsequent Conversion of Preferred Stock and Warrants - On July 22, 1999, the Company issued 600 shares of 4% Convertible Preferred Stock and warrants to purchase 120,000 shares of InteliData common stock. As of December 31, 1999, all of the preferred stock was converted into common stock.

     The fair value of these 120,000 warrants, which expire five years from the issuance date and have an exercise price of $4.53, was estimated as of the grant date using the Black-Scholes model. The following assumptions were used: no dividend yield, expected volatility of 129%, life of 5 years, and a risk free interest rate of 4.00% per annum. Accordingly, the Company allocated approximately $369,000 to these warrants and the charge was amortized over the period that the preferred stock was outstanding. As of December 31, 2002 and 2001, 101,500 warrants remained outstanding.

(b) Stock Options and Awards - The Company sponsors several stock option and award plans that cover substantially all employees and members of the board of directors. Options and awards granted under such plans typically vest over periods ranging from one to five years and generally expire in eight and ten years, although some grants provide for vesting in annual increments or allow for accelerated vesting based upon reaching performance milestones.

     The Company amortizes the fair value of the stock awards (based on the fair value of common stock on the grant dates multiplied by the number of shares granted) over the respective vesting periods. In 2002, 2001, and 2000, the
Company recorded $841,000, $1,484,000, and $578,000, respectively, of compensation expense related to these awards.

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

     A summary of stock option activity for each of the Company's stock option plans is as follows:

                                     Exercise Prices
                                     ---------------
                                                                 Number
             Description        Minimum        Maximum         of Options
             -----------        -------        -------     ------------------
         January 1, 2000         $0.69         $20.38          3,173,095
           Granted               $2.59         $19.44            805,700
           Exercised             $0.81         $14.75           (258,011)
           Canceled              $0.97         $12.75           (117,009)
                                                           -------------------
         December 31, 2000       $0.69         $19.44          3,603,775
           Granted               $1.00          $5.90          1,139,834
           Exercised             $0.68          $4.91           (220,000)
           Canceled              $0.81         $18.94           (665,482)
                                                           -------------------
         December 31, 2001       $0.69         $19.44          3,858,127
           Granted               $0.60          $2.35          1,302,000
           Exercised             $1.00          $2.31            (11,825)
           Canceled              $0.80         $10.31           (914,505)
                                                           -------------------
         December 31, 2002       $0.60         $19.44          4,233,797
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

                                                 2002           2001      2000
                                             -----------    ----------   -------
   Net income (loss)                         $ (11,858)   $ (35,346)    $ 18,836
   Basic earnings (loss) per common share    $   (0.24)   $   (0.77)    $   0.49
   Diluted earnings (loss) per common share  $   (0.24)   $   (0.77)    $   0.46

     The weighted average fair value of options granted during 2002, 2001, and 2000 was $0.95, $3.57, and $6.85, per share, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model. For 2002, the following weighted average assumptions were used: no dividend yield, expected volatility of 105%, and a risk free interest rate of 3.82% per annum. For 2001, the following weighted average assumptions were used: no dividend yield, expected volatility of 92%, and a risk free interest rate of 4.56% per annum. For 2000, the following weighted average assumptions were used: no dividend yield, expected volatility of 134%, and a risk free interest rate of 5.16% per annum.

     The Company has options outstanding and exercisable in varying price ranges. The schedule below details the Company's options by price range:


                                                        Options Outstanding             Options Exercisable
                                                   --------------------------      --------------------------
                                                                    Weighted                        Weighted
                                                      Weighted       Average                         Average
                       Range of          Number        Average      Exercise       Number of        Exercise
                 Exercise Prices       Of Options       Life         Price          Options          Price
                 ---------------       ----------  ------------   -----------      ---------       ----------
                $  0.000  - 1.000        819,249     6.5 years       $   0.78         197,249      $     1.00
                   1.001  - 1.500      1,989,085     5.4 years           1.22       1,290,085           1.21
                   1.501  - 2.000        369,000     6.9 years           1.79          81,995            1.93
                   2.001  - 2.500         44,000     5.3 years           2.29          33,750            2.27
                   2.501  - 3.000        175,558     5.4 years           2.98         151,470            2.97
                   3.001  - 5.000        481,675     6.3 years           4.19         305,940            4.14
                   5.001  -10.000        333,300     5.4 years           7.16         276,044            7.25
                  10.001  -21.375         21,930     4.2 years          15.80          21,383           15.80
                -----------------   ------------   -----------    -----------     -----------    ------------
                                       4,233,797                                    2,357,916
                                    ============                                  ===========

(c) Employee Stock Purchase Plan - Under the Employee Stock Purchase Plan (approved by the Company's stockholders in 1996), the Company is authorized to issue up to 500,000 shares of common stock to its full-time employees, nearly all of who are eligible to participate. Under the terms of the Plan, employees can choose each period to have up to twenty percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. During the years ended December 31, 2002, 2001, and 2000 the Company issued 29,868, 28,822, and 30,318, shares of stock under the Plan, respectively.

(d) Treasury Stock - In 2001 and 2000, the Company paid $41,000 and $59,000 to acquire an additional 15,632 and 9,212 shares of its own common stock, respectively. These shares were surrendered by employees of the Company to satisfy tax-withholding obligations associated with the vesting of certain restricted stock awards. Additionally, the Company participated in a program permitted by the Securities and Exchange Commission and Nasdaq to buy-back 100,000 shares of its common stock shortly after the events surrounding the terrorist attacks on September 11, 2001 for a total of $309,000. As of December 31, 2002 and 2001, the Company had a total of 806,344 common shares in treasury at an aggregate cost of $2,473,000.

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

(f) Stock Warrants - In 2000, the Company entered into a five-year agreement with an unrelated party, whereby the Company issued warrants to this entity in exchange for the entity's becoming a premier reference site for InteliData's application services provider ("ASP") offering. As a premier reference site, the entity would make its facility and personnel reasonably accessible for InteliData, InteliData's potential clients, analysts, and industry publication reporters, in order to demonstrate or answer questions regarding an ASP environment and InteliData's capabilities. On June 30, 2000, InteliData issued five-year, fully-vested warrants to purchase 50,000 share of InteliData common stock at an exercise price of $4.75 per share. The fair value of these warrants was estimated as of the grant date using the Black-Scholes model. The following assumptions were used: no dividend yield, expected volatility of 143%, life of 2 years, and a risk free interest rate of 6.44% per annum. Accordingly, the Company recorded approximately $419,000 of deferred compensation that is being amortized over the term of this agreement. For the years ended December 31, 2002 and 2001, the expenses charged related to these warrants were $80,000. As of December 31, 2002, all of these warrants were still outstanding.

(g) Private Placement and Warrants - In November and December 2001, the Company closed private placement sales of an aggregate of 2,862,727 shares of its common stock for a price of $2.75 per share, and warrants exercisable for the purchase of 1,431,364 shares of its common stock, at an exercise price of $2.75 per share, resulting in a gross proceeds of approximately $7,872,500. The placement agent in the transaction, Stonegate Securities, received approximately $472,350 in commissions and warrants exercisable for the purchase of 286,273 shares of InteliData's common stock, at an exercise price of $2.75 per share. As of December 31, 2002, all of these warrants were still outstanding.

(8)      EMPLOYEE 401(k) PLAN

     The Company sponsors a defined contribution plan ("Plan") that qualifies for tax treatment under Section 401(a) of the Internal Revenue Code. Participation in the Plan is available to employees who are at least twenty-one years of age. Company contributions to the Plan are based on a percentage of employee contributions. The Company contributed $118,000, $153,000, and $89,000 in 2002, 2001, and 2000, respectively. The Company also pays for administrative expenses incurred by the Plan.

(9)      INCOME TAXES

     A reconciliation of income taxes computed at the statutory federal tax rate on earnings (loss) before income taxes (from continuing operations) to actual income taxes for the years ended December 31, is as follows (in thousands):

                                                2002          2001       2000
                                              ---------    ---------   ---------
   Income tax liability (benefit) computed
     at the statutory rate                    $  (3,056)   $ (10,570)  $  8,543
   Other                                         (1,207)       1,264         85
   Change in valuation allowance                  4,126        9,146     (8,140)
                                              ---------    ---------   ---------
        Income taxes                          $    (137)   $    (160)  $    488
                                              =========    =========   =========

     The current federal income tax benefit of $137,000 represents a refund of taxes paid in 2002 as a result of tax legislation enacted during 2002. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001, are as follows (in thousands):

                                                          2002         2001
                                                          ----       --------
     Net operating loss carryforwards                  $  70,153     $  67,501
     Basis differences in investments                         --          (936)
     Basis differences in intangibles                     (3,399)       (3,549)
     Accounts receivable                                     112           365
     Property and equipment                                   44          (157)
     General business credit carryforward                    489           489
     Other                                                   767           190
     Alternative minimum tax credit carryforward              60           197
                                                       ---------     ---------
     Total gross deferred tax asset                       68,226        64,100
          Valuation allowance                            (68,226)      (64,100)
                                                       ---------     ---------
              Net deferred tax assets                  $      --     $      --
                                                       =========     =========

     The net changes in the total valuation allowance for the years ended December 31, 2002, 2001, and 2000, were an increase (decrease) of $4,126,000, $30,020,000, and $(8,140,000), respectively. A valuation allowance was established for deferred tax assets as of December 31, 2002 and 2001 because it was deemed, based on available evidence, that it is more likely than not that all of the deferred tax asset will not be realized.

     At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $200 million, which expire in 2008 through 2022, general business tax credits of approximately $489,000, which expire in 2005 through 2010, and an alternative minimum tax credit carryforward of approximately $60,000, which may be carried forward indefinitely and used to offset future regular taxable income. Approximately $45 million of the net operating loss were incurred by Home Account prior to its acquisition by the Company and are subject to an annual limitation pursuant to Internal Revenue Code Section 382 as a result of cumulative changes in ownership of more than 50% in 2001.

 (10)    COMMITMENTS AND CONTINGENCIES

(a) Leases - The Company leases facilities and equipment under cancelable and noncancelable operating lease agreements. The facility leases are for terms from one to four years. Rent expense was $1,369,000, $1,436,000, and $735,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

     Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2002, were as follows (in thousands):

          Years Ending December 31,

                     2003                                      $         973
                     2004                                                809
                     2005                                                411
                     2006                                                330
                     2007 and thereafter                                  --
                                                                ------------
                         Total minimum lease payments          $       2,523
                                                               =============

(b) Patent Matters - The Company does not believe that its products and services infringe on the rights of third parties. From time to time, third parties assert infringement claims against InteliData. There can be no assurance that any such assertion will not result in costly litigation or require the Company to cease using, or obtain a license to use, intellectual property of such parties.

(c)  Litigation  -  The Company  is   not  currently  a  party to  any  material
litigation. From time to time, the Company is a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such routine litigation will be likely to have a material adverse effect on the Company's financial condition or results of operations.

 (11)    VALUATION AND QUALIFYING ACCOUNTS

     The components of significant valuation and qualifying accounts associated with accounts receivable for the years ended December 31, 2002 and 2001 were as follows (in thousands):

      Balance, January 1, 2001                                 $        718
         Recoveries                                                     150
         Charged to costs and expenses                                1,090
         Write-offs                                                    (914)
                                                               -------------
      Balance, December 31, 2001                                      1,044
         Recoveries                                                     252
         Charged to costs and expenses                                 (340)
         Write-offs                                                    (635)
                                                               -------------
      Balance, December 31, 2002                               $        321
                                                               =============

     As part of the Home Account acquisition in 2001, the Company acquired certain accounts receivables that were outstanding as of the acquisition date. The Company pursued collection efforts, but ultimately determined that some of these accounts were uncollectible. Such doubtful accounts related to these acquired assets cannot be adjusted as part of the purchase price allocation, so the bad debt expense has been recognized in operations in 2001. During 2001, the Company recorded costs associated with these particular sets of uncollectible accounts in the amount of $1,090,000 and began to write off some accounts. Additionally in 2002 and 2001, the Company wrote off some previously reserved legacy InteliData accounts. During 2002, the Company experienced improved cash collection on some previously reserved accounts and an account that had been written off. As a result of these collection efforts and the resulting cash receipts, the Company reduced its bad debt expense in 2002 by approximately $340,000 to reflect the positive developments.

(12)     GOODWILL AND OTHER INTANGIBLES

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

     As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill and the assembled workforce intangible asset, and the assembled workforce intangible asset was combined with goodwill for financial accounting and reporting. Accordingly, the goodwill and intangible asset consist of the following components (in thousands):



      As of December 31, 2002:          Goodwill      Intangible        Total
                                        --------      ----------        -----
          Gross carrying amount       $   29,793      $    7,200       $ 36,993
          Accumulated amortization        (3,555)         (1,420)        (4,975)
                                      -----------     -----------      ---------
          Net                         $   26,238      $    5,780       $ 32,018
                                      ==========      ==========       ========

      As of December 31, 2001:          Goodwill      Intangible        Total
                                        --------      ----------        -----
          Gross carrying amount       $   25,593      $   11,400       $ 36,993
          Accumulated amortization        (3,044)         (1,211)        (4,255)
                                      -----------     ----------       --------
          Net                         $   22,549      $   10,189       $ 32,738
                                      ==========      ==========       ========

     The   estimated   aggregate    amortization    expense   related   to   the
contracts/relationships intangible asset for each of the next five years is as follows (in thousands):

              Year ending December 31:                                 Expense
                                                                       --------
                  2003                                                 $    720
                  2004                                                      720
                  2005                                                      720
                  2006                                                      720
                  2007                                                      720

     In accordance with SFAS 142, the Company had six months from adoption (up until June 30, 2002) to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS No. 142, the Company conducted the first step of the impairment tests as described above. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. As of December 31, 2002, the Company is not aware of such events or circumstances that could indicate potential impairment.

     The adoption of this accounting standard reduced the amortization expense associated with goodwill by $3,555,000 to $0 in 2002 from $3,555,000 in 2001. The amortization of certain intangibles continues at an annualized rate of $720,000 for 2002 and 2001. The following sets forth a reconciliation of loss from continuing operations and earnings per share information for the year ended December 31, 2002 and 2001, as adjusted for the non-amortization provisions of SFAS 142 (in thousands, except per share data):

                                                                                   2002               2001
                                                                                -----------      -----------
     Reported loss from continuing operations                                   $  (8,594)       $  (30,041)
     Add:  Goodwill amortization, net of taxes                                         --             3,555
                                                                                -----------      -----------

     Adjusted loss from continuing operations                                      (8,594)          (26,486)
     Reported income (loss) discontinued operations                                    --                --
                                                                                -----------      -----------

     Adjusted net loss                                                          $  (8,594)       $  (26,486)
                                                                                ===========      ===========

     Basic and diluted loss per common share
         Adjusted loss from continuing operations                               $   (0.18)       $    (0.58)
         Income (loss) from discontinued operations                                  0.00              0.00
                                                                                -----------      -----------
         Adjusted net loss                                                      $   (0.18)       $    (0.58)
                                                                                ===========      ===========

     Basic and diluted weighted-average common shares outstanding                  48,869            45,897
                                                                                ===========      ===========


(13)     ACQUISITION OF HOME ACCOUNT

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

  Allocation of purchase price:
     Current assets                                                 $     1,562
     Property, plant and equipment                                        1,743
     Intangibles (straight-line amortization, 8 to 10 years)             11,400
     Liabilities assumed and other                                       (4,344)
     Liabilities associated with Home Account Incentive Plan             (2,946)
     Acquisition integration liabilities                                 (1,822)
     Goodwill (straight-line amortization, 8 years)                      25,593
                                                                    ------------
                                                                    $    31,186
                                                                    ------------

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

     As a result of the acquisition of Home Account, InteliData incurred acquisition expenses for costs to exit certain activities at Home Account locations and to involuntarily terminate employees of the acquired company. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues, have no future economic benefit and which meet certain other criteria, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the acquisition integration liabilities balance of $1,822,000 included in the purchase price allocation are approximately $1,010,000 for lease costs for the now vacated Home Account headquarters in Emeryville, California, and $822,000 related to workforce reduction. As of December 31, 2002, the Company had a remaining liability of $589,000 associated with such lease costs, of which $252,000 is current and $337,000 is noncurrent.

     The workforce reductions focused on three key areas: 1) streamlining development efforts, 2) eliminating redundant administrative overhead and support activities, and 3) restructuring and repositioning of the sales/marketing and research and development organizations to eliminate redundancies in these activities. As of December 31, 2001, 87 positions had been terminated and approximately $822,000 had been paid. No additional changes occurred during the year ended December 31, 2002 and the Company does not expect future adjustments related to this purchase price allocation.

     The following pro forma financial information presents the combined results of operations of InteliData Technologies Corporation and Home Account Holdings, Inc. and gives effect to the acquisition of Home Account as if it occurred on January 1, 2000. The pro forma condensed combined financial information set forth below reflects certain adjustments, including among others, adjustments to reflect the amortization of the goodwill associated with the acquisition. However, pro forma results do not include any anticipated cost savings. The pro forma condensed combined financial information for the years ended December 31, 2001 and 2000, set forth below, neither purports to represent what the consolidated results of operations or financial condition of InteliData would actually have been if the Home Account acquisition had in fact occurred on such date nor projects the future consolidated results of operations or financial condition of InteliData (in thousands, except for per share data):

                                                         2001           2000
                                                      ---------       ---------
         Revenue                                      $  18,296       $  13,551
         Net (loss) income                              (33,683)          1,345
         Basic net (loss) income per share                (0.73)           0.03
         Diluted net (loss) income per share              (0.73)           0.03

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

(14)     HOME ACCOUNT INCENTIVE PLAN

     In 2000, Home Account approved the 2000 Incentive Plan to encourage the retention of certain officers of Home Account through a change of control transaction, and after such a transaction to the extent, up to one year, as desired by the acquirer. Upon acquisition of Home Account by an acquirer, the 2000 Incentive Plan provided for the granting to plan participants of an aggregate of 15% of the net amount of the merger consideration allocable to Home Account's preferred stockholders after payment of the debt preference and other expenses associated with a transaction. Under the InteliData and Home Account merger transaction, this incentive plan is payable in the form of InteliData common stock and such payments are to be made by the group of former Home Account preferred stockholders (who are collectively considered a "principal stockholder"). Two-thirds of the 2000 Incentive Plan allocation vested on the transaction closing date and represent a pre-acquisition expense to Home Account. In connection with the merger transaction, the Company agreed to advance the participants funds to pay for their tax withholding obligations associated with the two-thirds portion. The original principal amount of this receivable balance was approximately $1,116,000. The shares allocable to the participants were placed in an escrow account and are released to the Home Account Stockholders' Representative in accordance with the Merger Consideration Escrow Agreement. As of December 31, 2001, the remaining outstanding receivable balance, including interest, was approximately $466,000 and is reflected in the "Other receivable" balance. On February 4, 2002, the remaining outstanding balance plus additional interest accrued was paid in full.

     The remaining one-third of the participants' allocation vested on January 11, 2002 (one year from the transaction closing date). All forfeited shares reverted to the former preferred stockholders of Home Account. In connection with the 2000 Incentive Plan allocation, the deferred compensation for the one-third portion became fixed and measurable on April 1, 2002 at $155,000 based on $1.20 (the closing price of the Company's common stock at April 1, 2002). The difference between this amount and the recognized expense in the prior periods was recorded as a $183,000 reduction of expense during 2002. For the year ended December 31, 2001, the Company recorded compensation expense of approximately $339,000.

(15)     EARNINGS PER SHARE

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

                                                                                Years Ended December 31,
                                                                         -------------------------------------
                                                                             2002          2001          2000
                                                                         ----------    ----------      --------

Basic EPS
Income (loss) from continuing operations                                  $ (8,594)    $ (30,041)      $ 23,920
Weighted-average common shares outstanding                                  48,869        45,897         38,237
                                                                         ----------    ----------      --------
Basic earnings (loss) per share from continuing operations                $  (0.18)    $   (0.65)      $   0.63
                                                                         ==========    ==========      ========
Diluted EPS
Income (loss) from continuing operations                                  $ (8,594)    $ (30,041)      $ 23,920
                                                                         ----------    ----------      --------

Weighted-average common shares outstanding                                  48,869        45,897         38,237
Effect of dilutive securities:
Stock options and awards                                                         -             -          2,551
Stock warrants                                                                   -             -             55
                                                                         ----------    ----------      --------
Weighted-average dilutive common shares outstanding                         48,869        45,897         40,483
                                                                         ----------    ----------      --------
Diluted earnings (loss) per common share
from continuing operations                                                $  (0.18)    $   (0.65)      $   0.59
                                                                         ==========    ==========      ========

     Options to purchase 869,000 shares of common stock at a range of $4.25 to $19.44 were outstanding during 2000, but were not included in the computation of diluted earnings per share, because the options' exercise prices were greater than the average market price of the common share.

(16)     UNAUDITED QUARTERLY FINANCIAL DATA

     The results of the Company's quarterly operations for the years ended December 31, 2002 and 2001 are set forth in the following table (in thousands, except per share data):

                                                 First        Second          Third         Fourth         Year
                                             -----------   -----------   ------------   -----------    ----------
2002
----
Revenues                                     $     4,708    $     5,461    $    6,010    $    5,316     $   21,495
Cost of revenues                                   1,959          2,079         2,376         2,060          8,474
Operating expenses                                 6,066          6,151         5,281         3,605         21,103
                                             -----------    ------------   ----------    ----------     ----------
Operating loss                                    (3,317)        (2,769)       (1,647)         (349)        (8,082)
Other income (expense)                               391         (1,084)           32            12           (649)
Provision (benefit) for income taxes                   -              -             -          (137)          (137)
                                             -----------    -----------    ----------    -----------     ---------
Income (loss) from continuing operations          (2,926)        (3,853)       (1,615)         (200)        (8,594)
Income (loss) from discontinued operations             -              -             -             -              -
                                             -----------    -----------    ----------    -----------     ---------
Net income (loss)                            $    (2,926)   $    (3,853)   $   (1,615)   $     (200)     $  (8,594)
                                             ============   ============   ==========    ===========     =========

Basic and diluted earnings per common share

  Income (loss) from continuing operations   $     (0.06)   $    (0.08)    $    (0.03)   $    (0.00)     $   (0.18)
  Income (loss) from discontinued operations        0.00          0.00           0.00          0.00           0.00
                                             -----------    -----------    ----------    ----------      ---------
  Net income (loss)                          $     (0.06)   $    (0.08)    $    (0.03)   $    (0.00)     $   (0.18)
                                             ============   ===========    ===========   ===========     =========

Weighted-average common shares outstanding

  Basic and diluted                               48,494         48,501        48,815        48,840         48,869
                                             ===========    ===========    ==========    ==========     ==========

2001

Revenues                                     $     3,151    $     4,355    $    5,307    $    5,483     $   18,296
Cost of revenues                                   1,902          2,117         2,421         2,570          9,010
Operating expenses                                11,048         10,908        10,366         7,302         39,624
                                             -----------    ------------   ----------    ----------     ----------
Operating loss                                    (9,799)        (8,670)       (7,480)       (4,389)       (30,338)
Other income (expense)                               522            375        (1,475)          715            137
Provision (benefit) for income taxes                   -              -          (160)            -           (160)
                                             -----------    -----------    -----------   ----------     ----------
Income (loss) from continuing operations          (9,277)        (8,295)       (8,795)       (3,674)       (30,041)
Income (loss) from discontinued operations             -              -            -              -              -
                                             -----------    -----------    -----------   ----------     ----------
Net income (loss)                            $    (9,277)   $    (8,295)   $   (8,795)   $   (3,674)    $  (30,041)
                                             ============   ============   ===========   ==========     ==========

Basic and diluted earnings per common share

  Income (loss) from continuing operations   $     (0.21)   $    (0.18)    $    (0.19)   $    (0.08)    $    (0.65)
  Income (loss) from discontinued operations        0.00          0.00           0.00          0.00           0.00
                                             -----------    -----------    ----------    ----------     ----------
  Net income (loss)                          $     (0.21)   $    (0.18)    $    (0.19)   $    (0.08)    $    (0.65)
                                             ============   ===========    ===========   ==========     ==========

Weighted-average common shares outstanding

  Basic and diluted                               44,580        45,249         45,521        46,866         45,987
                                             ===========    ===========    ==========    ==========     ==========

                                   * * * * * *

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of InteliData Technologies Corporation
Reston, Virginia

     We have audited the accompanying consolidated balance sheets of InteliData Technologies Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InteliData Technologies Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 21, 2003

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
--------------------------------------------------------------
              ACCOUNTING AND FINANCIAL DISCLOSURE
              -----------------------------------

              None.

PART III
========

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

     The Company incorporates herein by reference the information concerning directors contained in its Proxy Statement for its 2003 Stockholders' Meeting to be filed within 120 days after the end of the Company's fiscal year (the "2003 Proxy Statement").

     Beneficial Ownership Reporting - The Company incorporates herein by reference the information required by Item 405 of Regulation S-K contained in its 2003 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The Company incorporates herein by reference the information concerning executive compensation contained in the 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 2003 Proxy Statement.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                Number of securities        Weighted average
                               issued upon exercise        exercise price of       Number of securities
                               be of outstanding options  outstanding options       remaining available
                                warrants and rights       warrants and rights        forfuture issuance
                               -----------------------   --------------------    ------------------------
Equity compensation plans
approved by stockholders                3,033,797                $ 2.51                   604,995
Equity compensation plans not
approved by stockhold                   3,069,137                $ 2.24                         -
                               -----------------------   --------------------    ------------------------
Total                                   6,102,934                $ 2.38                   604,995
                               =======================   ====================    ========================

     The equity compensation plans not approved by stockholders consists of three groups of warrants that are described in Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K and the 1998 Chief Executive Officer's Plan.

     The 1998 Chief Executive Officer's Plan (the "Plan") was adopted to induce Alfred S. Dominick, Jr. to become the Company's Chief Executive Officer in August 1998. The Plan provided for the grant of an option to purchase 1,200,000 shares of the Company's common stock at an exercise price of $1.22. Of the option grant, 200,000 vested in one-third increments over a three-year period from August 1998 to August 2001. Another 500,000 vested based on the achievement of specified trading prices for the Company's common stock. The remaining 500,000 will vest subject to Mr. Dominick's continued employment and upon the earlier of i) the Company's common stock trading above $25.00 per share for sixty consecutive days, or ii) April 15, 2008.

     Additionally, the Company has no i) individual options, rights or warrants assumed in any merger, acquisition or consolidation transaction; ii) securities available for future issuance under a compensation plan other than upon exercise of options, rights or warrants; and iii) equity compensation plan that contains a formula for calculating the number of securities available for issuance under the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 2003 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date ("Evaluation Date") within 90 days before the filing of this annual report on Form 10-K, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)  CHANGE IN INTERNAL CONTROLS

     There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

     1. FINANCIAL STATEMENTS - See Item 8 of this Report

     2. FINANCIAL STATEMENT SCHEDULES - None

     3. EXHIBITS

(b)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on January 23, 2003, relating to the receipt of a notice from Nasdaq dated January 22, 2003, that indicated the Company regained compliance with Marketplace Rule 4450(a)(5), which requires listed companies to maintain a minimum bid price of $1.00 per share or greater.

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on October 30, 2002, relating to the receipt of a notice from Nasdaq dated October 29, 2002, that indicated the Company was not in compliance with Nasdaq's Marketplace Rule 4450(a)(5), because the Company's common stock had failed to maintain the minimum bid price of $1.00 during the past 30 consecutive trading days. The Company was granted until January 27, 2003 to regain compliance with Marketplace Rule 4450(a)(5). Compliance with the rule is determined by the Nasdaq staff, but generally requires that the closing bid price of the Company's common stock be at least $1.00 for a minimum of ten consecutive trading days.

(c) EXHIBITS

Exhibit No.                           Description
-----------                           -----------

     3.1 Amended and Restated Certificate of Incorporation, dated June 14, 2002 (Incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 2002).

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

     4.2 Form of Subscription Agreement, by and among the Company and the selling stockholders, including as Appendix I thereto, a Registration Rights Agreement. (Incorporated herein by reference to the Company's Registration Statement on Form S-3, File Number 333-75146).

     4.3 Form of Warrant Certificate. (Incorporated herein by reference to the Company's Registration Statement on Form S-3, File Number 333-75146).

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

  10.5.2 First Amendment to Employment Agreement between InteliData Technologies Corporation and Alfred S. Dominick, Jr., dated April 5, 2002 (Incorporated herein by reference to Exhibit 10.5.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 2002).

* 10.5.3  Second     Amendment  to  Employment   Agreement  between   InteliData
          Technologies Corporation and Alfred S. Dominick, Jr., dated January 14, 2003.

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

     10.9 Employment and Non-Competition Agreement between InteliData Technologies Corporation and John R. Polchin, dated April 8, 2002 (Incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 2002).

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

                        INTELIDATA TECHNOLOGIES CORPORATION

                        By:  /s/ Alfred S. Dominick, Jr.
                             -----------------------------------
                             Alfred S. Dominick, Jr.
                             Chairman, President, and Chief Executive Officer (Principal Executive Officer)

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


Signature                               Title                                                    Date
---------                               -----                                                    ----

/s/ Alfred S. Dominick, Jr.             Chairman, President, and Chief Executive Officer,        March 3, 2003
--------------------------------
Alfred S. Dominick, Jr.

/s/ John R. Polchin                     Vice President, Chief Financial Officer,                 March 3, 2003
-------------------------------
John R. Polchin                         and Treasurer (Principal Financial and
                                        Accounting Officer)


/s/ Neal F. Finnegan                    Director                                                 March 3, 2003
-------------------------------
Neal F. Finnegan

/s/ Patrick F. Graham                   Director                                                 March 3, 2003
-------------------------------
Patrick F. Graham

/s/ John J. McDonnell, Jr.              Director                                                 March 3, 2003
-------------------------------
John J. McDonnell, Jr.

/s/ L. William Seidman                  Director                                                 March 3, 2003
-------------------------------
L. William Seidman

/s/ Norman J. Tice                      Director                                                 March 3, 2003
-------------------------------
Norman J. Tice

                            CERTIFICATION PURSUANT TO
               RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Alfred S. Dominick, Jr., Chairman, President, and Chief Executive Officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-K of InteliData Technologies Corporation (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 3, 2003                        By:   /s/ Alfred S. Dominick, Jr.
                                                  ---------------------------
                                                  Alfred S. Dominick, Jr.
                                                  Chairman, President, and
                                                  Chief Executive Officer

                            CERTIFICATION PURSUANT TO
               RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John R. Polchin, Vice-President, Chief Financial Officer and Treasurer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-K of InteliData Technologies Corporation (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 3, 2003             By:   /s/ John R. Polchin
                                       -------------------
                                       John R. Polchin
                                       Vice President, Chief Financial Officer
                                       and Treasurer