Form 10-Q
period 2003-03-31
INTELIDATA TECHNOLOGIES CORP
filed 2003-05-15
CIK 1021810

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



     For the Quarter Ended: March 31, 2003 Commission File Number 000-21685



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

The number of shares of the registrant's Common Stock outstanding on March 31, 2003 was approximately 48,996,000.

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

            Condensed Consolidated Balance Sheets

            March 31, 2003 and December 31, 2002 ..............................3

            Condensed Consolidated Statements of Operations

            Three Months Ended March 31, 2003 and 2002 ........................4

            Condensed Consolidated Statement of Changes in Stockholders' Equity

            Three Months Ended March 31, 2003..................................5

            Condensed Consolidated Statements of Cash Flows

            Three Months Ended March 31, 2003 and 2002 ....................... 6

            Notes to Condensed Consolidated Financial Statements ............. 7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ........................................11

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......16

   Item 4.  Evaluation of Disclosure Controls and Procedures .................16



PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K .................................17

   SIGNATURES      ...........................................................17

   CERTIFICATIONS  ...........................................................18

PART I:       FINANCIAL INFORMATION
-----------------------------------
ITEM 1.       FINANCIAL STATEMENTS
----------------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                  (in thousands, except share data; unaudited)

                                                                                          2003            2002
                                                                                    --------------  ------------
ASSETS
CURRENT ASSETS

     Cash and cash equivalents                                                      $      5,463    $      5,674
     Accounts receivable, net                                                              3,703           2,974
     Other receivables                                                                       279             309
     Prepaid expenses and other current assets                                               836             802
                                                                                    ------------    ------------
         Total current assets                                                             10,281           9,759

NONCURRENT ASSETS
     Property and equipment, net                                                           2,052           2,554
     Goodwill, net                                                                        26,238          26,238
     Intangibles, net                                                                      5,600           5,780
     Other assets                                                                            175             175
                                                                                    ------------    ------------

TOTAL ASSETS                                                                       $      44,346    $     44,506
                                                                                   =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                               $      2,435    $      2,081
     Accrued expenses                                                                      2,681           3,458
     Deferred revenues                                                                     1,464           1,673
     Other liabilities                                                                       254             252
     Net liabilities of discontinued operations                                               48              51
                                                                                    ------------    ------------
TOTAL CURRENT LIABILITIES                                                                  6,882           7,515
     Net liabilities of discontinued operations                                              175             200
     Other liabilities                                                                       929             337
                                                                                    ------------    ------------
TOTAL LIABILITIES                                                                          7,986           8,052
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
        no shares issued and outstanding                                                      --              --
     Common stock, $0.001 par value; authorized 100,000,000 shares;
        issued 49,802,000 shares in 2003 and 49,797,000 shares in 2002;
        outstanding 48,996,000 shares in 2003 and 48,991,000 shares in 2002                   50              50
     Additional paid-in capital                                                          302,833         302,833
     Treasury stock, at cost:  806,000 shares in 2003 and 2002                            (2,473)         (2,473)
     Deferred compensation                                                                  (251)           (304)
     Accumulated deficit                                                                (263,799)       (263,652)
                                                                                    -------------   ------------
TOTAL STOCKHOLDERS' EQUITY                                                                36,360          36,454
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     44,346    $     44,506
                                                                                    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                (in thousands, except per share data; unaudited)

                                                                              2003             2002
                                                                         -------------    --------------
Revenues
      Software                                                           $         343    $          128
      Professional services, recurring and termination fees                      5,282             4,580
                                                                         -------------    --------------
         Total revenues                                                          5,625             4,708
                                                                         -------------    --------------
Cost of revenues
      Software                                                                      --                --
      Professional services and recurring                                        1,934             1,959
                                                                         -------------    --------------
         Total cost of revenues                                                  1,934             1,959
                                                                         -------------    --------------

Gross profit                                                                     3,691             2,749
                                                                         -------------    --------------
Operating expenses
      General and administrative                                                 2,089             2,494
      Sales and marketing                                                          393               850
      Research and development                                                   1,147             2,542
      Amortization of goodwill and intangibles                                     180               180
                                                                         -------------    --------------
         Total operating expenses                                                3,809             6,066
                                                                         -------------    --------------

Operating loss                                                                    (118)           (3,317)
Unrealized gain on Sybase warrants                                                  --               377
Other income (expenses), net                                                       (29)               14
                                                                         --------------   --------------

Loss before income taxes                                                          (147)           (2,926)
Provision for income taxes                                                          --                --
                                                                         -------------    --------------

Loss from continuing operations                                                   (147)           (2,926)
Discontinued operations, net of income taxes                                        --               --
                                                                         -------------    --------------

Net loss                                                                 $        (147)   $       (2,926)
                                                                         =============    ==============

Basic loss per common share

      Loss from continuing operations                                    $       (0.00)   $        (0.06)
      Income (loss) from discontinued operations                                  0.00              0.00
                                                                         -------------    --------------
      Net loss                                                           $       (0.00)   $        (0.06)
                                                                         =============    ==============

Diluted loss per common share

      Loss from continuing operations                                    $       (0.00)   $        (0.06)
      Income (loss) from discontinued operations                                  0.00              0.00
                                                                         -------------    --------------
      Net loss                                                           $       (0.00)   $        (0.06)
                                                                         ==============   ==============

Basic weighted-average common shares outstanding                                48,853            48,494
                                                                         ==============   ==============
Diluted weighted-average common shares outstanding                              48,853            48,494
                                                                         =============    ==============


     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2003
                            (in thousands; unaudited)



                                              Common Stock    Additional                Deferred                Compre-
                                     -----------------------    Paid-in     Treasury     Compen-   Accumulated  hensive
                                       Shares       Amount      Capital       Stock      sation      Deficit     Loss       Total
                                     ----------- ----------- ------------ ----------- ----------- ------------ ---------- ----------

Balance at January 1, 2003              49,797   $      50   $   302,833  $  (2,473)  $    (304)  $  (263,652)            $  36,454
Issuances of common stock:
   Issuances of restricted stock            10           -            13          -         (13)            -                     -
Cancellations of restricted stock           (5)          -           (13)         -          13             -                     -
Amortization of deferred compensation        -           -             -          -          53             -                    53
Net loss                                     -           -             -          -           -          (147)      (147)      (147)
                                                                                                                 ---------
Comprehensive loss                                                                                               $  (147)
                                                                                                                 =========
                                     ----------- ----------- ------------ ----------- ----------- ------------            ----------

Balance at March 31, 2003               49,802   $      50   $   302,833  $  (2,473)    $  (251)  $  (263,799)            $  36,360
                                     =========== =========== ============ =========== =========== ============            ==========


   See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                            (in thousands; unaudited)

                                                                                2003                 2002
                                                                           --------------         -----------
Cash flows from operating activities

     Loss from continuing operations                                       $      (147)            $   (2,926)
     Adjustments to reconcile loss from continuing operations
         to net cash used in operating activities of continuing operations:
         Unrealized loss (gain) on Sybase warrants                                   9                   (377)
         Amortization of intangibles                                               180                    180
         Depreciation and amortization                                             389                    360
         Deferred compensation expense                                              53                    225
         Loss on disposal of property and equipment                                137                      2
         Changes in certain assets and liabilities:
              Accounts receivable                                                 (729)                 1,776
              Other receivables                                                     30                    304
              Prepaid expenses and other current assets                            (34)                    93
              Accounts payable                                                     354                   (597)
              Accrued expenses                                                    (192)                (1,509)
              Deferred revenues                                                   (209)                  (269)
                                                                           -----------             ----------
                  Net cash used in operating activities of
                  continuing operations                                           (159)                (2,738)
                                                                           -----------             ----------

     Loss from discontinued operations                                              --                     --
     Change in net liabilities of discontinued operations                          (28)                  (167)
                                                                           -----------             ----------
                  Net cash used in operating activities of
                  discontinued operations                                          (28)                  (167)
                                                                           -----------             ----------

                  Net cash used in operating activities                           (187)                (2,905)
                                                                           -----------             ----------

Cash flows from investing activities

     Purchases of property and equipment                                           (24)                  (149)
     Payments for acquisition costs for Home Account                                --                    (50)
                                                                           -----------             ----------
                  Net cash used in investing activities                            (24)                  (199)
                                                                           -----------             ----------

Cash flows from financing activities

     Proceeds from issuance of common stock                                         --                      5
                                                                           -----------             ----------
                  Net cash provided by financing activities                         --                      5
                                                                           -----------             ----------

Decrease in cash and cash equivalents                                             (211)                (3,099)

Cash and cash equivalents, beginning of period                                   5,674                 12,026
                                                                           -----------             ----------
Cash and cash equivalents, end of period                                   $     5,463             $    8,927
                                                                           ===========             ==========

    See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

(1)  Basis of Presentation

     The condensed consolidated balance sheet of InteliData Technologies Corporation ("InteliData" or the "Company") as of March 31, 2003, the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2003 and 2002, and the related condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2003 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. The condensed consolidated balance sheet as of December 31, 2002 was derived from the Company's audited December 31, 2002 balance sheet. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

     The condensed consolidated financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual audited financial statements and notes. These financial statements should be read in conjunction with the annual audited financial statements of the Company and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Form 10-K for the fiscal year ended December 31, 2002.

(2)  Summary of Significant Accounting Policies

(a) Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material intercompany balances and transactions. Certain reclassifications have been made to the prior year financial statements to conform to the 2003 financial statement presentation.

(b) Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Estimates include, but are not limited to, an allowance for doubtful accounts, an estimated fair value of net sublease rent, a provision for forward loss and project plans for the completion and delivery of certain solutions. Actual results could differ from those estimates.

(c) Revenue Recognition - The Company supplies Internet banking and electronic bill presentment and payment software to financial institutions ("FI's"). The Company's revenues associated with integrated solutions that bundle software products with customization, installation and training services are recognized using the percentage of completion method of accounting based on cost incurred as compared to estimated costs at completion.

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

     The Company also enters into multiple element arrangements. Elements typically include software, consulting, implementation and PCS. PCS contracts generally require the Company to provide technical support and unspecified, readily available software updates and upgrades to customers. Revenue for these multiple element arrangements is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, the fee is fixed and determinable, and collectibility is considered probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered and all obligations are met. Currently, the Company does not have VSOE of fair value for some of the elements within its multiple element arrangements. Therefore, all revenue under such arrangements is being recognized ratably over the term of the PCS contract. Revenue from transactional services, which includes hosting and application services provider ("ASP") services, is recognized as transactions are processed.

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

     Additionally, based on the EITF 00-3 guidance, the Company concluded that SOP 97-2 should not be applied to certain of its contracts and their related revenues for license and professional services were recognized under the percentage of completion method. In addition to our developing and delivering the solution, the Company is entitled to transaction fees based on the number of users and transactions. These transaction fees are earned based on the monthly user counts and as transactions are processed.

(d) Recent Accounting Pronouncements - In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123 ("SFAS 148"). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for annual and interim periods beginning after December 15, 2002. As the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation, SFAS 148 does not have any impact on our financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (including Certain Costs Incurred in a Restructuring) ("SFAS 146"), which supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3"). SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after September 30, 2002. As of March 31, 2003, the Company ceased use of certain office space in its corporate offices in Reston, Virginia. The remaining obligation on this lease was approximately $1,090,000 through December 31, 2006. In accordance with SFAS 146, the Company estimated the fair value of net sublease rent to be approximately $465,000 over the remaining term. Accordingly, the Company recorded an expense of $625,000 and a corresponding liability as of March 31, 2003. As of May 1, 2003, the Company has a subtenant for this space for the majority of the remaining lease term and the actual results of net sublease rent could differ from the above estimates.

(e) Goodwill and Other Intangible Assets - Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141") requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142, Goodwill and Other
Intangible Assets ("SFAS 142") requires the use of an amortization and non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not to be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The amortization and non-amortization provisions of SFAS 142 are to be applied to all goodwill and intangible assets acquired after June 30, 2001. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 was adopted by the Company on January 1, 2002. As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill. The goodwill and intangible assets consisted of the following components (in thousands):


     As of March 31, 2003:              Goodwill      Intangible        Total
                                        --------      ----------        -----
         Gross carrying amount        $   29,793      $    7,200       $ 36,993
         Accumulated amortization         (3,555)         (1,600)        (5,155)
                                      -----------     -----------      ---------
         Net                          $   26,238      $    5,600       $ 31,838
                                      ===========     ===========      =========



     As of December 31, 2002:           Goodwill      Intangible        Total
                                        --------      ----------        -----
         Gross carrying amount        $   29,793      $    7,200       $ 36,993
         Accumulated amortization         (3,555)         (1,420)        (4,975)
                                      -----------     -----------      ---------
         Net                          $   26,238      $    5,780       $ 32,018
                                      ===========     ===========      =========

     The   estimated   aggregate    amortization    expense   related   to   the
contracts/relationships intangible asset for each of the next five years is as follows (in thousands):

              Year ending December 31:                        Expense
                                                              -------
                  2003                                        $    720
                  2004                                             720
                  2005                                             720
                  2006                                             720
                  2007                                             720

     In accordance with SFAS 142, the Company had six months from adoption (up until June 30, 2002) to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS No. 142, the Company conducted the first step of the impairment tests as described above. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. As of March 31, 2003, the Company is not aware of such events or circumstances that could indicate potential impairment. The amortization of certain intangibles continued at an annualized rate of $720,000 for the three-month periods ended March 31, 2003 and 2002.

(3)  Discontinued Operations

     As of March 31, 2003, the net liabilities of discontinued operations of $223,000 relate to the telecommunications divisions. This relates to the potential environmental clean up associated with InteliData's former New Milford, Connecticut property. In January 2000, InteliData sold the New Milford, Connecticut building, its only remaining asset in discontinued operations of the telecommunications division. In the context of this sale, InteliData agreed to undertake limited remediation of the site in accordance with applicable state law. The subject site is not a federal or state Superfund site and InteliData has not been named a "potentially responsible party" at the site. The remediation plan agreed to with the purchaser allows InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Further, at the time of the sale of the facility, InteliData established a $200,000 escrow account for certain investigation/remediation costs. As of March 31, 2003, this escrow account balance remained at $200,000. Moreover, InteliData has obtained environmental insurance to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. InteliData estimates its remaining liability related to this matter and other costs to be approximately $223,000 and has recorded a liability for this amount.

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

     The Company enters into multiple element arrangements. Elements typically include software, consulting, implementation and PCS. PCS contracts generally require the Company to provide technical support and unspecified readily available software updates and upgrades to customers. Revenue for these multiple element arrangements is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, the fee is fixed and determinable, and collectibility is considered probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered and all obligations are met. Currently, the Company does not have VSOE of fair value for some of the elements within its multiple element arrangements. Therefore, all revenue under such arrangements is being recognized ratably over the term of the PCS contract. Revenue from transactional services, which includes hosting and application services provider ("ASP") services, is recognized as transactions are processed.

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

     Recent Accounting Pronouncements - In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123 ("SFAS 148"). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for annual and interim periods beginning after December 15, 2002. As the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation, SFAS 148 does not have any impact on our financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (including Certain Costs Incurred in a Restructuring) ("SFAS 146"), which supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3"). SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after September 30, 2002. As of March 31, 2003, the Company ceased use of certain office space in its corporate offices in Reston, Virginia. The remaining obligation on this lease was approximately $1,090,000 through December 31, 2006. In accordance with SFAS 146, the Company estimated the fair value of net sublease rent to be approximately $465,000 over the remaining term. Accordingly, the Company recorded an expense of $625,000 and a corresponding liability as of March 31, 2003. As of May 1, 2003, the Company has a subtenant for this space for the majority of the remaining lease term and the actual results of net sublease rent could differ from the above estimates.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

     The following represents the results of operations for InteliData Technologies Corporation for the three months ended March 31, 2003 and 2002. Such information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

Revenues

     The Company's first quarter revenues were $5,625,000 in 2003 compared to $4,708,000 in 2002, an increase of $917,000. The increase was a result of an increase in professional services, recurring and termination fees of $702,000 and an increase in software revenues of $215,000. During the first quarter of 2003, the Company generated $343,000 of software revenues and $5,282,000 of professional services, recurring and termination fees. During the first quarter of 2002, software revenues were $128,000 and professional services, recurring and termination fees were $4,580,000.

         The increase in professional services, recurring and termination fees from the first quarter of 2002 to the first quarter of 2003 was primarily due to increases in the Company's recurring revenue from fees associated with its application services provider ("ASP") operations and increases in the professional services rates. The increase in software revenues from the first quarter of 2002 to the first quarter of 2003 was primarily due to the timing of system deliveries and an increase in software license sales.

Cost of Revenues and Gross Profit

     The Company's cost of revenues decreased $25,000 to $1,934,000 in the first quarter of 2003 from $1,959,000 in the first quarter in 2002. The decrease was due to a decrease in service provider costs resulting from contract renegotiations.

     Overall gross profit margins increased to 66% for the first quarter of 2003 from 58% for the first quarter of 2002. The increase in gross profit margin was attributable to increases in recurring revenue, software revenues, and professional services revenue from legacy clients coupled with the decrease in cost of revenues as discussed above. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with an ASP business model, competitive pricing pressure, the introduction of new products, and changes in volume.

General and Administrative

     General and administrative expenses decreased $405,000 to $2,089,000 in the first quarter of 2003 from $2,494,000 in the first quarter of 2002. The decrease was primarily attributable to the Company's reduction of corporate and administrative expenses that resulted from the continued evaluation of on-going cost structures. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Sales and Marketing

     Sales and marketing expenses decreased $457,000 to $393,000 in the first quarter of 2003 from $850,000 in the first quarter of 2002. This was primarily attributable to decreases in the number of selling and marketing employees, and travel and outside professional consulting expenses that resulted from the continued evaluation of on-going cost structures. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Research and Development

     Research and development costs decreased $1,395,000 to $1,147,000 in the first quarter of 2003 from $2,542,000 in the first quarter of 2002. The decrease was primarily attributable to the Company's reduction of research and development expenses that resulted from the continued evaluation of on-going cost structures. The Company incurs research and development expenses primarily in developing the next generation, open standards-based InteliWorks(TM) Enterprise Payment Solution. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Amortization of Goodwill and Intangibles

     Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), requires the Company to not amortize goodwill and certain intangibles into results of operations, but instead the Company would review these assets for impairment. The assets would be written down and impairment losses would be charged to results of operations only in the periods in which the recorded values are determined to be more than their fair values. As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill. The amortization of certain intangibles continues at an annualized rate of $720,000 for 2003 and 2002.

     In accordance with SFAS 142, the Company had six months from adoption (up until June 30, 2002) to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS No. 142, the Company conducted the first step of the impairment tests. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. As of March 31, 2003, the Company is not aware of such events or circumstances that could indicate potential impairment.

Unrealized Gains on Investments

     As part of the January 20, 2000 merger between Home Financial Network, Inc. ("HFN") and Sybase, Inc. ("Sybase"), InteliData received certain consideration in exchange for its approximate 25% ownership interest in HFN. As part of this consideration, the Company received 640,000 "warrant units" with an exercise price of $2.60 per warrant unit. Upon exercise of each warrant unit, the Company was entitled to receive $1.153448 in cash and 0.34794 share of Sybase common stock.

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that derivatives be recognized in the balance sheet and measured at fair value. The Company accounted for its investment in the warrants to purchase Sybase common stock under SFAS 133.

     SFAS 133 requires that derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. In accordance with SFAS 133, the Company recorded an unrealized gain on investment of $0 and $377,000 in the statements of operations for the three months ended March 31, 2003 and 2002, respectively. During June 2002, the Company exercised all of its 640,000 warrants units to purchase Sybase common stock and sold the resulting 223,000 shares of Sybase common stock.

Other Income

     Other income (expense), primarily interest income and other expenses including state and local taxes, decreased $43,000 to ($29,000) in the first quarter of 2003 from $14,000 in the first quarter of 2002. The decrease is primarily associated with decreased levels of cash and cash equivalents in 2003, as compared to 2002, which resulted in lower interest income.

Weighted-Average Common Shares Outstanding and Basic and Diluted Loss Per Common Share

     The basic and diluted weighted-average common shares increased to 48,853,000 for the first quarter of 2003 compared to 48,494,000 for the first quarter of 2002. The increase resulted primarily from the issuance of stock pursuant to the exercises of stock options, stock awards and stock purchases under the Employee Stock Purchase Plan.

     Losses from continuing operations were $147,000 and $2,926,000 for the three-month periods ended March 31, 2003 and 2002, respectively, while there was no gain or loss from discontinued operations in either period. Net losses were $147,000 and $2,926,000 for 2003 and 2002, respectively. As a result of the foregoing, basic and diluted net loss per common share was $0.00 for the first quarter of 2003 compared to a basic and diluted net loss per common share of $0.06 for the first quarter of 2002.

Liquidity and Capital Resources

     During the first three months of 2003, the Company's cash and cash equivalents decreased by $211,000. At March 31, 2003, the Company had $5,463,000 in cash and cash equivalents, $3,399,000 of working capital with no long-term debt, and $36,360,000 in stockholders' equity. The Company's principal needs for cash in the first three months of 2003 were for funding operating losses. The Company funded increases in accounts receivable of $729,000 for the three months ended March 31, 2003, which was partially offset by a increase in accounts payable of $354,000 for the same period.

     The Company's cash requirements for operating activities in the first three months of 2003 were financed primarily by cash and cash equivalents on hand.

     Net cash used in investing activities in the first three months of 2003 was $24,000 for the purchases of property and equipment.

     There were no financing activities in the first three months of 2003.

     Through the remainder of 2003, the Company expects its operating losses to continue declining based on increases in revenues due to increases in the adoption rates and penetration rates of Internet banking, Card Solutions(TM) and EBPP Solutions, and based on our periodic rationalization of headcount and other expenses in light of our available capital and anticipated business projections. Based on the Company's current capital levels and its assumptions about future operating results, the Company believes that it will have sufficient resources to fund existing operating plans. However, if actual results differ materially from current assumptions, the Company may not have sufficient capital resources and may have to modify operating plans and/or seek additional capital resources. If the Company engages in efforts to obtain additional capital, it can make no assurances that these efforts will be successful or that the terms of such funding would be beneficial to the common stockholders.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The information contained in this report includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, our ability to continue funding operating losses, our ability to manage our expenses in line with anticipated business levels, the ability of the Company to complete product implementations in required time frames and the Company's ability to increase its recurring revenues and profits through its ASP business model, the impact of competitive products, pricing pressure, product demand and market acceptance risks, pace of consumer acceptance of home banking and reliance on the Company's bank clients to increase usage of Internet banking by their customers, the effect of general economic conditions on the financial services industry, mergers and acquisitions, risk of integration of the Company's technology by large software companies, the ability of financial institution customers to implement applications in the anticipated time frames or with the anticipated features, functionality or benefits, reliance on key strategic alliances and newly emerging technologies, the ability of the Company to leverage its relationships with third parties, the on-going viability of the mainframe marketplace and demand for traditional mainframe products, the ability to attract and retain key employees, the availability of cash for long-term growth, product obsolescence, ability to reduce product costs, fluctuations in operating results, delays in development of highly complex products and other risks detailed from time to time in InteliData filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 2002. These risks could cause the Company's actual results for 2003 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, InteliData. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act. InteliData is not under any obligation (and expressly disclaims an obligation) to update or alter its forward-looking statements, whether as a result of new information or otherwise.

                                   * * * * * *


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     The Company currently has no long-term debt and is not currently engaged in any transactions that involve foreign currency. The Company does not engage in hedging activities.

ITEM 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
---------------------------------------------------------

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

PART II: OTHER INFORMATION
--------------------------
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  EXHIBITS

     10.5.4  Third  Amendment  to  Employment   Agreement   between   InteliData
             Technologies Corporation and Alfred S. Dominick, Jr., dated   April
             2, 2003.

     10.5.5  Change  In   Control   Severance   Agreement   between   InteliData
             Technologies   Corporation  and  Alfred   S.  Dominick, Jr.,  dated
             February 3, 2003.

     10.6.1  Change  In   Control   Severance   Agreement   between   InteliData
             Technologies Corporation and Albert N. Wergley, dated February 3, 2003.

     10.7.1  Change  In   Control   Severance   Agreement   between   InteliData
             Technologies Corporation and Michael E. Jennings, dated February 3, 2003.

     10.9.1  Change  In   Control   Severance   Agreement   between   InteliData
             Technologies   Corporation  and  John R. Polchin, dated February 3,
             2003.

(b)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on January 23, 2003, relating to the receipt of a notice from NASDAQ dated January 22, 2003, that indicated the Company regained compliance with Marketplace Rule 4450(a)(5), which requires listed companies to maintain a minimum bid price of $1.00 per share or greater.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2003.

                                 INTELIDATA TECHNOLOGIES CORPORATION

                                 By:    /s/ Alfred S. Dominick, Jr.
                                       -----------------------------------------
                                       Alfred S. Dominick, Jr.
                                       Chairman and Chief Executive Officer


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

I, Alfred S. Dominick, Jr., Chairman and Chief Executive Officer of the Company, certify that:

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

Date:  May 15, 2003                   By:  /s/ Alfred S. Dominick, Jr.
                                          ---------------------------
                                          Alfred S. Dominick, Jr.
                                          Chairman and Chief Executive Officer

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

Date:  May 15, 2003                        By:  /s/ John R. Polchin
                                                -------------------
                                                John R. Polchin
                                                Vice President, Chief Financial
                                                Officer and Treasurer