Form 10-Q
period 2003-06-30
INTELIDATA TECHNOLOGIES CORP
filed 2003-07-31
CIK 1021810

================================================================================

================================================================================


                                  UNITED STATES

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



For the Quarterly Period Ended: June 30, 2003   Commission File Number 000-21685



                       INTELIDATA TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       54-1820617
  (State of Incorporation)               (I.R.S. Employer Identification Number)

             11600 Sunrise Valley Drive, Suite 100, Reston, VA 20191
               (Address of Principal Executive Offices) (Zip Code)

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
Yes     X        No
    ---------        ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes             No   X
---------         --------

The number of shares of the registrant's Common Stock outstanding on June 30, 2003 was approximately 49,618,000.

================================================================================

                       INTELIDATA TECHNOLOGIES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets
           June 30, 2003 and December 31, 2002  .............................  3

           Condensed Consolidated Statements of Operations
           Three and Six Months Ended June 30, 2003 and 2002 ................  4

           Condensed Consolidated Statement of Changes in Stockholders' Equity
           Six Months Ended June 30, 2003 .................................... 5

           Condensed Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2003 and 2002 ........................... 6

           Notes to Condensed Consolidated Financial Statements .............. 7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .........................................11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........19

  Item 4.  Controls and Procedures ...........................................19


PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders ...............19

  Item 6.  Exhibits and Reports on Form 8-K...................................20

  SIGNATURES..................................................................21

PART I:       FINANCIAL INFORMATION
----------------------------------
ITEM 1.       FINANCIAL STATEMENTS
----------------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                  (in thousands, except share data; unaudited)

                                                                                         2003            2002
                                                                                    ------------    ------------

ASSETS
CURRENT ASSETS

     Cash and cash equivalents                                                      $      6,204    $      5,674
     Accounts receivable, net                                                              3,272           2,974
     Other receivables                                                                       139             309
     Prepaid expenses and other current assets                                               669             802
                                                                                    ------------    ------------
         Total current assets                                                             10,284           9,759

NONCURRENT ASSETS
     Property and equipment, net                                                           1,833           2,554
     Goodwill, net                                                                        26,238          26,238
     Intangibles, net                                                                      5,420           5,780
     Other assets                                                                            213             175
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $     43,988    $     44,506
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                               $      2,201    $      2,081
     Accrued expenses                                                                      2,425           3,458
     Deferred revenues                                                                     1,157           1,673
     Other liabilities                                                                       256             252
     Net liabilities of discontinued operations                                               45              51
                                                                                    ------------    ------------
TOTAL CURRENT LIABILITIES                                                                  6,084           7,515
     Net liabilities of discontinued operations                                              139             200
     Other liabilities                                                                       817             337
                                                                                    ------------    ------------
TOTAL LIABILITIES                                                                          7,040           8,052
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
        no shares issued and outstanding                                                      --              --
     Common stock, $0.001 par value; authorized 100,000,000 shares;
        issued 50,431,000 shares in 2003 and 49,797,000 shares in 2002;
        outstanding 49,618,000 shares in 2003 and 48,991,000 shares in 2002                   50              50
     Additional paid-in capital                                                          303,572         302,833
     Treasury stock, at cost:  813,000 shares in 2003 and 806,000 shares in 2002          (2,486)         (2,473)
     Deferred compensation                                                                  (378)           (304)
     Accumulated deficit                                                                (263,810)       (263,652)
                                                                                    -------------   ------------
TOTAL STOCKHOLDERS' EQUITY                                                                36,948          36,454
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     43,988    $     44,506
                                                                                    ============    ============

     See accompanying notes to condensed consolidated financial statements.


                      INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                (in thousands, except per share data; unaudited)



                                                               Three Months Ended                 Six Months Ended
                                                                    June 30,                          June 30,
                                                          -----------------------------   -------------------------------
                                                              2003              2002            2003               2002
                                                          -----------      -----------       -----------      -----------

Revenues
  Software                                                $    295          $    393         $    638        $      521
  Professional services, recurring and termination fees      5,656             5,068           10,938             9,648
                                                          ---------         ---------        ---------       -----------
         Total revenues                                      5,951             5,461           11,576            10,169
                                                          ---------         ---------        ---------       -----------

Cost of revenues
  Software                                                    --                --               --                --
  Professional services, recurring and termination fees      1,948             2,079            3,882             4,038
                                                          ---------         ---------        ---------       -----------
         Total cost of revenues                              1,948             2,079            3,882             4,038
                                                          ---------         ---------        ---------       -----------

         Gross profit                                        4,003             3,382            7,694             6,131

Operating expenses
  General and administrative                                 1,931             2,436            4,020             4,930
  Sales and marketing                                          485               904              878             1,754
  Research and development                                   1,430             2,631            2,577             5,173
  Amortization of intangibles                                  180               180              360               360
                                                          -----------       ----------       ---------       -----------
         Total operating expenses                            4,026             6,151            7,835            12,217
                                                          -----------       ----------       ---------       -----------

Operating loss                                                 (23)           (2,769)            (141)           (6,086)
Realized loss on sales of investments                           --              (748)              --              (748)
Unrealized loss on Sybase warrants                              --              (377)              --                --
Other income (expenses), net                                    12                41              (17)               55
                                                          -----------       ----------       ---------       -----------

Loss before income taxes                                       (11)           (3,853)            (158)           (6,779)
Provision for income taxes                                      --                --               --                --
                                                          -----------       ----------       ---------       -----------

Loss from continuing operations                                (11)           (3,853)            (158)           (6,779)
Discontinued operations, net of income taxes                    --                --               --                --
                                                          -----------       ----------       ---------       -----------

Net loss                                                  $    (11)         $  (3,853)        $  (158)        $  (6,779)
                                                          ===========       ==========       =========       ===========



Basic and diluted loss per common share
     Loss from continuing operations                      $  (0.00)         $   (0.08)        $ (0.00)           $(0.14)
     Income (loss) from discontinued operations               0.00              0.00             0.00              0.00
                                                          -----------       ----------       ---------       -----------
     Net loss                                             $  (0.00)         $   (0.08)        $ (0.00)        $   (0.14)
                                                          ===========       ==========       =========       ===========

Basic and diluted weighted-average
     common shares outstanding                              49,002            48,501           48,935            48,513
                                                          ===========       ==========       =========       ===========


     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2003
                            (in thousands; unaudited)



                                              Common Stock          Additional
                                        -------------------------    Paid-in     Treasury        Deferred    Accumulated
                                          Shares       Amount        Capital       Stock      Compensation     Deficit
                                        ----------- ------------- ------------- ----------- --------------- -------------

Balance at January 1, 2003                 49,797   $      50     $   302,833   $  (2,473)  $      (304)    $  (263,652)
Issuances of common stock:
   Exercises of stock options                 452           -             525           -             -               -
   Employee stock purchase plan                10           -               7           -             -               -
   Exercises of stock warrants                 23           -               -           -             -               -
   Issuances of restricted stock              155           -             225           -          (225)              -
Cancellations of restricted stock              (6)          -             (18)          -            18               -
Treasury Stock                                  -           -               -         (13)            -               -
Amortization of deferred compensation           -           -               -           -           133               -
Net loss                                        -           -               -           -             -            (158)
Comprehensive loss

                                        ----------- ------------- ------------- ----------- --------------- -------------

Balance at June 30, 2003                   50,431   $      50     $   303,572   $  (2,486)    $    (378)    $  (263,810)
                                        =========== ============= ============= =========== =============== =============


                                         Comprehensive
                                              Loss           Total
                                        ---------------- ------------

Balance at January 1, 2003                               $  36,454
Issuances of common stock:
   Exercises of stock options                                  525
   Employee stock purchase plan                                  7
   Exercises of stock warrants                                   -
   Issuances of restricted stock                                 -
Cancellations of restricted stock                                -
Treasury Stock                                                 (13)
Amortization of deferred compensation                          133
Net loss                                       (158)          (158)
                                          ----------
Comprehensive loss                        $    (158)
                                          ==========
                                                         ------------

Balance at June 30, 2003                                 $  36,948
                                                         ============


     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                            (in thousands; unaudited)


                                                                               2003                   2002
                                                                           -------------           -----------

Cash flows from operating activities
     Loss from continuing operations                                       $      (158)            $   (6,779)
     Adjustments to reconcile loss from continuing operations
         to net cash used in operating activities of continuing operations:
         Realized loss on sales of investments                                      --                    748
         Amortization of intangibles                                               360                    360
         Depreciation and amortization                                             666                    745
         Deferred compensation expense                                             133                    536
         Loss on disposal of property and equipment                                137                      2
         Changes in certain assets and liabilities:
              Accounts receivable                                                 (298)                 1,444
              Other receivables                                                    170                    355
              Prepaid expenses and other current assets                             95                    105
              Accounts payable                                                     120                 (1,076)
              Accrued expenses                                                    (549)                (1,546)
              Deferred revenues                                                   (516)                  (672)
                                                                           -----------             ----------
                  Net cash provided by (used in) operating
                  activities of continuing operations                              160                 (5,778)
                                                                           -----------             ----------
     Income (loss) from discontinued operations                                     --                     --
     Change in net liabilities of discontinued operations                          (67)                  (196)
                                                                           -----------             ----------
                  Net cash used in operating activities of
                  discontinued operations                                          (67)                  (196)
                                                                           -----------             ----------
                  Net cash provided by (used in) operating activities               93                 (5,974)
                                                                           -----------             ----------

Cash flows from investing activities
     Net proceeds from warrant exercise and sales of investments                    --                  1,718
     Purchases of property and equipment                                           (82)                  (311)
     Payments for acquisition costs for Home Account                                --                    (50)
                                                                           -----------             ----------
                  Net cash (used in) provided by investing activities              (82)                 1,357
                                                                           -----------             ----------

Cash flows from financing activities
     Proceeds from issuance of common stock                                        532                     38
     Payments to acquire treasury stock                                            (13)                    --
                                                                           -----------             ----------
                  Net cash provided by financing activities                        519                     38
                                                                           -----------             ----------
                  Increase (decrease) in cash and cash equivalents                 530                 (4,579)

                  Cash and cash equivalents, beginning of period                 5,674                 12,026
                                                                           -----------             ----------
                  Cash and cash equivalents, end of period                 $     6,204             $    7,447
                                                                           ===========             ==========


     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

(1)  Basis of Presentation

     The condensed consolidated balance sheet of InteliData Technologies Corporation ("InteliData" or the "Company") as of June 30, 2003, the related condensed consolidated statements of operations and cash flows for the six-month periods ended June 30, 2003 and 2002, and the related condensed consolidated statement of changes in stockholders' equity for the six-month period ended June 30, 2003 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. The condensed consolidated balance sheet as of December 31, 2002 was derived from the Company's audited December 31, 2002 balance sheet. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

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

(d) Recent Accounting Pronouncements - In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"), which requires that an issuer classify financial instruments that are within scope of SFAS 150 as a liability. Under prior guidance, these same instruments would be classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. The Company does not believe that the adoption of SFAS 150 will have a material effect on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not believe that the adoption of SFAS 149 will have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123 ("SFAS 148"). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for annual and interim periods beginning after December 15, 2002. As the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation, SFAS 148 does not have any impact on our financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (including Certain Costs Incurred in a Restructuring) ("SFAS 146"), which supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to

Exit an Activity ("EITF 94-3"). SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after September 30, 2002. As of March 31, 2003, the Company ceased use of certain office space in its corporate offices in Reston, Virginia. The remaining obligation on this lease was approximately $1,090,000 through December 31, 2006. In accordance with SFAS 146, the Company estimated the fair value of net sublease rent to be approximately $465,000 over the remaining term. Accordingly, the Company recorded an expense of $625,000 and a corresponding liability as of March 31, 2003. As of May 1, 2003, the Company has a subtenant for this space for the majority of the remaining lease term and the actual results of net sublease rent could differ from the above estimates. As of June 30, 2003, the liability was $534,000.

(e) Goodwill and Other Intangible Assets - SFAS No. 141, Business Combinations ("SFAS 141") requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") requires the use of an amortization and non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not to be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The amortization and non-amortization provisions of SFAS 142 are to be applied to all goodwill and intangible assets acquired after June 30, 2001. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 was adopted by the Company on January 1, 2002. As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill. The goodwill and intangible assets consisted of the following components (in thousands):

    As of June 30, 2003:                Goodwill      Intangible        Total
                                      ----------      ----------        -------
        Gross carrying amount         $   29,793      $    7,200       $ 36,993
        Accumulated amortization          (3,555)         (1,780)        (5,335)
                                      ----------      ----------       --------
        Net                           $   26,238      $    5,420       $ 31,658
                                      ==========      ==========       ========


    As of December 31, 2002:            Goodwill      Intangible        Total
                                      ----------      ----------        -----
        Gross carrying amount         $   29,793      $    7,200       $ 36,993
        Accumulated amortization          (3,555)         (1,420)        (4,975)
                                      ----------      ----------       --------
        Net                           $   26,238      $    5,780       $ 32,018
                                      ==========      ==========       ========

     In accordance with SFAS 142, the Company had six months from adoption (up until June 30, 2002) to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS No. 142, the Company conducted the first step of the impairment tests as described above. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. As of June 30, 2003, the Company performed the required annual review for impairment using the same approach and similar considerations as the initial test. As a result, the Company concluded that the fair value of the reporting unit exceeds the carrying amount of its net assets.

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

     The amortization of certain intangibles continued at an annualized rate of $720,000 for the six-month periods ended June 30, 2003 and 2002.

(3)  Discontinued Operations

     As of June 30, 2003, the net liabilities of discontinued operations of $184,000 relate to the telecommunications divisions. These liabilities relate to the potential environmental clean up associated with InteliData's former New Milford, Connecticut property. In January 2000, InteliData sold the New Milford, Connecticut building, its only remaining asset in discontinued operations of the telecommunications division. In the context of this sale, InteliData agreed to undertake limited remediation of the site in accordance with applicable state law. The subject site is not a federal or state Superfund site and InteliData has not been named a "potentially responsible party" at the site. The remediation plan agreed to with the purchaser allows InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Further, at the time of the sale of the facility, InteliData established a $200,000 escrow account for certain investigation/remediation costs. As of June 30, 2003, this escrow account balance remained at $200,000. Moreover, InteliData has obtained environmental insurance to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. InteliData estimates its remaining liability related to this matter and other costs to be approximately $184,000 and has recorded a liability for this amount.

     The Company has engaged a legal firm and an environmental specialist firm to represent it regarding this matter. The timing of the ultimate resolution of this matter is estimated to be from two to four years under the Company's proposed compliance plan, which involves a natural attenuation and periodic compliance monitoring approach. Management does not believe that the resolution of this matter will likely have a material adverse effect on the Company's financial condition or results of operations.

(4)  Subsequent Event

     On July 8, 2003, the Company issued 1,431,364 shares of its common stock pursuant to the exercise of warrants, as amended, by institutional investors who participated in the Company's private placement of common stock in November and December, 2001. The warrant exercise resulted in gross proceeds of approximately $3,335,000. The placement agent in the transaction received approximately $200,000 in commissions. All of the warrants that were issued as part of the 2001 private placement have now been exercised.

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

     A number of factors are considered in establishing the allowance including, but not limited to, historical collection experience, the macro-economic environment, estimates of forecasted write-offs, and the aging of the accounts receivable portfolio. If the financial condition of our accounts receivable portfolio deteriorates, additional allowances would be required.

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

     Depreciation of Fixed Assets - The Company's business requires our investment in office and computer equipment to facilitate certain research and development activities and to support the operations in serving our customers. We record these assets, which in management's opinion extend the useful life of the underlying asset, at cost and depreciate the assets over their estimated useful lives. We periodically reassess the economic life of these elements and make adjustments to these useful lives using, among others, historical experience, capacity requirements, and assessments of new product and market demands. When these factors indicate certain elements may not be useful for as long as anticipated, we depreciate the remaining book value over the remaining useful life. Further, the timing and deployment of any new technologies could affect the estimated lives of our assets, which could have significant impacts on results of operations in the future.

     Recent Accounting Pronouncements - In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"), which requires that an issuer classify financial instruments that are within scope of SFAS 150 as a liability. Under prior guidance, these same instruments would be classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. The Company does not believe that the adoption of SFAS 150 will have a material effect on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not believe that the adoption of SFAS 149 will have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123 ("SFAS 148"). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for annual and interim periods beginning after December 15, 2002. As the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation, SFAS 148 does not have any impact on our financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (including Certain Costs Incurred in a Restructuring) ("SFAS 146"), which supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3"). SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after September 30, 2002. As of March 31, 2003, the Company ceased use of certain office space in its corporate offices in Reston, Virginia. The remaining obligation on this lease was approximately $1,090,000 through December 31, 2006. In accordance with SFAS 146, the Company estimated the fair value of net sublease rent to be approximately $465,000 over the remaining term. Accordingly, the Company recorded an expense of $625,000 and a corresponding liability as of March 31, 2003. As of May 1, 2003, the Company has a subtenant for this space for the majority of the remaining lease term and the actual results of net sublease rent could differ from the above estimates. As of June 30, 2003, the liability was $534,000.

Results of Operations for the Three Months Ended June 30, 2003 and 2002

     The following represents the results of operations for InteliData Technologies Corporation for the three months ended June 30, 2003 and 2002. Such information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

Revenues

     The Company's second quarter revenues were $5,951,000 in 2003 compared to $5,461,000 in 2002, an increase of $490,000. The increase was a result of an increase in professional services, recurring and termination fees of $588,000 and a decrease in software revenues of $98,000. During the second quarter of 2003, the Company generated $295,000 of software revenues and $5,656,000 of professional services, recurring and termination fees. During the second quarter of 2002, software revenues were $393,000 and professional services, recurring and termination fees were $5,068,000.

     The increase in professional services, recurring and termination fees from the second quarter of 2002 to the second quarter of 2003 was primarily due to increases in the Company's recurring revenue from fees associated with its application services provider ("ASP") operations and increases in the professional services billing rates. The decrease in software revenues from the second quarter of 2002 to the second quarter of 2003 was primarily due to the timing of system deliveries.

Cost of Revenues and Gross Profit

     The Company's cost of revenues decreased $131,000 to $1,948,000 for the second quarter of 2003 from $2,079,000 for the second quarter of 2002. The decrease was primarily due to a decrease in service provider costs resulting from contract renegotiations.

     Overall gross profit margins increased to 67% for the second quarter of 2003 from 62% for the second quarter of 2002. The increase in gross profit margin was attributable to increases in recurring revenue and professional services revenue from legacy clients coupled with the decrease in cost of revenues as discussed above. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with an ASP business model, competitive pricing pressure, the introduction of new products, and changes in volume.

General and Administrative

     General and administrative expenses decreased $505,000 to $1,931,000 for the second quarter of 2003 from $2,436,000 for the second quarter of 2002. The decrease was primarily attributable to the Company's reduction of corporate and administrative expenses that resulted from the continued evaluation of on-going cost structures. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Sales and Marketing

     Sales and marketing expenses decreased $419,000 to $485,000 for the second quarter of 2003 from $904,000 for the second quarter of 2002. This was primarily attributable to decreases in the number of selling and marketing employees, and travel and outside professional consulting expenses that resulted from the continued evaluation of on-going cost structures. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Research and Development

     Research and development costs decreased $1,201,000 to $1,430,000 for the second quarter of 2003 from $2,631,000 for the second quarter of 2002. The decrease was primarily attributable to the Company's reduction of research and development expenses that resulted from the continued evaluation of on-going cost structures. The Company incurs research and development expenses primarily in developing the next generation, open standards-based InteliWorks(TM) Enterprise Payment Solution. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

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

     In accordance with SFAS 142, the Company had six months from adoption (up until June 30, 2002) to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS No. 142, the Company conducted the first step of the impairment tests. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. As of June 30, 2003, the Company performed the required annual review for impairment using the same approach and similar consideration as the initial test. As a result, the Company concluded that the fair value of the reporting unit exceeds the carrying amount of its net assets.

Realized and Unrealized Gains on Investments

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

     SFAS 133 requires that derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. In accordance with SFAS 133, the Company recorded an unrealized loss on investment of $377,000 in the statements of operations for the three months ended June 30, 2002. During June 2002, the Company exercised all of its 640,000 warrants units to purchase Sybase common stock and sold the resulting 223,000 shares of Sybase common stock. The Company recorded a loss of $748,000 as a result of the sales of investments.

Other Income

     Other income (expense), primarily interest income and other expenses including state and local taxes, decreased $29,000 to $12,000 for the second quarter of 2003 from $41,000 for the second quarter of 2002. The decrease is primarily associated with decreased levels of cash and cash equivalents in 2003, as compared to 2002, which resulted in lower interest income.

Weighted-Average Common Shares Outstanding and Basic and Diluted Loss Per Common Share

     The basic and diluted weighted-average common shares outstanding increased to 49,002,000 for the second quarter of 2003 compared to 48,501,000 for the second quarter of 2002. The increase resulted primarily from the issuance of stock pursuant to the exercises of stock options, stock awards and stock purchases under the Employee Stock Purchase Plan.

     Losses from continuing operations were $11,000 and $3,853,000 for the three-month periods ended June 30, 2003 and 2002, respectively, while there was no gain or loss from discontinued operations in either period. Net losses were $11,000 and $3,853,000 for 2003 and 2002, respectively. As a result of the foregoing, basic and diluted net loss per common share was $0.00 for the second quarter of 2003 compared to a basic and diluted net loss per common share of $0.08 for the second quarter of 2002.

Results of Operations for the Six Months Ended June 30, 2003 and 2002

     The following represents the results of operations for InteliData Technologies Corporation for the six months ended June 30, 2003 and 2002. Such information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

Revenues

     The Company's revenues for the first six months were $11,576,000 in 2003 compared to $10,169,000 for 2002, an increase of $1,407,000. The increase was a result of an increase in professional services, recurring and termination fees of $1,290,000 and an increase in software revenues of $117,000. During the first six months of

2003, the Company generated $638,000 of software revenues and $10,938,000 of professional services, recurring and termination fees. During the first six months of 2002, software revenues were $521,000 and professional services, recurring and termination fees were $9,648,000.

     The increase in professional services, recurring and termination fees from the first six months of 2002 to the first six months of 2003 was primarily due to increases in the Company's recurring revenue from fees associated with its application services provider ("ASP") operations and increases in the professional services billing rates. The increase in software revenues from the first six months of 2002 to the first six months of 2003 was primarily due to the timing of system deliveries and an increase in software license sales.

Cost of Revenues and Gross Profit

     The Company's cost of revenues decreased $156,000 to $3,882,000 for the first six months of 2003 from $4,038,000 for the first six months in 2002. The decrease was primarily due to a decrease in service provider costs resulting from contract renegotiations.

     Overall gross profit margins increased to 66% for the first six months of 2003 from 60% for the first six months of 2002. The increase in gross profit margin was attributable to increases in recurring revenue, software revenue, and professional services revenue from legacy clients coupled with the decrease in cost of revenues as discussed above. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with an ASP business model, competitive pricing pressure, the introduction of new products, and changes in volume.

General and Administrative

     General and administrative expenses decreased $910,000 to $4,020,000 for the first six months of 2003 from $4,930,000 for the first six months of 2002. The decrease was primarily attributable to the Company's reduction of corporate and administrative expenses that resulted from the continued evaluation of on-going cost structures. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Sales and Marketing

     Sales and marketing expenses decreased $876,000 to $878,000 for the first six months of 2003 from $1,754,000 for the first six months of 2002. This was primarily attributable to decreases in the number of selling and marketing employees, and travel and outside professional consulting expenses that resulted from the continued evaluation of on-going cost structures. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Research and Development

     Research and development costs decreased $2,596,000 to $2,577,000 for the first six months of 2003 from $5,173,000 for the first six months of 2002. The decrease was primarily attributable to the Company's reduction of research and development expenses that resulted from the continued evaluation of on-going cost structures. The Company incurs research and development expenses primarily in developing the next generation, open standards-based InteliWorks(TM) Enterprise Payment Solution. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

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

     In accordance with SFAS 142, the Company had six months from adoption (up until June 30, 2002) to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS No. 142, the Company conducted the first step of the impairment tests. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. As of June 30, 2003, the Company performed the required annual review for impairment using the same approach and similar consideration as the initial test. As a result, the Company concluded that the fair value of the reporting unit exceeds the carrying amount of its net assets.

Realized and Unrealized Gains on Investments

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

     SFAS 133 requires that derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. During June 2002, the Company exercised all of its 640,000 warrants units to purchase Sybase common stock and sold the resulting 223,000 shares of Sybase common stock. Accordingly, the Company did not have any unrealized gain or loss on investment for the reporting periods. The Company recorded a loss of $748,000 as a result of the sales of investments.

Other Income

     Other income (expense), primarily interest income and other expenses including state and local taxes, decreased $72,000 to ($17,000) for the first six months of 2003 from $55,000 for the first six months of 2002. The decrease is primarily associated with decreased levels of cash and cash equivalents in 2003, as compared to 2002, which resulted in lower interest income.

Weighted-Average Common Shares Outstanding and Basic and Diluted Loss Per Common Share

     The basic and diluted weighted-average common shares outstanding increased to 48,935,000 for the first six months of 2003 compared to 48,513,000 for the first six months of 2002. The increase resulted primarily from the issuance of stock pursuant to the exercises of stock options, stock awards and stock purchases under the Employee Stock Purchase Plan.

     Losses from continuing operations were $158,000 and $6,779,000 for the six-month periods ended June 30, 2003 and 2002, respectively, while there was no gain or loss from discontinued operations in either period. Net losses were $158,000 and $6,779,000 for 2003 and 2002, respectively. As a result of the foregoing, basic and diluted net loss per common share was $0.00 for the first six months of 2003 compared to a basic and diluted net loss per common share of $0.14 for the first six months of 2002.

Liquidity and Capital Resources

     During the first six months of 2003, the Company's cash and cash equivalents increased by $530,000. At June 30, 2003, the Company had $6,204,000 in cash and cash equivalents, $4,200,000 of working capital with no long-term debt, and $36,948,000 in stockholders' equity. The Company's principal needs for cash in the first six months of 2003 were for funding operating losses and changes in working capital.

     The Company's cash requirements for operating activities in the first six months of 2003 were financed primarily by cash and cash equivalents on hand.

     Net cash used in investing activities in the first six months of 2003 was $82,000 for the purchases of property and equipment.

     Financing activities provided net cash of $519,000 in the first six months of 2003 and consisted of $532,000 from the issuance of the Company's common stock through stock option exercises and the Employee Stock Purchase Plan, offset by $13,000 related to payments made to acquire treasury stock.

     On July 8, 2003, the Company issued 1,431,364 shares of its common stock pursuant to the exercise of warrants, as amended, by institutional investors who participated in the Company's private placement of common stock in November and December, 2001. The warrant exercise resulted in gross proceeds of approximately $3,335,000. The placement agent in the transaction received approximately $200,000 in commissions. All of the warrants that were issued as part of the 2001 private placement have now been exercised.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The information contained in this report includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, our ability to continue funding operating losses, our ability to manage our expenses in line with anticipated business levels, the ability of the Company to complete product implementations in required time frames and the Company's ability to increase its recurring revenues and profits through its ASP business model, the Company's ability to retain key customers and to increase revenue from existing customers, the impact of competitive products, pricing pressure, product demand and market acceptance risks, pace of consumer acceptance of home banking and reliance on the Company's bank clients to increase usage of Internet banking by their customers, the effect of general economic conditions on the financial services industry, mergers and acquisitions, risk of integration of the Company's technology by large software companies, the ability of financial institution customers to implement applications in the anticipated time frames or with the anticipated features, functionality or benefits, reliance on key strategic alliances and newly emerging technologies, the ability of the Company to leverage its relationships with third parties into new business opportunities in the EBPP market, the on-going viability of the mainframe marketplace and demand for traditional mainframe products, the ability to attract and retain key employees, the availability of cash for long-term growth, product obsolescence, ability to reduce product costs, fluctuations in operating results, delays in development of highly complex products and other risks detailed from time to time in InteliData filings with the Securities and

Exchange Commission, including the risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 2002. These risks could cause the Company's actual results for 2003 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, InteliData. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act. InteliData is not under any obligation (and expressly disclaims an obligation) to update or alter its forward-looking statements, whether as a result of new information or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

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

(b) CHANGE IN INTERNAL CONTROLS

     There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II: OTHER INFORMATION
--------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     The Company's Annual Meeting of Stockholders was held on May 29, 2003. Matters submitted at the meeting for vote by the Stockholders were the following:

1)   Election of Directors

     The Stockholders elected two Class I members of the Board of Directors with the following votes: L. William Seidman with 44,613,401 votes for and 440,232 withheld and Norman J. Tice with 44,616,151 votes for and 437,482 votes withheld.

2)   Ratification of Independent Auditors

     The Stockholders ratified the selection of Deloitte & Touche LLP as independent auditors for InteliData for the year ending December 31, 2003 with the following votes: 44,461,457 for, 539,806 against, and 52,370 abstain.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)  EXHIBITS

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  REPORTS ON FORM 8-K

     The Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission on May 14, 2003, relating to Regulation FD Disclosure to furnish a copy of the press release dated May 14, 2003, that reported InteliData's results of operations and financial condition for the quarter ended March 31, 2003.

                                   * * * * * *

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2003.

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