Form 10-Q
period 2003-09-30
INTELIDATA TECHNOLOGIES CORP
filed 2003-11-06
CIK 1021810

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

       ------------------------------------------------------------------



For the Quarterly Period Ended:                          Commission File Number:
September 30, 2003                                       000-21685


                       INTELIDATA TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

       DELAWARE                                                  54-1820617
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

Yes     X        No
    ---------       ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes             No     X
   ---------        ---------

The number of shares of the registrant's Common Stock outstanding on September 30, 2003 was approximately 51,168,000.

================================================================================

                       INTELIDATA TECHNOLOGIES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets

          September 30, 2003 and December 31, 2002 ..........................  3

          Condensed Consolidated Statements of Operations

          Three and Nine Months Ended September 30, 2003 and 2002 ...........  4

          Condensed Consolidated Statement of Changes in Stockholders' Equity

          Nine Months Ended September 30, 2003...............................  5

          Condensed Consolidated Statements of Cash Flows

          Nine Months Ended September 30, 2003 and 2002......................  6

          Notes to Condensed Consolidated Financial Statements ..............  7

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ......................................... 11

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk......... 18

 Item 4.  Controls and Procedures ........................................... 18


PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K................................... 19

 SIGNATURES      ............................................................ 20

PART I:       FINANCIAL INFORMATION
-----------------------------------
ITEM 1.       FINANCIAL STATEMENTS
----------------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                  (in thousands, except share data; unaudited)

                                                                                         2003            2002
                                                                                    ------------    ------------
ASSETS
CURRENT ASSETS

     Cash and cash equivalents                                                      $      8,546    $      5,674
     Accounts receivable, net                                                              3,451           2,974
     Other receivables                                                                       135             309
     Prepaid expenses and other current assets                                               490             802
                                                                                    ------------    ------------
         Total current assets                                                             12,622           9,759

NONCURRENT ASSETS
     Property and equipment, net                                                           1,697           2,554
     Goodwill, net                                                                        26,238          26,238
     Intangibles, net                                                                      5,240           5,780
     Other assets                                                                            211             175
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $     46,008    $     44,506
                                                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                               $      2,099    $      2,081
     Accrued expenses                                                                      1,652           3,458
     Deferred revenues                                                                     1,392           1,673
     Other liabilities                                                                       258             252
     Net liabilities of discontinued operations                                               45              51
                                                                                    ------------    ------------
TOTAL CURRENT LIABILITIES                                                                  5,446           7,515
     Net liabilities of discontinued operations                                              102             200
     Other liabilities                                                                       732             337
                                                                                    ------------    ------------
TOTAL LIABILITIES                                                                          6,280           8,052
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
        no shares issued and outstanding                                                      --              --
     Common stock, $0.001 par value; authorized 100,000,000 shares;
        issued 51,993,000 shares in 2003 and 49,797,000 shares in 2002;
        outstanding 51,168,000 shares in 2003 and 48,991,000 shares in 2002                   52              50
     Additional paid-in capital                                                          306,859         302,833
     Treasury stock, at cost:  825,000 shares in 2003 and 806,000 shares in 2002          (2,525)         (2,473)
     Deferred compensation                                                                  (281)           (304)
     Accumulated deficit                                                                (264,377)       (263,652)
                                                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                39,728          36,454
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     46,008    $     44,506
                                                                                    ============    ============

  See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                (in thousands, except per share data; unaudited)


                                                             Three Months Ended                  Nine Months Ended
                                                                September 30,                      September 30,
                                                          -----------------------------   -------------------------------
                                                              2003              2002             2003             2002
                                                          -----------      -----------       -----------      -----------
Revenues
   Software                                               $     22         $     183         $     660        $     704
   Professional services, recurring and termination fees     4,670             5,827            15,608           15,475
                                                          -----------      -----------       -----------      -----------
         Total revenues                                      4,692             6,010            16,268           16,179
                                                          -----------      -----------       -----------      -----------

Cost of revenues

   Software                                                     --                --                --               --
   Professional services, recurring and termination fees     1,858             2,376             5,740            6,414
                                                          -----------      -----------       -----------      -----------
         Total cost of revenues                              1,858             2,376             5,740            6,414
                                                          -----------      -----------       -----------      -----------

         Gross profit                                        2,834             3,634            10,528            9,765

Operating expenses

   General and administrative                                1,417             2,375             5,437            7,305
   Sales and marketing                                         451               793             1,329            2,547
   Research and development                                  1,369             1,933             3,946            7,106
   Amortization of intangibles                                 180               180               540              540
                                                          -----------      -----------       -----------      -----------
         Total operating expenses                            3,417             5,281            11,252           17,498
                                                          -----------      -----------       -----------      -----------

Operating loss                                                (583)           (1,647)             (724)          (7,733)
Realized loss on sales of investments                           --                --                --             (748)
Other income (expenses), net                                    16                32                (1)              87
                                                          -----------      -----------       -----------      -----------

Loss before income taxes                                      (567)           (1,615)             (725)          (8,394)
Provision for income taxes                                      --                --                --               --
                                                          -----------      -----------       -----------      -----------

Loss from continuing operations                               (567)           (1,615)             (725)          (8,394)
Discontinued operations, net of income taxes                    --                --                --               --
                                                          -----------      -----------       -----------      -----------

Net loss                                                  $   (567)        $  (1,615)        $    (725)       $  (8,394)
                                                          ===========      ===========       ===========      ===========



Basic and diluted loss per common share
   Loss from continuing operations                        $  (0.01)        $   (0.03)        $   (0.01)       $   (0.17)
   Income (loss) from discontinued operations                 0.00              0.00              0.00             0.00
                                                          -----------      -----------       -----------      -----------
   Net loss                                               $  (0.01)        $   (0.03)        $   (0.01)       $   (0.17)
                                                          ===========      ===========       ===========      ===========

Basic and diluted weighted-average
   common shares outstanding                                  50,864          49,359            49,641            48,901
                                                          ===========      ===========       ===========      ===========


     See accompanying notes to condensed consolidated financial statements.


                       INTELIDATA TECHNOLOGIES CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                            (in thousands; unaudited)



                                              Common Stock         Additional
                                        -------------------------   Paid-in      Treasury      Deferred     Accumulated
                                          Shares       Amount       Capital       Stock      Compensation     Deficit
                                        ----------- ------------- ------------- ----------- --------------- -------------

Balance at January 1, 2003                 49,797   $      50     $   302,833   $  (2,473)  $      (304)    $  (263,652)
Issuances of common stock:
   Exercises of stock options                 603           1             706           -             -               -
   Employee stock purchase plan                10           -               7           -             -               -
   Exercises of stock warrants              1,454           1           3,132           -             -               -
   Issuances of restricted stock              155           -             226           -          (226)              -
Cancellations of restricted stock             (26)          -             (45)          -            45               -
Treasury stock                                  -           -               -         (52)            -               -
Amortization of deferred compensation           -           -               -           -           204               -
Net loss                                        -           -               -           -             -            (725)

Comprehensive loss

                                        ----------- ------------- ------------- ----------- --------------- -------------

Balance at September 30, 2003              51,993   $      52     $   306,859   $  (2,525)  $      (281)    $  (264,377)
                                        =========== ============= ============= =========== =============== =============




                                          Comprehensive
                                             Loss           Total
                                        ---------------- ------------


Balance at January 1, 2003                               $  36,454
Issuances of common stock:
   Exercises of stock options                                  707
   Employee stock purchase plan                                  7
   Exercises of stock warrants                               3,133
   Issuances of restricted stock                                 -
Cancellations of restricted stock                                -
Treasury stock                                                 (52)
Amortization of deferred compensation                          204
Net loss                                  $    (725)          (725)
                                          ---------------
Comprehensive loss                        $    (725)
                                          ===============
                                                         ------------

Balance at September 30, 2003                            $  39,728
                                                         ============




     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                            (in thousands; unaudited)

                                                                               2003                       2002
                                                                           --------------          -------------

Cash flows from operating activities

     Loss from continuing operations                                       $      (725)            $   (8,394)
     Adjustments to reconcile loss from continuing operations
         to net cash used in operating activities of continuing operations:
         Realized loss on sales of investments                                      --                    748
         Amortization of intangibles                                               540                    540
         Depreciation and amortization                                             856                  1,148
         Deferred compensation expense                                             204                    682
         Loss on disposal of property and equipment                                138                      2
         Changes in certain assets and liabilities:
              Accounts receivable                                                 (477)                   708
              Other receivables                                                    174                    365
              Prepaid expenses and other current assets                            276                    252
              Accounts payable                                                      18                   (511)
              Accrued expenses                                                  (1,405)                (1,929)
              Deferred revenues                                                   (281)                  (928)
                                                                           ------------            -------------
                  Net cash used in operating
                  activities of continuing operations                             (682)                (7,317)
                                                                           ------------            -------------

     Income (loss) from discontinued operations                                     --                     --
     Change in net liabilities of discontinued operations                         (104)                  (213)
                                                                           ------------            -------------
                  Net cash used in operating activities of
                  discontinued operations                                         (104)                  (213)
                                                                           ------------            -------------

                  Net cash used in operating activities                           (786)                (7,530)
                                                                           ------------            -------------

Cash flows from investing activities

     Net proceeds from warrant exercise and sales of investments                    --                  1,718
     Purchases of property and equipment                                          (137)                  (381)
     Payments for acquisition costs for Home Account                                --                    (50)
                                                                           -----------             -------------
                  Net cash (used in) provided by investing activities             (137)                 1,287
                                                                           ------------            -------------

Cash flows from financing activities

     Proceeds from issuance of common stock                                      3,847                     38
     Payments to acquire treasury stock                                            (52)                    --
                                                                           ------------            -------------
                  Net cash provided by financing activities                      3,795                     38
                                                                           -----------             -------------

                  Increase (decrease) in cash and cash equivalents               2,872                 (6,205)

                  Cash and cash equivalents, beginning of period                 5,674                 12,026
                                                                           -----------             -------------
                  Cash and cash equivalents, end of period                 $     8,546             $    5,821
                                                                           ===========             =============


     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

(1)  Basis of Presentation

     The condensed consolidated balance sheet of InteliData Technologies Corporation ("InteliData" or the "Company") as of September 30, 2003, the related condensed consolidated statements of operations and cash flows for the nine-month periods ended September 30, 2003 and 2002, and the related condensed consolidated statement of changes in stockholders' equity for the nine-month period ended September 30, 2003 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. The condensed consolidated balance sheet as of December 31, 2002 was derived from the Company's audited December 31, 2002 balance sheet. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

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

(b) Accounting Estimates -The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Estimates include, but are not limited to, an allowance for doubtful accounts, an estimated fair value of net sublease rent, a provision for forward loss and project plans for the completion and delivery of certain solutions. Actual results could differ from those estimates.

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

(d) Recent Accounting Pronouncements - In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"), which requires that an issuer classify financial instruments that are within scope of SFAS 150 as a liability. Under prior guidance, these same instruments would be classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. The adoption of SFAS 150 does not have a material effect on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 does not have a material impact on our financial position or results of operations.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (including Certain Costs Incurred in a Restructuring) ("SFAS 146"), which supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3"). SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after September 30, 2002. As of March 31, 2003, the Company ceased use of certain office space in its corporate offices in Reston, Virginia. The remaining obligation on this lease was approximately $1,090,000 through December 31, 2006. In accordance with SFAS 146, the Company estimated the fair value of net sublease rent to be approximately $465,000 over the remaining term. Accordingly, the Company recorded an expense of $625,000 and a corresponding liability as of March 31, 2003. As of May 1, 2003, the Company has a subtenant for this space for the majority of the remaining lease term and the actual results of net sublease rent could differ from the above estimates. As of September 30, 2003, the estimated liability was approximately $483,000.

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


     As of September 30, 2003:        Goodwill      Intangible        Total
                                    ----------      ----------       --------
         Gross carrying amount      $   29,793      $    7,200       $ 36,993
         Accumulated amortization       (3,555)         (1,960)        (5,515)
                                    ----------      ----------       --------
         Net                        $   26,238      $    5,240       $ 31,478
                                    ==========      ==========       ========



     As of December 31, 2002:         Goodwill      Intangible        Total
                                    -----------     ----------       --------
         Gross carrying amount      $   29,793      $    7,200       $ 36,993
         Accumulated amortization       (3,555)         (1,420)        (4,975)
                                    ----------      ----------       --------
         Net                        $   26,238      $    5,780       $ 32,018
                                    ==========      ==========       ========

     In accordance with SFAS 142, the Company had six months from adoption (up until June 30, 2002) to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS No. 142, the Company conducted the first step of the impairment tests as described above. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. As of June 30, 2003, the Company performed the required annual review for impairment using the same approach and similar considerations as the initial test. As a result, the Company concluded that the fair value of the reporting unit exceeds the carrying amount of its net assets. As of September 30, 2003, the Company is not aware of any events or circumstances that could indicate potential impairment.

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

     The amortization of certain intangibles continued at an annualized rate of $720,000 for the nine-month periods ended September 30, 2003 and 2002.

(3)  Discontinued Operations

     As of September 30, 2003, the net liabilities of discontinued operations of $147,000 relate to the telecommunications divisions. These liabilities relate to the potential environmental clean up associated with InteliData's former New Milford, Connecticut property. In January 2000, InteliData sold the New Milford, Connecticut building, its only remaining asset in discontinued operations of the telecommunications division. In the context of this sale, InteliData agreed to undertake limited remediation of the site in accordance with applicable state law. The subject site is not a federal or state Superfund site and InteliData has not been named a "potentially responsible party" at the site. The remediation plan agreed to with the purchaser allows InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Further, at the time of the sale of the facility, InteliData established a $200,000 escrow account for certain investigation/remediation costs. As of September 30, 2003, this escrow account balance remained at $200,000. Moreover, InteliData has obtained environmental insurance to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. InteliData estimates its remaining liability related to this matter and other costs to be approximately $147,000 and has recorded a liability for this amount.

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

(4)  Stockholders' Equity

     During July 2003, the Company issued 1,431,364 shares of its common stock pursuant to the exercise of warrants, as amended, by institutional investors who participated in the Company's private placement of common stock in November and December, 2001. The warrant exercise resulted in gross proceeds of approximately $3,335,000. The placement agent in the transaction received approximately $200,000 in commissions. All of the warrants that were issued as part of the 2001 private placement have now been exercised.

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

     Estimates at Completion - Revenues related to some of the Company's contracts are recognized using the percentage of completion method of accounting, which requires that we make estimates and judgments as to anticipated project scope, timing and costs to complete the projects. The completion of certain development efforts are critical for the Company to perform on certain contracts. Delays in product implementation or new product development and product defects or errors could affect our estimates and judgments. Additionally, we may experience delays when implementing our products at customer locations, and customers may be unable to implement our products in the time frames and with the functionalities that they expect or require. The accuracy of these estimates and judgments could affect our business, operations and financial condition.

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

     Recent Accounting Pronouncements - In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"), which requires that an issuer classify financial instruments that are within scope of SFAS 150 as a liability. Under prior guidance, these same instruments would be classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. The adoption of SFAS 150 does not have a material effect on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 does not have a material impact on our financial position or results of operations.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (including Certain Costs Incurred in a Restructuring) ("SFAS 146"), which supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3"). SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after September 30, 2002. As of March 31, 2003, the Company ceased use of certain office space in its corporate offices in Reston, Virginia. The remaining obligation on this lease was approximately $1,090,000 through December 31, 2006. In accordance with SFAS 146, the Company estimated the fair value of net sublease rent to be approximately $465,000 over the remaining term. Accordingly, the Company recorded an expense of $625,000 and a corresponding liability as of March 31, 2003. As of May 1, 2003, the Company has a subtenant for this space for the majority of the remaining lease term and the actual results of net sublease rent could differ from the above estimates. As of September 30, 2003, the estimated liability was approximately $483,000.

Results of Operations for the Three Months Ended September 30, 2003 and 2002

     The following represents the results of operations for InteliData Technologies Corporation for the three months ended September 30, 2003 and 2002. Such information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

Revenues

     The Company's third quarter revenues were $4,692,000 in 2003 compared to $6,010,000 in 2002, a decrease of $1,318,000. The decrease was a result of a decrease in professional services, recurring and termination fees of $1,157,000 and a decrease in software revenues of $161,000. During the third quarter of 2003, the Company generated $22,000 of software revenues and $4,670,000 of professional services, recurring and termination fees. During the third quarter of 2002, software revenues were $183,000 and professional services, recurring and termination fees were $5,827,000.

     The decrease in professional services, recurring and termination fees in the third quarter of 2003 compared to the third quarter of 2002 was primarily due to the timing of completion of deliveries of professional services and implementations and to the decrease in the recurring revenue resulting from the termination of clients that were using the Company's Canopy Banking ASP services. The decrease in software revenues in the third quarter of 2003 compared to the third quarter of 2002 was primarily due to the timing of system deliveries.

Cost of Revenues and Gross Profit

     The Company's cost of revenues decreased $518,000 to $1,858,000 for the third quarter of 2003 from $2,376,000 for the third quarter of 2002. The decrease was primarily due to a decrease in service provider costs resulting from contract renegotiations and changes in service providers.

     Overall gross profit margin was 60% for the third quarter of 2003 and 2002. The Company anticipates that gross profit margins may fluctuate in the future
due  to  changes  in  product  mix  and  distribution,   outsourcing
activities associated with an ASP business model, competitive pricing pressure, the introduction of new products, and changes in volume.

General and Administrative

     General and administrative expenses decreased $958,000 to $1,417,000 for the third quarter of 2003 from $2,375,000 for the third quarter of 2002. The decrease was primarily attributable to the Company's reduction of corporate and administrative expenses that resulted from the continued evaluation of on-going cost structures. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Sales and Marketing

     Sales and marketing expenses decreased $342,000 to $451,000 for the third quarter of 2003 from $793,000 for the third quarter of 2002. This was primarily attributable to decreases in the number of selling and marketing employees, travel and outside professional consulting expenses that resulted from the continued evaluation of on-going cost structures. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Research and Development

     Research and development costs decreased $564,000 to $1,369,000 for the third quarter of 2003 from $1,933,000 for the third quarter of 2002. The decrease was primarily attributable to the Company's reduction of research and development expenses that resulted from the continued evaluation of on-going cost structures. The Company incurs research and development expenses primarily in developing the next generation, open standards-based InteliWorks(TM) Enterprise Payment Solution. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

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

     In accordance with SFAS 142, the Company had six months from adoption (up until June 30, 2002) to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS No. 142, the Company conducted the first step of the impairment tests. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. As of June 30, 2003, the Company performed the required annual review for impairment using the same approach and similar consideration as the initial test. As a result, the Company concluded that the fair value of the reporting unit exceeds the carrying amount of its net assets. As of September 30, 2003, the Company is not aware of any events or circumstances that could indicate potential impairment.

Other Income

     Other income (expense), primarily interest income and other expenses including state and local taxes, decreased $16,000 to $16,000 for the third quarter of 2003 from $32,000 for the third quarter of 2002. The decrease is primarily associated with decreased levels of interest income.

Weighted-Average Common Shares Outstanding and Basic and Diluted Loss Per Common Share

     The basic and diluted weighted-average common shares outstanding increased to 50,864,000 for the third quarter of 2003 compared to 49,359,000 for the third quarter of 2002. The increase resulted primarily from the issuance of stock awards, issuance of stock pursuant to the exercises of stock warrants and stock options, and stock purchases under the Employee Stock Purchase Plan.

     Losses from continuing operations were $567,000 and $1,615,000 for the three-month periods ended September 30, 2003 and 2002, respectively, while there was no gain or loss from discontinued operations in either period. Net losses were $567,000 and $1,615,000 for 2003 and 2002, respectively. As a result of the foregoing, basic and diluted net loss per common share was $0.01 for the third quarter of 2003 compared to a basic and diluted net loss per common share of $0.03 for the third quarter of 2002.

Results of Operations for the Nine Months Ended September 30, 2003 and 2002

     The following represents the results of operations for InteliData Technologies Corporation for the nine months ended September 30, 2003 and 2002. Such information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

Revenues

     The Company's revenues for the first nine months were $16,268,000 in 2003 compared to $16,179,000 for 2002, an increase of $89,000. The increase was a result of an increase in professional services, recurring and termination fees of $133,000 and a decrease in software revenues of $44,000. During the first nine months of 2003, the Company generated $660,000 of software revenues and $15,608,000 of professional services, recurring and termination fees. During the first nine months of 2002, software revenues were $704,000 and professional services, recurring and termination fees were $15,475,000.

     The increase in professional services, recurring and termination fees in the first nine months of 2003 compared to the first nine months of 2002 was primarily due to increases in the professional services billing rates and hours, offset by the decrease in the recurring revenue resulting from the termination of clients that were using the Company's Canopy Banking ASP services. The decrease in software revenues in the first nine months of 2003 compared to the first nine months of 2002 was primarily due to the timing of system deliveries.

Cost of Revenues and Gross Profit

     The Company's cost of revenues decreased $674,000 to $5,740,000 for the first nine months of 2003 from $6,414,000 for the first nine months in 2002. The decrease was primarily due to a decrease in service provider costs resulting from contract renegotiations and changes in service providers.

     Overall gross profit margins increased to 65% for the first nine months of 2003 from 60% for the first nine months of 2002. The increase in gross profit margin was attributable to increases in professional services revenue coupled with the decrease in cost of revenues as discussed above. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with an ASP business model, competitive pricing pressure, the introduction of new products, and changes in volume.

General and Administrative

     General and administrative expenses decreased $1,868,000 to $5,437,000 for the first nine months of 2003 from $7,305,000 for the first nine months of 2002. The decrease was primarily attributable to the Company's reduction of corporate and administrative expenses that resulted from the continued evaluation of on-going cost structures. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Sales and Marketing

     Sales and marketing expenses decreased $1,218,000 to $1,329,000 for the first nine months of 2003 from $2,547,000 for the first nine months of 2002. This was primarily attributable to decreases in the number of selling and marketing employees, travel and outside professional consulting expenses that resulted from the continued evaluation of on-going cost structures. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Research and Development

     Research and development costs decreased $3,160,000 to $3,946,000 for the first nine months of 2003 from $7,106,000 for the first nine months of 2002. The decrease was primarily attributable to the Company's reduction of research and development expenses that resulted from the continued evaluation of on-going cost structures. The Company incurs research and development expenses primarily in developing the next generation, open standards-based InteliWorks(TM) Enterprise Payment Solution. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

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

     In accordance with SFAS 142, the Company had six months from adoption (up until June 30, 2002) to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS No. 142, the Company conducted the first step of the impairment tests. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. As of June 30, 2003, the Company performed the required annual review for impairment using the same approach and similar consideration as the initial test. As a result, the Company concluded that the fair value of the reporting unit exceeds the carrying amount of its net assets. As of September 30, 2003, the Company is not aware of any events or circumstances that could indicate potential impairment.

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

Other Income

     Other income (expense), primarily interest income and other expenses including state and local taxes, decreased $88,000 to ($1) for the first nine months of 2003 from $87,000 for the first nine months of 2002. The decrease is primarily associated with decreased levels of interest income.

Weighted-Average Common Shares Outstanding and Basic and Diluted Loss Per Common Share

     The basic and diluted weighted-average common shares outstanding increased to 49,641,000 for the first nine months of 2003 compared to 48,901,000 for the first nine months of 2002. The increase resulted primarily from the issuance of stock award, issuance of stock pursuant to the exercises of stock warrants and stock options, and stock purchases under the Employee Stock Purchase Plan.

     Losses from continuing operations were $725,000 and $8,394,000 for the nine-month periods ended September 30, 2003 and 2002, respectively, while there was no gain or loss from discontinued operations in either period. Net losses were $725,000 and $8,394,000 for 2003 and 2002, respectively. As a result of the foregoing, basic and diluted net loss per common share was $0.01 for the first nine months of 2003 compared to a basic and diluted net loss per common share of $0.17 for the first nine months of 2002.

Liquidity and Capital Resources

     During the first nine months of 2003, the Company's cash and cash equivalents increased by $2,872,000. At September 30, 2003, the Company had $8,546,000 in cash and cash equivalents, $7,176,000 of working capital with no long-term debt, and $39,728,000 in stockholders' equity. The Company's principal needs for cash in the first nine months of 2003 were for funding operating losses and changes in working capital.

     The Company's cash requirements for operating activities in the first nine months of 2003 were financed primarily by cash and cash equivalents on hand.

     Net cash used in investing activities in the first nine months of 2003 was $137,000 for the purchases of property and equipment.

     Financing activities provided net cash of $3,795,000 in the first nine months of 2003 and consisted of $3,847,000 from the issuance of the Company's common stock through stock warrant exercises, stock option exercises and the Employee Stock Purchase Plan, offset by $52,000 related to payments made to acquire treasury stock.

     During July 2003, the Company issued 1,431,364 shares of its common stock pursuant to the exercise of warrants, as amended, by institutional investors who participated in the Company's private placement of common stock in November and December, 2001. The warrant exercise resulted in gross proceeds of approximately

$3,335,000. The placement agent in the transaction received approximately $200,000 in commissions. All of the warrants that were issued as part of the 2001 private placement have now been exercised.

     Based on the Company's current capital levels and its assumptions about future operating results, the Company believes that it will have sufficient resources to fund existing operating plans for the remainder of 2003 and throughout 2004. However, if actual results differ materially from current assumptions, the Company may not have sufficient capital resources and may have to modify operating plans and/or seek additional capital resources. If the Company engages in efforts to obtain additional capital, it can make no assurances that these efforts will be successful or that the terms of such funding would be beneficial to the common stockholders.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The information contained in this report includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, our ability to continue funding operating losses, our ability to manage our expenses in line with anticipated business levels, the ability of the Company to complete product implementations in required time frames and the Company's ability to increase its recurring revenues from its ASP business model, the Company's ability to retain key customers and to increase revenue from existing customers, the impact of competitive products, pricing pressure, product demand and market acceptance risks, pace of consumer acceptance of Internet banking and reliance on the Company's bank clients to increase usage of Internet banking by their customers, the effect of general economic conditions on the financial services industry, mergers and acquisitions, risk of integration of the Company's technology by large software companies, the ability of financial institution customers to implement applications in the anticipated time frames or with the anticipated features, functionality or benefits, reliance on key strategic alliances and newly emerging technologies, the ability of the Company to leverage its relationships with third parties into new business opportunities in the EBPP market, the on-going viability of the mainframe marketplace and demand for traditional mainframe products, the ability to attract and retain key employees, the availability of cash for long-term growth, product obsolescence, ability to reduce product costs, fluctuations in operating results, delays in development of highly complex products and other risks detailed from time to time in InteliData filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 2002. These risks could cause the Company's actual results for 2003 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, InteliData. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act. InteliData is not under any obligation (and expressly disclaims an obligation) to update or alter its forward-looking statements, whether as a result of new information or otherwise.

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

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the

Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company's (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(b)  CHANGE IN INTERNAL CONTROLS

     There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) EXHIBITS

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b)  REPORTS ON FORM 8-K

     The Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission on July 30, 2003, relating to Regulation FD Disclosure to furnish a copy of the press release dated July 30, 2003, that reported InteliData's results of operations and financial condition for the quarter ended June 30, 2003.

                                   * * * * * *

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2003.

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