Form 10-K
period 2003-12-31
INTELIDATA TECHNOLOGIES CORP
filed 2004-03-12
CIK 1021810

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 --------------

  For the fiscal year ended: December 31, 2003 Commission File Number 000-21685

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
              (Registrant's telephone number, including area code)

            Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on Which Registered
-------------------                   -----------------------------------------
    None                                                    None

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2003, was approximately $136,936,000 based on the last sales price reported that date on the Nasdaq Stock Market of $3.02 per share. In determining this figure, the Registrant has assumed that all of its directors and executive officers and each person who owns 5% or more of the outstanding common stock are affiliates. Such assumptions should not be deemed to be conclusive for any other purpose.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):
Yes      X         No
    -----------       ----------

The number of shares of the registrant's Common Stock outstanding on March 9, 2004 was 51,291,734.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of InteliData Technologies Corporation's Proxy Statement for its 2004 Annual Stockholder Meeting are incorporated by reference into Part III of this Report.

                       INTELIDATA TECHNOLOGIES CORPORATION

                         2003 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
------

Item 1.  Business..............................................................3

Item 2.  Properties............................................................8

Item 3.  Legal Proceedings.....................................................9

Item 4.  Submission of Matters to a Vote of Security Holders...................9


PART II
-------

Item 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters..............................................................10

Item 6.  Selected Financial Data..............................................11

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................12

Item 7a. Quantitative and Qualitative Disclosures about Market Risk...........31

Item 8.  Financial Statements and Supplementary Data..........................32

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................52

Item 9A. Controls and Procedures..............................................52

PART III
--------

Item 10. Directors and Executive Officers of the Registrant...................52

Item 11. Executive Compensation...............................................52

Item 12. Security Ownership of Certain Beneficial Owners and Management.......52

Item 13. Certain Relationships and Related Transactions.......................53

Item 14. Principal Accounting Fees and Services ..............................53

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....53

SIGNATURES ...................................................................56

PART I
======

ITEM 1.  BUSINESS
-----------------

COMPANY OVERVIEW

     InteliData Technologies Corporation and subsidiaries ("InteliData" or the "Company") provides electronic bill payment and presentment ("EBPP") and online banking solutions to the financial services industry. The Company's products provide financial institutions ("FI's") with the real-time financial processing infrastructure needed to provide their customers with payment and presentment services and online banking via the Internet and other online delivery channels. The Company markets its products and services to banks, credit unions, brokerage firms, financial institution processors and credit card issuers.

     InteliData's   product  suite  consists  of  three  complementary   product
offerings:

     Payment and Presentment
     -----------------------

     o Payment Solutions - providing payment warehousing, payment matching, biller directory management, and least cost routing functionality for EBPP transactions;

     o Card Services - providing Internet-based account activation, bill presentment, balance consolidation, and e-Statement capabilities; and

     Online Banking
     --------------

     o Online Banking - providing Internet-based access to real-time account information, as well as interfaces to personal financial management software such as Intuit's Quicken(R) and Microsoft Money(R).

     These product offerings are described in more detail below.

     The Company has invested in developing products and capabilities designed to establish a leadership position in the online bill payment market. The Company believes this market opportunity is significant based on the billions of recurring bills that consumers and businesses pay each year, primarily via paper check. FI's should be able to realize significant cost and efficiency benefits from initiating these payments online and processing them electronically. Migrating to online electronic payments will require significant investment in online bill payment infrastructure, which is where the Company's products are focused.

     In January 2001, InteliData acquired Home Account Holdings, Inc. and its operating subsidiary, Home Account Network, Inc., by means of the merger of one of the Company's wholly owned subsidiaries with and into Home Account Holdings, with Home Account Holdings surviving the merger. Home Account Holdings is a wholly owned subsidiary of InteliData. This acquisition was accounted for as a purchase. Through this transaction, InteliData acquired the products and customer base of Home Account Holdings, Inc., including i) the Card Services sector, ii) the Online Banking platform, Canopy(TM) Banking, for commercial banks, and iii) an OFX solution that provides Payment Solutions capabilities.

     The Company's principal executive offices are located at 11600 Sunrise Valley Drive, Suite 100, Reston, Virginia 20191, and its telephone number is
(703) 259-3000.

INDUSTRY BACKGROUND

     The market for online banking and bill payment infrastructure has grown considerably over the last two to three years, and the Company believes that significant growth opportunities remain. As Internet financial services have become more mainstream, FI's have focused less on innovation and more on broadening existing operations - adding functionality, improving operating efficiencies, and migrating significant portions of their online banking and bill payment operations in-house. The Company's product suite consists of three complementary product offerings serving the core infrastructure needs of three distinct, but related markets: Payment Solutions, Card Services, and Online Banking.

     The market for Payment Solutions has been the primary focus of InteliData's development and marketing efforts during the past three years. The Company views this as the market sector with the greatest growth potential.

While the Company's revenue from this sector has not achieved the growth rate that the Company anticipated during the past year, industry reports from sources such as The Tower Group confirm that the market has grown and is still emerging. The Company believes that future growth opportunities in this market segment are significant based on FI's increasing recognition of financial benefits related to the bill payment customer base, increasing consumer adoption rates, and the increasing competitive pressure to provide "free bill payment" services to all consumers. The resulting growth, both in number of users and number of transactions, has caused larger FI's to rethink their approach to bill payment processing. Until recently, most large FI's elected to outsource their bill payment processing to a third-party processor such as CheckFree or Metavante. Increasingly however, FI's are migrating "front end" bill payment processing and data warehousing to an in-house platform, offering the FI's greater control, while also developing "least cost routing" strategies aimed at reducing overall processing costs.

     The market for Card Services has matured considerably in recent years. Most of the Company's current and potential card issuer customers have deployed an online solution and are now seeking to add subscribers and incremental functionality. Consequently, InteliData expects limited growth opportunities across this market sector, primarily driven by anticipated subscriber increases from within the Company's current outsourced services customer base.

     The market for Online Banking is the most mature of the markets served by the Company. Most larger FI's are deploying second and third generation solutions. The goal of these initiatives typically includes increasing processing capacity and performance, adding incremental new user features, improving overall user experience, improving back-office processes, reducing processing costs, and migrating certain core components from outsourced solutions to in-house solutions. While InteliData has developed and maintains a customer base within this market sector that is significant to our operations, the opportunity for significant new business in this market has diminished. Therefore, the Company expects to limit its future activities in the Online Banking sector to providing certain enhancements and upgrades for the Company's established customer base.

PRODUCTS AND SERVICES

     InteliData's suite of software products and services provide our FI customers with the infrastructure to implement and support online banking and bill payment. The Company's products and services are designed to enable consumers to transact with their FI's electronically and to assist FI's in connecting to third-party processors to complete these transactions. The Company's product suite consists of three complementary product offerings serving the core infrastructure needs of three distinct, but related markets:
Payment Solutions, Card Services, and Online Banking.

     Each product offering is available on a stand-alone basis or may be integrated with other InteliData offerings. InteliData's products are designed to be highly modular, customizable, reliable, and scalable transaction processing applications, making them well suited to the large bank market. The Company's products may also be integrated with other technology that a FI may be using or will add.

     The Company offers its solutions  through several business models. A FI can
i) directly license the software and operate it in-house, ii) license the software but have the software hosted in an outsourced environment (with the opportunity to bring the software in-house in the future), or iii) use the software in an outsourced environment through an application service provider ("ASP") arrangement. Each of these models gives the customer an opportunity to make decisions based on the customer's individual economics and marketing strategy. The Company also offers its customers software upgrades, consulting expertise to assist with implementation, training and customization, and maintenance and support services pursuant to contractual agreements that are typically renewable on an annual basis.

Payment Solutions
-----------------

     InteliData's Payment Solutions have been designed to meet the current and emerging online bill payment market opportunities. These solutions include a broad set of capabilities to support "pay-anyone" online bill payment, as well as an expanding range of online transfers and internal payments. In contrast to current third-party outsourced solutions, the Company's bill payment solutions are designed to give the FI more control over the bill payment warehousing and routing functions, making bill payment processing more like other forms of electronic payment processing (such as ACH and ATM transactions), while reducing the overall expense of offering bill payment.

     The Payment Solutions consist of several key components to facilitate deployment in a variety of environments and to allow the incremental deployment of a subset of the overall capabilities. These components include the following:

     o    Payment Warehouse
     o    Transfer Warehouse
     o    Payment Matching and Routing
     o    Merchant Directory Management
     o    Web Billpay Interface
     o    OFX Interface

     Each component of the overall solution can be delivered independently or as part of a larger integration that may include a FI's existing technology.

     Payment Warehouse - The central feature of the Company's Payment Solutions is the Payment Warehouse. The Payment Warehouse is designed to provide banks with increased control over valuable customer payment information, as well as the ability to reduce bill payment processing costs.

     Using the Payment Warehouse, FI's can capture and warehouse all customer payment and payee information prior to processing, giving them control of customer payment data and transaction routing to various payment processors. This provides the FI greater control over service quality of the increasingly important bill payment service. It also provides FI's greater control of payment processing costs, which is becoming critical as FI's have recognized that "free billpay" promotions drive customer and transaction volumes. The warehouse also allows FI's to capture "on-us" transactions, which are payments within an FI, and route these internally rather than through a more costly third-party service.

     Transfer Warehouse - The Transfer Warehouse is designed to extend the payment capabilities of the InteliData Payment Solution offering to meet the growing need for a broader range of online payment capabilities. Expanding online payments beyond basic electronic bill payment allows FI's to become a central "payment hub" for their consumers, with a resulting increase in customer retention, cross-selling, and fees for the FI's.

     By using the Transfer Warehouse, the FI's can add additional payment capabilities:

     o Allow loan, credit card, and mortgage customers to make a payment from another FI's checking account.
     o Transfer funds on a scheduled and recurring basis between multiple accounts inside the FI.
     o    Pay internal bills from multiple internal accounts.
     o Transfer funds into the FI from another deposit account (e.g., brokerage account, credit union, and bank).
     o    Transfer funds to another FI into an account held by the customer.

     Payment Matching and Routing - InteliData's Payment Decisioning Engine permits FI's to manage and control "Least Cost Routing" of electronic bill payments to multiple remittance processors, including MasterCard RPPS, CheckFree, Metavante, Princeton eCom, Online Resources Corporation, and numerous in-house systems. While the solution has been tailored for InteliData's Payment Warehouse, the technology is designed to work with other payment warehouses currently on the market.

     Merchant Directory Management - The central feature of the InteliData Payment Decisioning Engine is the Merchant Directory. The Merchant Directory manages detailed information about merchants from multiple processors, including information needed for electronic payment routing. Directory Management Tools automate and support the management of the Merchant Directory and the management of payee matching and payment routing.

     Web Billpay Interface - InteliData's Web Billpay Interface is a turnkey Web front-end, designed to let consumers and small business users manage online transactions quickly and easily. This solution includes:

     o    Screens to support payment, funds transfer, and bill presentment.
     o Flexible payment scheduling, including single, recurring, and express transactions.
     o Transaction search capability, allowing searches by date, status, account, merchant, and other options.
     o A set of branding and configuration options for controlling the look and feel of the screens.

     OFX Interface - The OFX Interface provides direct connectivity between the FI and users of Intuit Quicken(R) and Microsoft Money(R) client software through the industry standard Open Financial Exchange ("OFX") protocol. It also provides synchronization with Quicken(R) or Money(R).

Card Services
-------------

     InteliData's Card Services provide credit card issuers with an end-to-end solution for serving customers via the Internet. The solution provides consumers with online account access, customer self-service, and bill presentment capabilities. By providing these online services, the credit card issuer benefits through reduced customer service expenditures and lower billing costs.

     The Card Services offering provides cardholders a wide range of online features, including the ability to view credit card account information, apply for credit increases, change mailing addresses, and perform a variety of other account management activities. Additionally, consumers are able to apply for a card, view and pay their bill, consolidate their balances and receive electronic statements. InteliData offers a modular approach for Card Services, which enables an issuer to deploy a total solution or to augment an existing online offering by deploying individual components of the overall solution. Card Services offer several modular components:

     Account Management Module is the base module for Card Services. This module provides cardholders the ability to view their credit card account information, such as balance, payment status, next payment due date, and cycle-to-date transactions. Additional functions allow cardholders to view previous months' statement activity and download the data to a Personal Finance Manager (PFM), pay their credit card bills, utilize a secure messaging process for submitting customer service inquiries, request a credit line increase, and update address and other account information online.

     Acquisition Module lets card issuers enroll and authorize new accounts online. The Acquisition Module supports a wide range of deployment options. It can perform fraud screening, provide application decisioning, provide an applicable response, and book approved applicants.

     Activation Module lets consumers activate new accounts online. This helps issuers reduce costs and provides an opportunity to promote additional revenue generating products and services such as balance transfers.

     Balance Transfer Module gives consumers the ability to transfer credit card balances from other credit cards online. This module provides online credit approval, available balance decisioning, and movement of funds. When integrated with a credit decision engine, this module enables issuers to utilize a lead generation tool that can determine appropriate credit limits and percentage rates, and effect balance transfers for new and existing customers.

     e-Statement Module enables card issuers to realize savings by suppressing the printing and mailing of paper credit card statements to customers. This module allows either the cardholder or a customer service representative ("CSR") to initiate e-Statement delivery, and allows the card issuers to eliminate the paper statement. A number of Web-based CSR management tools are provided to the card issuers to help manage the e-Statement process, including the ability to manage disclosures and statement backer documentation, display and manage statement messages for both printed and online only messages, manage "bounced" email notifications, and provide reporting tools to ensure that registered e-Statement cardholders are receiving a compliant e-Statement.

Online Banking
---------------

     InteliData's Online Banking solution provides FI's a highly scalable, end-to-end solution for providing their consumers with real-time account information online via the Web, Intuit Quicken(R) and Microsoft Money(R). The software allows consumers access to account information online, including the ability to review transaction history, initiate funds transfers, and perform various account management functions in real-time.

     InteliData's Online Banking solution consists of three complementary components: i) Interpose(R) Transaction Engine ("ITE"), ii) Interpose(R) Web Banking ("IWB") front-end interface, and iii) Interpose(R) OFX Gateway. Together, these products provide a solution that supports real-time account access to user-accessible accounts from multiple online delivery channels. The solution also provides synchronized access from the Internet, Intuit Quicken(R), and Microsoft Money(R) and offers an optional turnkey Web interface for both consumers and CSR's. Each component of the overall solution can be delivered independently or may be combined as part of a larger implementation.

     Interpose(R) Transaction Engine - The Interpose(R) Transaction Engine ("ITE") is the core processing component of the InteliData Online Banking solution. It provides transaction processing, logging, and warehousing for online  banking  transactions.  ITE  includes i) a Profile  System for  managing online account permissions and profiles, ii) an Account Repository for warehousing extended account history as well as transaction data from remote systems, and iii) a CSR system to allow CSR's to manage consumer online profiles. ITE provides real-time connectivity to the FI's legacy data, and is designed to allow capacity to be added without increased complexity.

     Interpose(R) Web Banking - The Interpose(R) Web Banking ("IWB") interface provides a Web user interface for the InteliData Online Banking solution. IWB provides a range of Internet-accessible banking capabilities, including account access, transfers, payments, and account management. IWB features a turnkey user interface, but may also be customized to meet an FI's requirements.

     Interpose(R) OFX Gateway - The Interpose(R) OFX Gateway provides direct connectivity between the FI and users of Intuit Quicken(R) and Microsoft Money(R) client software through the industry standard Open Financial Exchange ("OFX") protocol. The OFX Gateway provides consumers with access to real-time account information directly from the FI, as well as access to information that is synchronized between the Web and Quicken(R) or Money(R).

     Additionally, the Company acquired an Online Banking platform, Canopy(TM) Banking, as part of the Home Account acquisition. The Canopy(TM) Banking solution serves the community banking and brokerage markets to provide online banking and bill payment services. This solution was a significant revenue contributor in 2002, but less so in 2003. Because the Company's focus going forward is expected to be on the large FI's, the Company expects the Canopy(TM) Banking's revenue contribution to be even less significant in the future.

MARKETING AND DISTRIBUTION

     The Company concentrates its marketing efforts through a direct sales model targeting FI's in the United States, including banks, credit unions, brokerage firms, financial institution processors and credit card issuers. The Company markets its solutions primarily to large FI's, generally those with assets in excess of $3 billion. In addition, the Company markets its Card Solutions to credit card issuers through a processing arrangement with First Data Resources, a subsidiary of First Data Corp. In 2003, three customers represented appoximately 13.7%, 11.4%, and 10.9% of our revenue, respectively.

     The Company maintains alliance relationships with a number of processing partners, including First Data and Fidelity National Information Systems ("Fidelity") for data center operations, and MasterCard RPPS, Princeton eCom, and Online Resources Corporation for payment processing. The Company's relationship with Fidelity also includes a joint-marketing agreement; however, to date, this joint marketing agreement has not resulted in any significant revenue contributions from sales made by Fidelity.

COMPETITION

     The Company competes with several different types of competitors. Some FI's have elected to develop internally their own online banking and payment solutions, instead of purchasing products and services from the Company or other vendors, making internal development a competitor to the Company. FI's may also obtain similar technology products from other software providers, including S1 Corporation, Corillian Corporation, and Financial Fusion, Inc. FI's may obtain similar services on an outsourced basis from CheckFree Corporation, Online Resources Corporation, Princeton eCom Corporation, Digital Insight Corporation, and Metavante Corporation. For Card Services, the Company's principal competitors are Incurrent Solutions, Inc., First Data Resources, and our customers' own in-house solutions.

     The Company expects that competition in these areas will continue to increase. Most of our competitors have substantially greater resources than us, which could impact our ability to compete. Competition will be based upon price, performance, product functionality, customer service and the effectiveness of marketing and sales efforts. The Company competes in its target markets by leveraging its market experience and current customer base to develop innovative technology solutions and market them effectively.

PRODUCT DEVELOPMENT

     The Company operates in industries that are evolving and characterized by technology innovation. In an effort to improve the Company's position with respect to its competition, the Company has continued its new product development and focused its efforts in the area of product development primarily for the Payment Solutions market. In 2003, 2002, and 2001, the Company's research and development expenditures were $5,020,000, $8,807,000, and $15,729,000, respectively. At December 31, 2003 and 2002, approximately 27 and 26 employees were engaged in product development, respectively. The Company's ability to attract and retain highly skilled research and development personnel is important to the Company's continued success.

GOVERNMENT REGULATION

     The Company markets its products and services to the financial services market, which is highly regulated at both the federal and state levels. Interpretation, implementation or revision of banking regulations can accelerate or hinder the ultimate success of the Company and its products.

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

EMPLOYEES

     At December 31, 2003 and 2002, the Company had approximately 83 and 89 employees, respectively. The Company has no collective bargaining agreements with its employees.

AVAILABLE INFORMATION

     The Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act. The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.
                                                 ------------------

     The Company also makes available free of charge on or through our Internet website (http://www.intelidata.com) our Annual Report on Form 10-K, Quarterly
          -------------------------
Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act as well as Section 16 reports on Forms 3, 4 and 5 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

ITEM 2.  PROPERTIES
-------------------

     The Company's headquarters are located in Reston, Virginia, where it leases 25,200 square feet of office space; this lease expires in December 2006. During 2003, the Company ceased using 8,200 square feet of the Reston, Virginia leased space and subleased the office space to a third party. The Company also leases 8,800 square feet of office space for its product development and operations facilities in Toledo, Ohio; this lease expires in April 2006.

     In January 2001, the Company acquired Home Account Holdings, Inc., which had leased facilities in Emeryville, California, Omaha, Nebraska, and Charleston, South Carolina. In February 2001, the facility in California, which served as the headquarters for the pre-merger Home Account Holdings, was shut down. In August 2002 the Company subleased the 7,200 square feet of space for the remainder of the lease term, ending in February 2005. The Nebraska lease for 9,200 square feet of office space, used for product development and customer service, expires in March 2006. The South Carolina lease for 5,300 square feet of office space, used for product development and customer service, will terminate in April 2006.

     All of the lease and sublease arrangements were made with unaffiliated parties. The Company believes that its leased properties are sufficient for its current operations and for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company is not currently a party to any material litigation. From time to time, the Company is a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all such routine litigation will be likely to have a material adverse effect on the Company's financial condition, cash flows, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of all executive officers of the Company and all positions and offices within the Company presently held by such executive officers:

  Name                    Age  Position Held
  ----                    ---  -------------
  Alfred S. Dominick, Jr. 58   Chairman and Chief Executive Officer
  Michael E. Jennings     58   President and Chief Operating Officer
  John R. Polchin         40   Vice President, Chief Financial Officer
                                and Treasurer
  Albert N. Wergley       56   Vice President, General Counsel and Secretary

     Alfred S. Dominick, Jr. has served as the Chief Executive Officer of the Company since August 1998 and Chairman of the Board of Directors since August 2002. Mr. Dominick was also the President of the Company from August 1998 to May 2003. Prior to joining InteliData, Mr. Dominick served as President of the Retail Products Delivery Group at M&I Data Services. Prior to joining M&I Data Services in July 1995, he was Executive Vice President of Retail Banking and a member of the Executive Committee for Boatmen's Bancshares Corporation for three years. Prior to that Mr. Dominick was an Executive Vice President with Bank One Texas, since 1989. Prior to his employment with Bank One Texas, Mr. Dominick was a Senior Vice President with Fleet National Bank.

     Michael E. Jennings was promoted to President and Chief Operating Officer in May 2003. Mr. Jennings oversees product development efforts, engineering, operations, ASP initiatives and customer care for all InteliData product offerings. Prior to this, he served as the Executive Vice President of Product Management and Payment Solutions since joining InteliData in June 2000. He was in charge of overall business planning and business development activities for electronic bill presentment and payment, Internet banking, and operations. Prior to joining InteliData, Mr. Jennings served at Bank of America as a Senior Vice President of Self Service Delivery. During the eight years prior to joining InteliData, he worked on alternative delivery strategies and managing several different areas of electronic banking including: Debit Cards, ATMs, ATM/POS Operations, PC and Internet Banking, and EFT switches. Mr. Jennings is a former director of CIRRUS, Money Transfer Systems, Credit Systems Inc., and was chairman of the American Banking Association's Retail Payment Systems Committee.

     John R. Polchin has served as Vice President, Chief Financial Officer and Treasurer since April 2002. Prior to joining InteliData, Mr. Polchin served as Vice President and Chief Financial Officer of Orblynx, Incorporated, a global Internet infrastructure firm. Prior to that, Mr. Polchin held the positions of Vice President and Treasurer and Senior Vice President, Chief Financial Officer for e.Spire Communications, a publicly traded Competitive Local Exchange Carrier. Additionally, he has served as Vice President of Finance and Controller for Appworx Corporation, an enterprise software concern. From 1987 to 1994, he held various financial positions within UNC Incorporated

(subsequently acquired by General Electric). Mr. Polchin began his career at NCNB Corporation, now Bank of America.

     Albert N. Wergley has served as Vice President, General Counsel, and Secretary of the Company since 1996, and of its predecessor, US Order, since 1995. From 1986 to 1994, Mr. Wergley was Vice President and General Counsel of Verdix Corporation (subsequently Rational Software Corporation, which was acquired by IBM), a manufacturer of software development tools. Previous to that, he was associated with the McLean, Virginia office of the law firm of Reed Smith Shaw & McClay and with the law firm of Howrey & Simon in Washington, D.C.


PART II
=======

ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
---------------------------------------------------------------
               STOCKHOLDER MATTERS
               -------------------

     The Company's common stock is traded on the Nasdaq National Market under the symbol INTD. The table below sets forth the high and low quarterly sales prices for the common stock of the Company as reported in published financial sources for each quarter during the last two years:

                                                High                 Low
                                           --------------       --------------
2003     Fourth Quarter                      $  2.62              $  1.40
         Third Quarter                          3.60                 2.15
         Second Quarter                         3.24                 1.19
         First Quarter                          1.84                 0.84

2002     Fourth Quarter                      $  1.03              $  0.57
         Third Quarter                          1.50                 0.66
         Second Quarter                         2.74                 1.13
         First Quarter                          3.00                 1.50

     On March 9, 2004, the last reported sales price for the Company's common stock was $1.27. The number of stockholders of record at March 9, 2004 was 671 and does not include those stockholders who hold shares in street name accounts.

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

     Information   regarding  securities   authorized  for  issuance  under  the
Company's equity compensation plans as of December 31, 2003 is set forth in Item 12 "Security Ownership of Certain Beneficial Owners and Management."

ITEM 6.   SELECTED FINANCIAL DATA (in thousands, except per share data)
-----------------------------------------------------------------------

                                                                  Years Ended December 31,
                                             --------------------------------------------------------------------
RESULTS OF OPERATIONS:                           2003          2002           2001           2000          1999
----------------------                       -----------   -----------   ------------   -----------    ----------


Revenues                                     $    20,630    $    21,495    $   18,296    $    5,101     $    6,493
Cost of revenues                                   7,549          8,474         9,010         2,720          1,743
Operating expenses                                15,146         21,103        39,624        27,699         12,800
                                             -----------    -----------    ----------    ----------     ----------

Operating loss                                    (2,065)        (8,082)      (30,338)      (25,318)       (8,050)
Other income, net                                    179           (649)          137        49,726            350
Provision (benefit) for income taxes                (288)          (137)         (160)          488            --
                                             -----------    -----------    ----------    ----------     ----------


Income (loss) from continuing operations          (1,598)        (8,594)      (30,041)       23,920         (7,700)
Income (loss) from discontinued operations           --             --            --           (262)(1)      5,805
                                             -----------    -----------    ----------    ----------     ----------

Net income (loss)                                 (1,598)        (8,594)      (30,041)       23,658         (1,895)
Preferred stock dividend requirement                 --             --            --            --          (1,936)(2)
                                             -----------    -----------    ----------    ----------     ----------

Net income (loss) attributable to
  common stockholders                        $    (1,598)   $    (8,594)   $  (30,041)   $   23,658     $   (3,831)
                                             ===========    ===========    ==========    ==========     ==========

Basic earnings per common share
  Income (loss) from continuing operations   $     (0.03)   $    (0.18)    $    (0.65)   $     0.63     $    (0.29)
  Income (loss) from discontinued operations        0.00          0.00           0.00         (0.01)          0.18
                                             -----------    ----------     ----------    ----------     ----------

  Net income (loss)                          $     (0.03)   $    (0.18)    $    (0.65)   $     0.62     $    (0.11)
                                             ===========    ==========     ==========    ==========     ==========

Diluted earnings per common share
  Income (loss) from continuing operations   $     (0.03)   $    (0.18)    $    (0.65)   $     0.59     $    (0.29)
  Income (loss) from discontinued operations        0.00          0.00           0.00         (0.01)          0.18
                                             -----------    ----------     ----------    ----------     ----------

  Net income (loss)                          $     (0.03)   $    (0.18)    $    (0.65)   $     0.58     $    (0.11)
                                             ===========    ==========     ==========    ==========     ==========

Weighted-average common shares outstanding
  Basic                                           50,028         48,869        45,897        38,237         33,367
                                             ===========    ===========    ==========    ==========     ==========
  Diluted                                         50,028         48,869        45,897        40,843         33,367
                                             ===========    ===========    ==========    ==========     ==========


                                                                        December 31,
                                             --------------------------------------------------------------------
FINANCIAL POSITION:                              2003          2002           2001           2000          1999
-------------------                          -----------   -----------   ------------   -----------    ----------

Cash and cash equivalents                    $     7,603    $     5,674    $   12,026    $   27,255    $    8,496
Total assets                                      44,336         44,506        57,710        43,278        11,212
Long-term debt                                        --             --            --            --            --
Stockholders' equity                              38,991         36,454        44,475        33,570         7,087


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

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------       -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------

Overview

     InteliData Technologies Corporation and subsidiaries ("InteliData" or the "Company") provides electronic bill payment and presentment ("EBPP") and online banking solutions to the financial services industry. The Company's products provide financial institutions ("FI's") with the real-time financial processing infrastructure needed to provide their customers with payment and presentment services and online banking via the Internet and other online delivery channels. The Company markets its products and services to banks, credit unions, brokerage firms, financial institution processors and credit card issuers.

     Products - InteliData's product suite consists of three complementary product offerings:

     Payment and Presentment
     -----------------------
     o Payment Solutions - providing payment warehousing, payment matching, biller directory management, and least cost routing functionality for EBPP transactions;

     o Card Services - providing Internet-based account activation, bill presentment, balance consolidation, and e-Statement capabilities; and

     Online Banking
     --------------
     o Online Banking - providing Internet-based access to real-time account information, as well as interfaces to personal financial management software such as Intuit's Quicken(R) and Microsoft Money(R).

     The market for online banking and bill payment infrastructure has grown considerably over the last two to three years, and the Company believes that significant growth opportunities remain. As Internet financial services have become more mainstream, FI's have focused less on innovation and more on broadening existing operations - adding functionality, improving operating efficiencies, and migrating significant portions of their online banking and bill payment operations in-house. The Company's product suite consists of three complementary product offerings serving the core infrastructure needs of three distinct, but related markets: Payment Solutions, Card Services, and Online Banking.

     The market for Payment Solutions has been the primary focus of InteliData's development and marketing efforts during the past three years. The Company views this as the market sector with the greatest growth potential. While the Company's revenue from this sector has not achieved the growth rate that the Company anticipated during the past year, industry reports from sources such as The Tower Group confirm that the market has grown and is still emerging. The Company believes that future growth opportunities in this market segment are significant based on FI's increasing recognition of measurable financial benefits related to the bill payment customer base, increasing consumer adoption rates, and the increasing competitive pressure to provide "free bill payment" services to all consumers. The resulting growth, both in number of users and number of transactions, has caused larger FI's to rethink their approach to bill payment processing. Until recently, most large FI's elected to outsource their bill payment processing to a third-party processor such as CheckFree or Metavante. Increasingly however, FI's are migrating "front end" bill payment processing and data warehousing to an in-house platform, offering the FI's greater control while also developing "least cost routing" strategies aimed at reducing overall processing costs.

     The market for Card Services has matured considerably in recent years. Most of the Company's current and potential card issuer customers have deployed an online solution and are now seeking to add subscribers and incremental functionality. Consequently, InteliData expects limited growth opportunities across this market sector, primarily driven by anticipated subscriber increases from within the Company's current outsourced services customer base.

     The market for Online Banking is the most mature of the markets served by the Company. Most larger FI's are deploying second and third generation solutions. The goal of these initiatives typically includes increasing processing capacity and performance, adding incremental new user features, improving overall user experience, improving back-office processes, reducing processing costs, and migrating certain core components from outsourced solutions to in-house solutions. While InteliData has developed and maintains a customer base within this market sector that is significant to our operations, the opportunity for significant new business in this market has diminished. Therefore, the Company expects to limit its future activities in the Online Banking sector to providing certain enhancements and upgrades for the Company's established customer base.

Acquisition

     In January 2001, InteliData acquired Home Account Holdings, Inc. and its operating subsidiary, Home Account Network, Inc., by means of the merger of one of the Company's wholly owned subsidiaries with and into Home Account Holdings, with Home Account Holdings surviving the merger. Home Account Holdings is a wholly owned subsidiary of InteliData. This acquisition was accounted for as a purchase. Through this transaction, InteliData acquired the products and customer base of Home Account Holdings, Inc., including i) the Card Services sector, ii) the Online Banking platform, Canopy(TM) Banking, for commercial banks and iii) an OFX solution that provides Payment Solutions capabilities.

Results of Operations

     The following represents the results of operations for InteliData. Such information should be read in conjunction with the financial statements and the notes thereto in Part II, Item 8 of this Annual Report on Form 10-K, as well as the cautionary statements and risk factors in this section.

     The Company generates revenues from each of its three product offerings - Payment Solutions, Card Services, and Online Banking. Within these product offerings, the Company obtains revenues from various sources - software license fees, consulting services fees, use-based fees, maintenance fees, and other fees. Software license fees include revenues generated from license sales. Consulting services fees include revenues generated from professional services rendered. Use-based fees include revenues generated from user accounts, transactions, remittances and other related activities. Maintenance fees include revenues generated from maintenance agreements for support services for licensed software. Other fees are termination charges levied for early termination of contracts.

     Within revenues generated from Payment Solutions, consulting services will fluctuate with the demand of services based on client internal projects as well as new system implementations. Use-based fees will fluctuate based on the addition of new clients and user adoption rates that translate into additional users and additional transactions. Additionally, use-based revenues may decline with departures of clients for other solutions and/or clients' migrating the InteliData solution in-house through a license arrangement that may eliminate user fees.

     Within revenues generated from Card Services, consulting services will fluctuate with the demand of services based on client internal projects as well as new client implementations. Use-based fees will fluctuate based on the addition of new clients and user adoption rates that translate into additional users and additional transactions. Additionally, use-based revenues may increase due to added functionalities or may decline with departures of clients for other solutions.

     Within revenues generated from Online Banking, use-based revenues will fluctuate based on the addition of new clients and user adoption rates that translate into additional users and additional transactions. However, use-based revenues may decline with departures of clients for other solutions and/or clients' migrating the InteliData solution in-house through a license arrangement that may eliminate user fees.

     The following table sets forth the Company's sources of revenue for each of the three fiscal years ended December 31, 2003, 2002 and 2001:

                                             2003            2002          2001
                                           --------       ----------     -------

Payment Solutions
  Software license                         $   759        $   771        $ 1,010
  Consulting services                        2,192          3,406          2,754
  Use-based                                  4,179          3,151          1,903
  Maintenance                                  892            796            348
                                           --------       ----------     -------
  Subtotal                                   8,022          8,124          6,015
                                           --------       ----------     -------

Card Services
  Consulting services                          332            894            596
  Use-based                                  4,595          3,054          2,142
  Other                                         13             --             --
                                           --------       ----------     -------
  Subtotal                                   4,940          3,948          2,738
                                           --------       ----------     -------

Online Banking
  Software license                             476            518            780
  Consulting services                        1,440          1,485          1,867
  Use-based                                  5,100          6,697          5,717
  Maintenance                                  652            470            573
  Other                                         --            253            606
                                           --------       ----------     -------
  Subtotal                                   7,668          9,423          9,543
                                           --------       ----------     -------

Total
  Software license                           1,235          1,289          1,790
  Consulting service                         3,964          5,785          5,217
  Use-based                                 13,874         12,902          9,762
  Maintenance                                1,544          1,266            921
  Other                                         13            253            606
                                           --------       ----------     -------
  Total                                    $20,630        $21,495        $18,296
                                           ========       ==========     =======


Years Ended December 31, 2003 and 2002

Revenues

     The  Company's  total  revenues  were   $20,630,000  in  2003  compared  to
$21,495,000 in 2002, a decrease of $865,000.

     The revenues from Payment Solutions were $8,022,000 in 2003 compared to $8,124,000 in 2002, a decrease of $102,000. These revenues include items related to the Company's billpay warehouse, funds transfer and certain OFX solutions, as well as the billpay portions of the ASP offerings. Consulting services decreased $1,214,000, while use-based fees increased $1,028,000 year over year. The decrease in consulting services was primarily due to the completion of projects in 2002 that did not carryover to 2003 and limited new projects in 2003, while the increase in use-based fees was due to the growth from existing clients.

     The revenues from Card Services were $4,940,000 in 2003 compared to $3,948,000 in 2002, an increase of $992,000. Consulting services decreased $562,000, while use-based fees increased $1,541,000 year over year. The decrease in consulting services was primarily due to the completion of projects in 2002 and limited new projects in 2003, while the increase in use-based fees was due to the growth from existing clients.

     The revenues from Online Banking were $7,668,000 in 2003 compared to $9,423,000 in 2002, a decrease of $1,755,000. These revenues include items related to the Company's Interpose(R) Web Banking, Interpose(R) Transaction Engine, and certain OFX solutions, as well as the online banking portions of the ASP offerings. The decrease was primarily attributable to the $1,597,000 decrease in use-based fees. Three large customers who were operating in the ASP environment during 2002 and a part of 2003 ceased paying recurring fees during 2003. In one instance, a bank that used the Company's online banking platform based on older Home Account Canopy(TM) Banking technology, converted to a competitor's product. Two other banks paid the Company a one-time license fee in 2003 and moved the InteliData software in-house in 2003, which resulted in a decrease to the Company's monthly fees for hosting the software in an ASP arrangement. The resulting decrease was partially offset by growth in user fees from existing clients.

Cost of Revenues and Gross Profit

         The Company's cost of revenues decreased $925,000 to $7,549,000 in 2003 from $8,474,000 in 2002. The decrease was primarily due to decreases in cost of revenues associated with decreased professional services. The cost structures to generate the revenues are bundled together and cannot be broken out in the same manner as the revenues. Costs of revenues include vendors for outsourced services and employees directly working to generate revenues.

     Overall gross profit margin increased to 63% for 2003 from 61% for 2002. The increase in gross profit margin was attributable to a decrease in cost of revenues as discussed above. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with an ASP business model, competitive pricing pressure, and the introduction of new products and changes in volume.

     The Company entered into multiple vendor agreements for outsourced services as part of its ASP solution offering for certain Online Banking and Payment Solutions clients. Some of these vendor agreements are long-term (i.e., expire in April and May 2005) and commit the Company to specified minimum charges during the terms of the contracts. During 2003, several of the Company's clients migrated from this ASP environment to an in-house solution utilizing InteliData's licensed software. As a result, a possibility exists for future losses due to the decrease in estimated future revenue streams when compared with the Company's current contractual cost structure for outsourced services within this ASP environment. Entering 2004, the projected costs are estimated to exceed projected revenues by approximately $79,000 on a monthly basis; this gap will fluctuate based on monthly activity.

     In assessing potential future losses associated with the Company's ASP business, the Company may include the possibility of new clients that would add incremental revenue to this ASP environment. Additionally, the Company may have the opportunity to restructure vendor contracts and decrease contractual charges (i.e., extend the current contract with lower minimum charges or migrate to different vendors). Management continues to assess both the potential for new business prospects and the possibility of reducing the Company's costs through renegotiation of existing agreements. In accordance with generally accepted accounting principles, the Company is accounting for these contract costs as they are incurred. There can be no assurance that the Company will be successful in mitigating these factors. In the event that new client revenues do not materialize, user growth rates from existing clients do not meet expected projections and/or the Company is not successful in its renegotiation efforts, the Company may experience future period losses from the Company's ASP business, which could have a material adverse impact on the Company's financial position, results of operations, and cash flows.

General and Administrative

     General and administrative expenses decreased $1,133,000 to $7,496,000 in 2003 from $8,629,000 in 2002. The decrease was primarily attributable to the Company's reduction of corporate and administrative expenses that resulted from employee-related actions and aggressive expense controls. This included the reversal in the first quarter of approximately $630,000 in estimated accrued bonuses that were not paid, but were previusly provided for during 2002, and the Company did not accrue for bonuses in fiscal year 2003 as none will be paid. Additionally, during the year, the Company ceased using one of its leased spaces at its Reston, Virginia facility and recorded an expense of $625,000 and corresponding liability for the estimated remaining lease payments net of estimated fair value of any sublease. This charge was offset by savings from telecommunication expenses and a one-time, favorable settlement of a matter related to tax payments made in 1996. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Selling and Marketing

     Selling and marketing expenses decreased $1,037,000 to $1,910,000 in 2003 from $2,947,000 in 2002. This was primarily attributable to employee-related actions, lower travel costs and a reduction in tradeshow-related expenses. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Research and Development

     Research and development costs decreased $3,787,000 to $5,020,000 in 2003 from $8,807,000 in 2002. The decrease was primarily attributable to the Company's reduction of research and development expenses that resulted from employee-related actions and reductions in consultant expenses. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

     In 2004, the Company expects to focus its research and development efforts on its Payment Solutions product offerings. The development efforts for Online Banking and Card Services products will likely be focused primarily on product upgrades and product maintenance.

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

     In accordance with SFAS 142, the Company had six months from adoption (up until June 30, 2002) to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS No. 142, the Company conducted the first step of the impairment tests. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. As of June 30, 2003, the Company performed the required annual review for impairment using the same approach and similar consideration as the initial test. As a result, the Company concluded that the fair value of the reporting unit exceeds the carrying amount of its net assets. As of December 31, 2003, the Company is not aware of such events or circumstances that could indicate potential impairment.

Realized Gains on Sales of Investments

     At December 31, 2001, the Company owned 640,000 warrant units to purchase Sybase, Inc. common stock. During June 2002, the Company exercised all of its 640,000 warrants units and sold the resulting 223,000 shares of Sybase common stock. The Company received net proceeds of approximately $1,718,000 and recognized a realized loss from sales of investments of approximately $748,000. The Company had no such liquidating events in 2003.

Other Income

     Other income, primarily sublease rent receipts, interest income and other expenses, including state and local taxes, increased $80,000 to $179,000 in 2003 from $99,000 in 2002. The increase is primarily due to the recognition of approximately $158,000 of sublease rent receipts in 2003, offset by the decreased interest income resulting from lower levels of average cash and cash equivalents in 2003 as compared to 2002.

Income Taxes

     The provisions (benefit) for income taxes were $(288,000) and $(137,000) for the years ended December 31, 2003 and 2002, respectively. The benefit in 2003 represents the reversal of a prior year accrual for exposure that did not materialize and no longer exists at December 31, 2003. The benefit in 2002 represents a refund of taxes paid in 2000 as a result of tax legislation enacted during 2002. At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $205 million, which expire in 2005 through 2010, and an alternative minimum tax credit carryforward of approximately $60,000, which may be carried forward indefinitely and used to offset future regular taxable income. Approximately $45 million of the net operating losses were incurred by Home Account prior to its acquisition by the Company and are subject to annual limitations pursuant to Internal Revenue Code Section 382 as a result of cumulative changes in ownership of more than 50% in 2001. A valuation allowance was established for deferred tax assets as of December 31, 2003 and 2002 because it was deemed, based on available evidence, that it is more likely than not that all of the deferred tax asset will not be realized.

Discontinued Operations

     Under various disposal plans adopted in 1997, 1998, and 2000, the Company completed the divestiture of all of its telecommunications, interactive services businesses and the Caller ID adjunct leasing activities, respectively.

     In 2003 and 2002, the Company did not have any income statement activity in discontinued operations.

     As of December 31, 2003 and 2002, the net liabilities of discontinued operations of $120,000 and $251,000, respectively, relate to the telecommunications divisions. These liabilities relate to the environmental clean up associated with prior tenants' operations at InteliData's former New Milford, Connecticut property. In January 2000, InteliData sold the New Milford, Connecticut property and the building located thereon, its only remaining asset in its discontinued operations of the telecommunications division. In the context of this sale, InteliData agreed to undertake limited remediation of the site in accordance with applicable state and federal law. The subject site is not a listed federal or state Superfund site and InteliData has not been named a "potentially responsible party" at the site. The remediation plan agreed to with the purchaser allows InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Further, at the time of the sale of the facility, InteliData established a $200,000 escrow account from the proceeds of the sale for certain investigation/remediation costs. As of December 31, 2003, this escrow account balance was $223,000, which is to be paid out to InteliData. Moreover, InteliData has obtained environmental insurance to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. InteliData estimates its remaining liability at December 31, 2003 related to this matter and other costs to be approximately $120,000 and has recorded a liability for this amount.

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

Income (Loss) from Continuing and Discontinued Operations, Weighted-Average Common Shares Outstanding and Basic and Diluted Earnings (Loss) Per Common Share

     The basic and diluted weighted-average common shares outstanding for the year ended December 31, 2003 was 50,028,000, compared to a basic and diluted weighted-average common shares outstanding of 48,869,000 for the year ended December 31, 2002. The increase resulted primarily from the issuance of stock awards to employees, issuance of stock pursuant to the exercises of stock warrants and stock options, and stock purchases under the Employee Stock Purchase Plan.

     Losses from continuing operations were $(1,598,000) and $(8,594,000) for the years ended December 31, 2003 and 2002, respectively, while there was no gain or loss from discontinued operations in either period. Net losses were $(1,598,000) and $(8,594,000) for 2003 and 2002, respectively. As a result of the foregoing, basic and diluted net loss per common share was ($0.03) for the year ended December 31, 2003 compared to a basic and diluted net loss per common share of ($0.18) for the year ended December 31, 2002.


Years Ended December 31, 2002 and 2001

Revenues

     The  Company's  total  revenues  were   $21,495,000  in  2002  compared  to
$18,296,000 in 2001, an increase of $3,199,000.

     The revenues from Payment Solutions were $8,124,000 in 2002 compared to $6,015,000 in 2001, an increase of $2,109,000. These revenues include items related to the Company's bill payment warehouse, funds transfer and certain OFX solutions, as well as the bill payment portions of the ASP offerings. Software license fees decreased $239,000, consulting services increased $652,000, use-based fees increased $1,248,000 and maintenance increased $448,000 year over year. The decrease in software license fees is primarily due to the timing of system deliveries and fewer software license sales, while the increase in consulting services was primarily due to the increase in demand for customer projects and the increase in the hourly rates. Use-based revenues increased due to growth from existing clients, while maintenance increased due to new rates and additional software licenses sold.

     The revenues from Card Services were $3,948,000 in 2002 compared to $2,738,000 in 2001, an increase of $1,210,000. Consulting services increased $298,000, while use-based fees increased $912,000 year over year. The increase in consulting services was primarily due to the completion of projects in 2002 as compared to 2001, while the increase in use-based fees was due to the growth from existing clients.

     The revenues from Online Banking were $9,423,000 in 2002 compared to $9,543,000 in 2001, a decrease of $120,000. These revenues include items related to the Company's Interpose(R) Web Banking, Interpose(R) Transaction Engine, and certain OFX solutions, as well as the online banking portions of the ASP offerings. The decrease was primarily attributable to software fees due to timing of system deliveries and fewer software license sales, consulting services due to fewer system implementations, and maintenance due to contract terminations that occurred in 2001. These decreases were substantially offset by an increase of $980,000 in use-based fees from growth in users and transactions.

Cost of Revenues and Gross Profit

     The Company's cost of revenues decreased $536,000 to $8,474,000 in 2002 from $9,010,000 in 2001. The decrease was due to the offsetting of approximately $254,000 of costs against a forward loss accrual that was expensed in previous periods, a decrease in professional services costs and a decrease in service provider costs due to contract renegotiations.

     Overall gross profit margin increased to 61% for 2002 from 51% for 2001. The increase in gross profit margin was attributable to an increase in recurring revenue coupled with the decrease in cost of revenues as discussed above.

General and Administrative

     General and administrative expenses decreased $1,436,000 to $8,629,000 in 2002 from $10,065,000 in 2001. The decrease was primarily attributable to the Company's reduction of corporate and administrative expenses that resulted from continued evaluation of on-going cost structures and synergies achieved from the purchase of Home Account.

Selling and Marketing

     Selling and marketing expenses decreased $6,628,000 to $2,947,000 in 2002 from $9,575,000 in 2001. This was primarily attributable to decreases in the number of sales and marketing employees, travel and outside professional consulting expenses related to both continued evaluation of on-going cost structure and synergies achieved from the purchase of Home Account.

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

     In accordance with SFAS 142, the Company had six months from adoption (up until June 30, 2002) to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS No. 142, the Company conducted the first step of the impairment tests. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. As of December 31, 2002, the Company was not aware of such events or circumstances that could indicate potential impairment.

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

     As of December 31, 2002 and 2001, the net liabilities of discontinued operations of $251,000 and $504,000, respectively, relate to the telecommunications divisions. This relates to the potential environmental clean up associated with the prior tenants' operations at InteliData's former New Milford, Connecticut property. In January 2000, InteliData sold the New Milford, Connecticut property and the building located thereon, its only remaining asset in its discontinued operations of the telecommunications division. In the context of this sale, InteliData agreed to undertake limited remediation of the site in accordance with applicable state and federal law. The subject site is not a federal or state Superfund site and InteliData has not been named a "potentially responsible party" at the site. The remediation plan agreed to with the purchaser allows InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Further, at the time of the sale of the facility, InteliData established a $200,000 escrow account for certain investigation/remediation costs. As of December 31, 2002, this escrow account balance remained at $200,000 plus accrued interest, which is to be paid out to InteliData. Moreover, InteliData has obtained environmental insurance to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. InteliData has recorded its estimated liability related to this matter and other costs related to the discontinued operations.

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

Income (Loss) from Continuing and Discontinued Operations, Weighted-Average Common Shares Outstanding and Basic and Diluted Income (Loss) Per Common Share

     The basic and diluted weighted-average common shares outstanding for the year ended December 31, 2002 was 48,869,000, compared to a basic and diluted weighted-average common shares outstanding of 45,897,000 for the year ended December 31, 2001. The increase resulted primarily from stock awards to employees, the exercise of stock options, stock purchases under the Employee Stock Purchase Plan, and the issuance of 2,863,000 shares for the private placements of the Company's common stock that closed in November and December of 2001.

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

Liquidity and Capital Resources

     During  2003,  the  Company's  cash  and  cash  equivalents   increased  by
$1,929,000. At December 31, 2003, the Company had $7,603,000 in cash and cash equivalents, $6,408,000 of working capital, no long-term debt, and $38,991,000 in stockholders' equity.

     The Company's principal needs for cash in 2003 were for funding operating losses and balance sheet items, which included a decrease in accounts payable of $550,000, a decrease in accrued expenses and other liabilities of $1,704,000, and a decrease in deferred revenue of $322,000.

     The Company's cash requirements for operating activities in 2003 were financed primarily by cash and cash equivalents on hand and the proceeds from the issuance of common stock. Total cash proceeds from the issuance of common stock were approximately $3,951,000.

     Net cash used in investing activities in 2003 was $150,000 for the purchases of property and equipment.

     Financing activities provided net cash of $3,878,000 in 2003 from the issuance of the Company's common stock through stock option exercises, sales of stock to employees pursuant to the Employee Stock Purchase Plan, and the exercise of the warrants from the 2001 private placement, offset by $73,000 related to payments made to acquire treasury stock. During July 2003, the Company issued 1,431,364 shares of its common stock pursuant to the exercise of warrants, as amended, by institutional investors who participated in the Company's private placement of common stock in November and December, 2001. The warrant exercise resulted in gross proceeds of approximately $3,335,000. The placement agent in the transaction received approximately $200,000 in commissions. All of the warrants that were issued as part of the 2001 private placement have now been exercised.

     Off-Balance Sheet Arrangements and Contractual Obligations - The decision by the Company to divest itself of its telecommunications business segment created certain financial obligations and uncertainties for the future. The Company is required to satisfy certain obligations of the telecommunications business that will carry on beyond December 31, 2003. As of December 31, 2003, the Company had $120,000 in remaining liabilities related to the discontinued operations. During 2000, the Company sold the only remaining asset it had in the discontinued operations - the property and the building located thereon in New Milford, Connecticut. Liabilities remaining in the discontinued operations represent the Company's estimated liability related to the environmental clean up associated with prior tenants' operations at the New Milford location and other costs. The Company is working with its professional advisors and insurer to manage its exposure to liability for the potential environmental clean up. The Company has hired an environmental specialist firm to perform a study of the damages, to prepare a project plan, to work with the state and federal agencies, and to remediate the property. Additionally, the Company has acquired insurance to cap the potential costs and losses at a reasonable amount. Such amounts and insurance costs have been accrued for as of December 31, 2003. Management believes that the combination of the project plan and the insurance arrangements will cause the resolution of this matter to not have a material adverse effect on the Company's financial condition or results of operations.

     The Company entered into multiple vendor agreements for outsourced services as part of its ASP solution offering for certain Online Banking and Payment Solutions clients. Some of these vendor agreements are long-term (i.e., expire in April and May 2005) and commit the Company to specified minimum charges during the terms of the contracts. These long-term obligations are disclosed below. During 2003, several of the Company's clients migrated from this ASP environment to an in-house solution utilizing InteliData's licensed software. As a result, a possibility exists for future losses due to the decrease in estimated future revenue streams when compared with the Company's current contractual cost structure for outsourced services within this ASP environment. Entering 2004, the projected costs are estimated to exceed projected revenues by approximately $79,000 on a monthly basis; this gap will fluctuate based on monthly activity.

     In assessing potential future losses associated with the Company's ASP business, the Company may include the possibility of new clients that would add incremental revenue to this ASP environment. Additionally, the Company may have the opportunity to restructure vendor contracts and decrease contractual charges (i.e., extend the current contract with lower minimum charges or migrate to different vendors). Management continues to assess both the potential for new business prospects and the possibility of reducing the Company's costs through renegotiation of existing agreements. In accordance with generally accepted accounting principles, the Company is accounting for these contract costs as they are incurred. There can be no assurance that the Company will be successful in mitigating these factors. In the event that new client revenues do not materialize, growth rates do not meet expected projections and/or the Company is not successful in its renegotiation efforts, the Company may experience future period losses from the Company's ASP business, which could have a material adverse impact on the Company's financial position or results of operations.

     The Company leases facilities and equipment under cancelable and noncancelable operating lease agreements. Future minimum lease payments under noncancelable operating leases and future minimum payments under purchase obligations for outsourced services were as follows (in thousands) at December 31, 2003:

-------------------------------------- -------------------------------------------------------------------------------
                                                                   Payment due by period

       Contractual Obligations
-------------------------------------- -------------------------------------------------------------------------------
                                                          Less than           1-3             3-5         More than
                                           Total            1 year           years           years         5 years
-------------------------------------- --------------- ----------------- --------------- --------------- -------------
-------------------------------------- --------------- ----------------- --------------- --------------- -------------
Operating Lease Obligations              $   3,291        $    1,317        $    1,974      $      -        $     -
-------------------------------------- --------------- ----------------- --------------- --------------- -------------
-------------------------------------- --------------- ----------------- --------------- --------------- -------------
Purchase Obligations                         4,260             3,180             1,080             -              -
-------------------------------------- --------------- ----------------- --------------- --------------- -------------
-------------------------------------- --------------- ----------------- --------------- --------------- -------------
Total                                    $   7,551        $    4,497        $    3,054      $      -        $     -
-------------------------------------- --------------- ----------------- --------------- --------------- -------------

     The future minimum lease obligations do not include $560,000 of expected receipts from subleases.

     Litigation - The Company is not currently a party to any material litigation. From time to time, the Company may be a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such routine litigation will be likely to have a material adverse effect on the Company's financial condition or results of operations.

     Based on the Company's current capital levels and its assumptions about future operating results, the Company believes that it will have sufficient resources to fund existing operating plans. The Company's achievement of its operating plan remains predicated upon both existing and prospective customer decisions to procure certain products and services in a timeframe consistent with the operating plan assumptions. Historically, these decisions have not evolved timely for varying reasons, including slower than expected market demand, budgetary constraints, and internal product development and resource initiatives. As such, the Company believes it would be able to adjust certain expense structures, if necessary, to mitigate the potential impact that customer delays would have on its capital levels. These opportunities include additional reductions in selling, general and administrative expenditures, the potential of consolidating certain operational activities, the ability to negotiate more favorable terms associated with existing service provider contracts and the elimination of certain marketing costs. However, if actual results differ materially from current assumptions, the Company may not have sufficient capital resources and may have to modify operating plans and/or seek additional capital resources. If the Company engages in efforts to obtain additional capital, it can make no assurances that these efforts will be successful or that the terms of such funding would be beneficial to the common stockholders.

Critical Accounting Policies

     The following accounting policies are either ones that the Company considers to be the most important to its financial position and results of operations or ones that require the exercise of significant judgment and/or estimates.

     Revenue Recognition - The Company considers its revenue recognition policy critical to the understanding of our business operations and results of operations. The Company supplies online banking and bill payment software to FI's. The Company's revenues associated with integrated solutions that bundle software products with customization, installation and training services are recognized using the percentage of completion method of accounting.

     The Company enters into contracts where the delivered software may not require significant customization. Upon delivery, the Company either recognizes revenue ratably over the contract period for contracts where vendor specific objective evidence ("VSOE") of fair value for post contract customer support ("PCS") does not exist or recognizes revenue in full where VSOE of fair value for PCS does exist.

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

     Emerging Issues Task Force Abstract Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware ("EITF 00-3"), provides guidance in determining whether or not the provisions of Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"), should be applied to hosting arrangements. The Company has some contracts where the customers operate software in an ASP environment. The customer may not take possession of the software without incurring significant transition and infrastructure costs, as well as potential payments of fees to the Company for the termination of such arrangements. In cases where the customer has not licensed software from InteliData, the customer must also purchase a license prior to having the right to use the software in its own operating environment, in addition to the aforementioned fees. In these situations, the Company applies the guidance under EITF 00-3 and the Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and recognizes the revenue associated with the license and/or implementation fees ratably over the initial term of the contract.

     Additionally, based on the EITF 00-3 guidance, the Company concluded that SOP 97-2 should not be applied to certain of its software hosting contracts. Accordingly, the related revenues for license and professional services were recognized under the percentage of completion method. In addition to developing and delivering the solution, the Company is entitled to use fees based on the number of users and transactions. These use-based fees are earned based on the monthly user counts and as transactions are processed.

     Estimates at Completion - Revenues related to some of the Company's contracts are recognized using the percentage of completion method of accounting, which requires that we make estimates and judgments as to anticipated project scope, timing and costs to complete the projects. The completion of certain development efforts are critical for the Company to perform on certain contracts. Delays in product implementation or new product development at customer locations and product defects or errors could affect estimates and judgments. Additionally, we may experience delays when implementing our products at customer locations, and customers may be unable to implement our products in the time frames and with the functionalities that they expect or require. The accuracy of these estimates and judgments could affect the Company's business, operations, cash flows and financial condition.

     Allowance for Doubtful Accounts - Determination of our allowance for doubtful accounts requires significant estimates. Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company sells its products primarily to FI's in the United States. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's on-going credit evaluation process and the financial position of the FI's that are highly regulated. The Company does not generally require collateral from customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2003, the Company's top eight customers comprised approximately 58% of the net accounts receivable balance.

     A number of factors are considered in establishing the allowance, including historical collection experience, the macro-economic environment, estimates of forecasted write-offs, the aging of the accounts receivable portfolio, and others. If the financial condition of our accounts receivable portfolio deteriorates, additional allowances would be required.

     As part of the Home Account acquisition in 2001, the Company acquired certain accounts receivables that were outstanding as of the acquisition date. The Company pursued collection efforts, but ultimately determined that some of these accounts were uncollectible. Such doubtful accounts related to these acquired assets could not be adjusted as part of the purchase price allocation, so the bad debt expense was recognized in operations in 2001. During 2001, the Company recorded costs associated with these particular uncollectible accounts and began to write off certain accounts. Additionally in 2002, the Company wrote off some previously reserved legacy InteliData accounts. During 2003 and 2002, the Company experienced improved cash collections on some previously reserved accounts and an account that had been written off. As a result of these collection efforts and the resulting cash receipts, the Company reduced its bad debt expense in 2003 and 2002 by approximately $70,000 and $340,000, respectively, to reflect the positive developments.

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

     Depreciation of Fixed Assets - The Company's business requires our investment in office and computer equipment to facilitate certain research and development activities and to support the operations in serving our customers. We record these assets at cost and depreciate the assets over their estimated useful lives. We periodically reassess the economic life of these elements and make adjustments to these useful lives using, among others, historical experience, capacity requirements, and assessments of new product and market demands. When these factors indicate certain elements may not be useful for as long as anticipated, we depreciate the remaining book value over the remaining useful life. Further, the timing and deployment of any new technologies could affect the estimated lives of our assets, which could have significant impacts on results of operations in the future.

     Recent Accounting Pronouncements - In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"), which requires that an issuer classify financial instruments that are within scope of SFAS 150 as a liability. Under prior guidance, these same instruments would be classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. The adoption of SFAS 150 did not have a material effect on our financial position, results of operations, or cash flows.

     In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our financial position, results of operations, or cash flows.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (including Certain Costs Incurred in a Restructuring) ("SFAS 146"), which supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3"). SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after September 30, 2002. As of March 31, 2003, the Company ceased using one of its leased spaces at its office space in its corporate offices in Reston, Virginia. The remaining obligation on this lease was approximately $1,080,000 through December 31, 2006. In accordance with SFAS 146, the Company estimated the fair value of net sublease rent to be approximately $465,000 over the remaining term. Accordingly, the Company recorded an expense of $625,000 and a corresponding liability as of March 31, 2003. As of May 1, 2003, the Company has a subtenant for this space for the majority of the remaining lease term and the actual results of net sublease rent could differ from the above estimates. As of December 31, 2003, the estimated remaining liability was approximately $435,000.

     In November 2002, the Emerging Issues Task Force issued a final consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). In an arrangement with multiple deliverables, EITF 00-21 provides guidance on how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be allocated among the separate units of accounting. To the extent that a multiple-deliverable arrangement or a deliverable in a multiple-deliverable arrangement is within the scope of higher-level authoritative literature, EITF 00-21 does not apply. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant effect on our operations, financial position, or cash flows.


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     This Form 10-K filing and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the realization of which may be impacted by the factors discussed below. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company cautions readers that the following important factors, among others, in some cases have affected the Company's actual results, and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act. Additionally, the Company is not under any obligation (and expressly disclaims an obligation to) to update or alter its forward-looking statements, whether as a result of new information or otherwise. We wish to caution you that such risks and uncertainties include, but are not limited to:

     o    our ability to continue funding operating losses;
     o our ability to develop, sell, deliver and implement our payment solution products and services, some of which are largely unproven in a production environment, to financial institution customers;
     o our ability to manage our expenses in line with anticipated business levels;
     o our ability to complete product implementations in required time frames;
     o our ability to increase our ASP customer base and to increase our recurring revenues and/or lower fixed costs of operating our ASP business in order to make this operation profitable;
     o the impact of customers deconverting from use of our products and services to the use of competitive products or in-house solutions;
     o the effect of planned customer migrations from outsourced solutions to in-house solutions with a resulting loss of recurring revenue;
     o the impact of competitive products, pricing pressure, product demand and market acceptance risks;

     o the pace of consumer acceptance of home banking and electronic payments and reliance on our bank clients to increase usage of Internet banking and electronic payments by their customers;
     o the effect of general economic conditions on the financial services industries;
     o    mergers and acquisitions;
     o    the risk of integration of our technology;
     o    the  ability of our FI  customers  to  implement  applications  in the
          anticipated   time   frames   or  with   the   anticipated   features,
          functionality or benefits;
     o    our  reliance  on  key   strategic   alliances   and  newly   emerging
          technologies;
     o    our ability to leverage our third-party relationships;
     o the on-going viability of the mainframe marketplace and demand for traditional mainframe products and our ability to expand our offerings to other platforms;
     o    our ability to attract and retain key employees;
     o    the availability of cash for long-term growth;
     o    product obsolescence;
     o    our ability to reduce product costs;
     o    fluctuations in our operating results;
     o    delays in development of highly complex products; and
     o other risks detailed from time to time in our filings with the Securities and Exchange Commission.

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

     The continuation, development, and growth of our business may require additional capital in the future to fund our operating losses, working capital needs and capital expenditures. The capital markets are very volatile and we may not be able to obtain future equity or debt financing in the future on satisfactory terms or at all. Our failure to generate sufficient cash flows from sales of products and services or to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities. Our inability to obtain additional capital on satisfactory terms may impact our ability to continue our business at current levels or expand our business in the future, which could cause our business, operating results and financial condition to suffer.

     The Company's future success is highly dependent on our ability to develop, sell, implement and deliver Payment Solutions products and services, some of which are new and unproven in a financial institution's production environment.

     The Company has invested heavily in its Payment Solutions products for the EBPP market and believes that the success of our offerings for this market is critical to our long-term success. Because some of the Company's products for this market are relatively new and have not been fully deployed either at a customer's site or for a customer in an ASP environment, there can be no assurance that the products will perform with the capabilities expected or that the products will be competitive without further significant development efforts.

     We may not be able to manage our expenses in line with anticipated business levels.

     We continually seek to control our general and administrative expenses and assess our operations in managing the continued development of infrastructure to handle anticipated business levels. Our inability to control expenses and manage our infrastructure could cause our business, operating results and financial condition to suffer. The Company has imposed expense controls in an attempt to conserve available cash. However, at our current revenue levels, it is unlikely that the Company will be able to achieve profitability through expense controls alone and expense controls may also impact our ability to increase revenues.

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

     Our business activities are concentrated in fields characterized by rapid and significant technological advances. It is possible that our products and services will not remain competitive technologically or that our products, processes or services will not continue to be reflective of such advances. The following, among other factors, may adversely affect our ability to be technologically competitive:

     o our competitors may develop other technologies that could render our products and services noncompetitive or obsolete;
     o we may be unable to locate, hire and retain management and other key personnel with the skills and abilities required to further advance and develop our software products and services and to maintain our technological competitiveness;
     o we may be unable to introduce new products or product enhancements that achieve timely market acceptance and meet financial institutions' or Internet banking or EBPP customers' needs;
     o we may encounter unanticipated technical, marketing or other problems or delays relating to new products, features or services that we recently introduced or that we may introduce in the future;
     o we may be unable to keep pace with our competitors' spending on research and development of new products because most of our competitors and potential competitors have significantly greater financial, technological and research and development resources than we have;
     o we may be unable to develop, produce and market new products as cheaply as our competitors and we may not be able to offer new products to customers at a competitive price; and
     o    we may be unable to leverage our relationships with third parties.

     An inability to compete  successfully  in an  increasingly  competitive and
crowded  marketplace  could  adversely  affect  our  business,   operations  and
financial condition.

     The market for Internet banking and other interactive financial products and services is highly competitive and subject to rapid innovation and technological change, shifting consumer preferences and frequent new product introductions. A number of corporations, including S-1 Corporation, Corillian Corporation, Financial Fusion, Inc., CheckFree Corporation, Online Resources Corporation, Digital Insight Corporation, Metavante Corporation, and Incurrent Solutions, Inc., most of which have greater resources than us, offer products and services that compete directly with the products and services we offer. We expect the number of competitors in the Internet banking and EBPP products and services industry to expand greatly as a result of the popularity of the Internet and widespread ownership of personal computers. We foresee our future competitors as including:

     o banks that have already developed (or plan to develop) Internet banking and EBPP products for their own customers, with the possibility of offering the products to other banks and other banks' customers;
     o non-banks that may develop Internet banking and EBPP products to offer to banks; and
     o computer software and data processing companies that currently offer, or will offer, Internet banking and EBPP services through the use of their broad distribution channels that may be used to bundle competing products directly to end-users or purchasers.

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

     o the loss of revenue from customers either converting to an in-house solution or to a competitor's solution;
     o the reduction in recurring revenue from a customer converting from an outsourced solution to an in-house solution using our products after paying a one-time license fee;
     o the possibility of future losses due to the decrease in estimated future ASP revenue streams when compared with our current contractual costs for outsourced services in our ASP operations;
     o    market acceptance of new products;
     o the timing and nature of sales, marketing, and research and development expenses by our competitors or by us; and
     o other changes in operating expenses, personnel changes and general economic conditions.

     Additionally, certain banks and other financial institutions recently have combined or are proposing to combine, and we are unable to assess the future effect that those combinations and other possible consolidations in the banking industry will have upon us. Merger and acquisition activity almost always causes delays in procurement decisions by banks and also reduces the number of potential customers in our market. No assurance can be given that quarterly variations in our operating results will not occur in the future, and accordingly, the results of any one quarter may not be indicative of the operating results for future quarters.


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

     Software development for our market is highly complex. We may experience delays in the development of the software and computing systems underlying our products and services. Additionally, we may experience delays when implementing our products at customer locations, and customers may be unable to implement our products in the time frames and with the functionalities that they expect or require. There can be no assurance that, despite our testing, errors will not be found in the underlying software, or that we will not experience development delays, resulting in delays in the shipment of our products, the commercial release of our products or in the market acceptance of our products, each of which could have a material adverse effect on our business, operations and financial condition.


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

     Certain provisions of Delaware law and of our certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions include:

     o a provision allowing us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the holders of common stock. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock. In certain circumstances, such issuance could have the effect of decreasing the market price of the common stock;
     o the existence of a stock rights plan that results in the dilution of the value of common stock held by a potential acquirer;
     o the existence of a staggered board of directors in which there are three classes of directors serving staggered three-year terms, and thereby expanding the time required to change the composition of a majority of directors and perhaps discouraging someone from making an acquisition proposal for us;
     o the bylaws' requirement that stockholders provide advance notice when nominating our directors;
     o the inability of stockholders to convene a stockholders' meeting without the meeting first being called by the chairman of the board of directors or the secretary at the request of a majority of the directors; and
     o the application of Delaware law prohibiting us from entering into a business combination with the beneficial owner of 15% or more of our outstanding voting stock for a period of three years after the 15% or greater owner first reached that level of stock ownership, unless certain criteria are met.

Risk Factors Associated With Our Industry


     Our Payment Solution products and services are targeted for the EBPP industry, which is a relatively new and developing market, and our success depends on the acceptance and growing use of electronic bill presentment and payment.

     EBPP continues to be a developing market. Our future financial success in the relatively new EBPP marketplace depends, in part, upon:

     o consumer acceptance of, and financial institutions' support for, EBPP technologies;
     o continued growth in personal computer sales and the number of personal computers with Internet access and continued reductions in the cost of personal computers and Internet access;
     o the degree of financial institutions' success in marketing EBPP products to their customers at little or no cost to the customer, and the ability of these institutions to implement applications in anticipated time frames or with anticipated features and functionalities; and
     o the impact of current and future regulatory controls and oversight of the Internet and electronic commerce.

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


     Concerns related to system security and consumer protections could prevent the widespread acceptance of Internet banking and EBPP and could adversely affect our business, operations and financial condition. The willingness of consumers and financial institutions to use personal computer and Internet-based banking, bill payment and other financial services will depend, in part, upon the following factors:

     o our ability to protect consumer information relating to personal computer and Internet-based banking and other financial services against the risk of fraud, counterfeit and technology failure;
     o the frequency of interruptions, delays and cessation in service to financial institutions and individuals resulting from computer viruses, break-ins or other problems;
     o the increase in the cost of our services and products, as well as the cost to up-grade the services and products to keep pace with rapidly changing computer and Internet technologies, may be increased by expenditures of capital and resources to reduce security breaches, break-ins and computer viruses;
     o the erosion of public and consumer confidence in the security and privacy of Internet banking and EBPP; and
     o whether financial institutions are able to offer internal banking and EBPP service to their customers at little or no cost.

     The threat of increased government regulation of the Internet and the continuing legal uncertainty and potential liabilities associated with sharing personal and financial information on the Internet could adversely affect our business, operations and financial condition.

     Our products rely on the cost-effectiveness of, and ease of access to, the Internet. There are currently few laws or regulations directly applicable to commerce or other communications on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that new laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, the collection or processing of personal information, copyright infringement and the pricing, characteristics and quality of products and services. Consumers' concerns relating to privacy, security and increasing regulation could hinder the use of the Internet and the growth of our business. The adoption of restrictive laws or regulations may increase the cost of doing business over the Internet. The application to the Internet of existing laws and regulations governing such issues as property ownership and personal privacy is subject to substantial uncertainty. Mandatory privacy and security standards and protocols still are being developed by government agencies, and we may incur significant expenses to comply with any requirements that are ultimately adopted. Our financial institution customers require that our products and services will permit them to operate in compliance with all applicable laws and regulations. We may become subject to direct regulation as the market for our products and services evolves. Additionally, current or new government laws and regulations, or the application of existing laws and regulations, may expose us to significant liabilities or otherwise impair our ability to achieve our strategic objectives through increased operating costs or reduced market acceptance. If Internet use does not grow as a result of privacy or security concerns, increasing regulation or for other reasons, the sale of Internet banking and electronic bill presentment and payment products would be hindered and our business, operations and financial condition would be adversely affected.


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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------


                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ====

Consolidated Financial Statements

  Consolidated Balance Sheets as of December 31, 2003 and 2002................33

  Consolidated Statements of Operations for the Years Ended
    December 31, 2003, 2002, and 2001.........................................34

  Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
    December 31, 2003, 2002, and 2001.........................................35

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2003, 2002, and 2001.........................................36

  Notes to the Consolidated Financial Statements for the Years Ended
    December 31, 2003, 2002, and 2001.........................................37


Independent Auditors' Report..................................................51

                       INTELIDATA TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
                        (in thousands, except share data)


                                                                                         2003            2002
                                                                                    ------------    -------------

ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                                      $      7,603    $      5,674
     Accounts receivable, net                                                              2,890           2,974
     Other receivables                                                                       180             309
     Prepaid expenses and other current assets                                               625             802
                                                                                    ------------    ------------
         Total current assets                                                             11,298           9,759

  NONCURRENT ASSETS
     Property and equipment, net                                                           1,529           2,554
     Goodwill, net                                                                        26,238          26,238
     Intangibles, net                                                                      5,060           5,780
     Other assets                                                                            211             175
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $     44,336    $     44,506
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                                                               $      1,531    $      2,081
     Accrued expenses                                                                      1,599           3,458
     Deferred revenues                                                                     1,351           1,673
     Accrued rent                                                                            364             252
     Net liabilities of discontinued operations                                               45              51
                                                                                    ------------    ------------
TOTAL CURRENT LIABILITIES                                                                  4,890           7,515
     Accrued rent                                                                            380             337
     Net liabilities of discontinued operations                                               75             200
                                                                                    ------------    ------------
TOTAL LIABILITIES                                                                          5,345           8,052
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
        no shares issued and outstanding                                                      --              --
     Common stock, $0.001 par value; authorized 100,000,000 shares;
        issued 52,065,000 shares in 2003 and 49,797,000 shares in 2002;
        outstanding 51,231,000 shares in 2003 and 48,991,000 shares in 2002                   52              50
     Additional paid-in capital                                                          306,963         302,833
     Treasury stock, at cost:  834,000 shares in 2003 and 806,000 shares in 2002          (2,546)         (2,473)
     Deferred compensation                                                                  (228)           (304)
     Accumulated other comprehensive income                                                   --              --
     Accumulated deficit                                                                (265,250)       (263,652)
                                                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                38,991          36,454
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     44,336    $     44,506
                                                                                    ============    ============


        See accompanying notes to the consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                      (in thousands, except per share data)

                                                                                2003            2002               2001
                                                                           -----------       -----------      -----------

Revenues
     Software                                                              $   1,235         $  1,289         $   1,790
     Consulting services, recurring and termination fees                      19,395           20,206            16,506
                                                                           -----------       -----------      -----------
         Total revenues                                                       20,630           21,495            18,296
                                                                           -----------       -----------      -----------

Cost of revenues
     Software                                                                     --               --                 5
     Consulting services, recurring and termination fees                       7,549            8,474             9,005
                                                                           -----------       -----------      -----------
         Total cost of revenues                                                7,549            8,474             9,010
                                                                           -----------       -----------      -----------

Gross profit                                                                  13,081           13,021             9,286
Operating expenses
     General and administrative                                                7,496            8,629            10,065
     Selling and marketing                                                     1,910            2,947             9,575
     Research and development                                                  5,020            8,807            15,729
     Amortization of goodwill and intangibles                                    720              720             4,255
                                                                           -----------       -----------      -----------
         Total operating expenses                                             15,146           21,103            39,624
                                                                           -----------       -----------      -----------

Operating loss                                                                (2,065)          (8,082)          (30,338)
Realized gain (loss) on sales of investments                                      --             (748)              378
Unrealized loss on Sybase warrants                                                --               --              (866)
Other income (expenses), net                                                     179               99               625
                                                                           -----------       -----------      -----------

Loss before income taxes                                                      (1,886)          (8,731)          (30,201)
Provision (benefit) for income taxes                                            (288)            (137)             (160)
                                                                           -----------       -----------      -----------

Net loss                                                                   $  (1,598)        $ (8,594)        $ (30,041)
                                                                           ===========       ===========      ===========


Basic and diluted earnings (loss) per common share                         $   (0.03)        $  (0.18)        $   (0.65)
                                                                           ===========       ===========      ===========

Basic and diluted weighted-average common shares outstanding                  50,028           48,869            45,897
                                                                           ===========       ===========      ===========


        See accompanying notes to the consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                 (in thousands)

                                                                                                                     Accumulated
                                                                           Additional                                   Other
                                  Preferred Stock        Common stock        Paid-in      Treasury      Deferred    Comprehensive
                                  Shares  Amount       Shares     Amount     Capital        Stock     Compensation  Income (Loss)
                                  ------  ------       ------     ------     -------        -----     ------------  -------------

Balance at January 1, 2001          --    $  --       39,321    $    39    $ 261,552     $  (2,123)    $  (1,375)     $      494
   Issuance of common stock:
     Acquisition of Home Account    --       --        6,900          7       31,950            --            --              --
     Private placement              --       --        2,863          3        7,228            --            --              --
     Exercise of stock options      --       --          220         --          412            --            --              --
     Employee stock purchase plan   --       --           29         --           66            --            --              --
     Exercise of stock warrants     --       --            3         --           11            --            --              --
   Issuance of restricted stock     --       --          481          1        2,082            --        (2,083)             --
   Cancellation of restricted stock --       --          (92)        --         (509)           --           509              --
   2000 Home Account Incentive Plan --       --           --         --          349            --          (349)             --
   Purchase of treasury stock,
         at cost                    --       --           --         --           --          (350)           --              --
   Realized gains on investments
        sold                        --       --           --         --           --            --            --            (284)
   Amortization of deferred
        compensation                --       --           --         --           --            --         1,903              --
   Net loss                         --       --           --         --           --            --            --              --

   Comprehensive loss
                                   ---    ------     --------   --------   ----------    ----------    ----------     -----------
Balance at December 31, 2001        --    $  --       49,725    $    50    $ 303,141     $  (2,473)    $  (1,395)     $      210
                                   ---    ------     --------   --------   ----------    ----------    ----------     -----------
   Issuance of common stock:
     Exercise of stock options      --       --           11         --           15            --            --              --
     Employee stock purchase plan   --       --           30         --           30            --            --              --
   Issuance of restricted stock     --       --          139         --          247            --          (247)             --
   Cancellation of restricted stock --       --         (108)        --         (406)           --           406
   2000 Home Account Incentive Plan --       --           --         --         (194)           --           194
   Realized gains on investments
        sold                        --       --           --         --           --            --            --            (210)
   Amortization of deferred
        compensation                --       --           --         --           --            --           738              --
   Net loss                         --       --           --         --           --            --            --              --

   Comprehensive loss
                                   ---    ------    ---------   --------   ----------    ----------    ----------     -----------
$  (8,804)
Balance at December 31, 2002        --    $  --       49,797    $    50    $ 302,833     $  (2,473)    $    (304)     $       --
                                   ---    ------    ---------   --------   ----------    ----------    ----------     -----------
   Issuance of common stock:
     Exercise of stock options      --       --          669          1          802            --            --              --
     Employee stock purchase plan   --       --           16         --           15            --            --              --
     Exercise of stock warrants     --       --        1,454          1        3,132            --            --              --
   Issuance of restricted stock     --       --          155         --          226            --          (226)             --
   Cancellation of restricted
      stock                         --       --          (26)        --          (45)           --            45              --
   Purchase of treasury stock,
       at cost                      --       --           --         --           --           (73)           --              --
   Amortization of deferred
        compensation                --       --           --         --           --            --           257              --
   Net loss                         --       --           --         --           --            --            --              --
   Comprehensive loss
                                   ---    ------    ---------   --------   ----------    ----------    ----------     -----------
Balance at December 31, 2003        --    $  --       52,065    $    52    $ 306,963     $  (2,546)    $    (228)     $       --
                                   ===    ======    =========   ========   ==========    ==========    ==========     ===========

                                   Accumulated  Comprehensive
                                     Deficit        Loss        Total
                                     -------        ----        -----

Balance at January 1, 2001         $(225,017)                  $33,570
   Issuance of common stock:
     Acquisition of Home Account          --                    31,957
     Private placement                    --                     7,231
     Exercise of stock options            --                       412
     Employee stock purchase plan         --                        66
     Exercise of stock warrants           --                        11
   Issuance of restricted stock           --                        --
   Cancellation of restricted stock       --                        --
   2000 Home Account Incentive Plan       --                        --
   Purchase of treasury stock,
         at cost                          --                      (350)
   Realized gains on investments
        sold                              --    $    (284)        (284)
   Amortization of deferred
        compensation                      --                     1,903
   Net loss                          (30,041)     (30,041)     (30,041)
                                                ----------
   Comprehensive loss                           $ (30,325)
                                   =========    ----------     --------
Balance at December 31, 2001       $(255,058)                  $44,475
                                   ----------                  --------
   Issuance of common stock:
     Exercise of stock options            --                        15
     Employee stock purchase plan         --                        30
   Issuance of restricted stock           --                        --
   Cancellation of restricted stock       --                        --
   2000 Home Account Incentive Plan       --                        --
   Realized gains on investments
        sold                              --    $    (210)        (210)
   Amortization of deferred
        compensation                      --                       738
   Net loss                           (8,594)      (8,594)      (8,594)
                                                ----------
   Comprehensive loss                           $  (8,804)
                                     --------   ==========     --------

Balance at December 31, 2002       $(263,652)                  $36,454

   Issuance of common stock:
     Exercise of stock options            --                       803
     Employee stock purchase plan         --                        15
     Exercise of stock warrants           --                     3,133
   Issuance of restricted stock           --                        --
   Cancellation of restricted
      stock                                                         --
   Purchase of treasury stock,
       at cost                            --                       (73)
   Amortization of deferred
        compensation                      --                       257
   Net loss                           (1,598)   $  (1,598)      (1,598)
   Comprehensive loss                           ----------
                                                $  (1,598)
Balance at December 31, 2003                    ==========
                                   $(265,250)                  $38,991
                                   ==========                  ========


        See accompanying notes to the consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                 (in thousands)


                                                                     2003             2002              2001
                                                                 -----------       -----------      -----------
Cash flows from operating activities
     Net loss from continuing operations                         $   (1,598)       $   (8,594)      $  (30,041)
     Adjustments to reconcile loss from continuing operations
     to net cash used in operating activities of continuing operations:
      Realized loss (gain) on sales of investments                       --               748             (378)
      Unrealized loss on Sybase warrants                                 --                --              866
      Amortization of goodwill and intangibles                          720               720            4,255
      Depreciation and amortization                                   1,037             1,532            2,061
      Deferred compensation expense                                     257               738            1,903
      Net loss (gain) on disposal of property and equipment             138                23              (60)
      Changes in operating assets and liabilities:
        Accounts receivable                                              84             2,018           (2,192)
        Prepaid expenses and other current assets                       270                31             (501)
        Accounts payable                                               (550)           (1,215)          (2,588)
        Accrued expenses and accrued rent                            (1,704)           (2,183)            (771)
        Deferred revenue                                               (322)           (1,491)             971
                                                                 ----------        ----------       ----------
         Net cash used in operating activities of
         continuing operations                                       (1,668)           (7,673)         (26,475)

         Net cash used in discontinued operations                      (131)             (253)            (251)
                                                                 ----------        ----------       ----------

         Net cash used in operating activities                       (1,799)           (7,926)         (26,726)
                                                                 ----------        ----------       ----------

Cash flows from investing activities
     Proceeds from sales of investments                                  --             1,968            6,637
     Release of cash escrow                                              --                --              311
     Proceeds from disposal of property and equipment                    --                --              225
     Purchases of property and equipment                               (150)             (389)            (921)
     Payments on acquisition related costs                               --               (50)          (1,805)
     Cash paid for Home Account common stock                             --                --             (320)
                                                                 ----------        ----------       ----------
         Net cash (used in) provided by investing activities           (150)            1,529            4,127
                                                                 -----------       ----------       ----------

Cash flows from financing activities
     Proceeds from the issuance of common stock                       3,951                45            7,720
     Payments to acquire treasury stock                                 (73)               --             (350)
                                                                 ----------        ----------       ----------
         Net cash provided by financing activities                    3,878                45            7,370
                                                                 ----------        ----------       ----------

Increase (decrease) in cash and cash equivalents                      1,929            (6,352)         (15,229)
Cash and cash equivalents, beginning of year                          5,674            12,026           27,255
                                                                 ----------        ----------       ----------
Cash and cash equivalents, end of year                           $    7,603        $    5,674       $   12,026
                                                                 ==========        ==========       ==========


        See accompanying notes to the consolidated financial statements.


                       INTELIDATA TECHNOLOGIES CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001


(1)  ORGANIZATION

     InteliData Technologies Corporation and subsidiaries ("InteliData" or the "Company") provides electronic bill payment and presentment ("EBPP") and online banking solutions to the financial services industry. The Company's products provide financial institutions ("FI's") with the real-time financial processing infrastructure needed to provide their customers with bill payment services and online banking via the Internet and other online delivery channels. The Company markets its products and services to banks, credit unions, brokerage firms, financial institution processors and credit card issuers.

     InteliData's   product  suite  consists  of  three  complementary   product
offerings:

     Payment and Presentment
     ------------------------
     o Payment Solutions - providing payment warehousing, payment matching, biller directory management, and least cost routing functionality for EBPP transactions;

     o Card Services - providing Internet-based account activation, bill presentment, balance consolidation, and e-Statement capabilities; and

     Online Banking
     --------------
     o Online Banking - providing Internet-based access to real-time account information, as well as interfaces to personal financial management software such as Intuit's Quicken(R) and Microsoft Money(R).

     The market for online banking and bill payment infrastructure has grown considerably over the last two to three years, and the Company believes that significant growth opportunities remain. As Internet financial services have become more mainstream, FI's have focused less on innovation and more on broadening existing operations - adding functionality, improving operating efficiencies, and migrating significant portions of their online banking and bill payment operations in-house.

     In January 2001, InteliData acquired Home Account Holdings, Inc. and its operating subsidiary, Home Account Network, Inc., by means of the merger of one of the Company's wholly owned subsidiaries with and into Home Account Holdings, with Home Account Holdings surviving the merger. Home Account Holdings is a wholly owned subsidiary of InteliData. This acquisition was accounted for as a purchase.

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

(b) Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Estimates include, but are not limited to, allowance for doubtful accounts, costs of environmental remediation for real property previously sold, depreciation of fixed assets, valuation of long-lived assets, provision for discontinued operations, and project plans for the completion and delivery of certain solutions. These accounting estimates are based on information currently available. Actual results could differ from those estimates and in some cases the actual results could vary materially from the estimates.

(c) Revenue Recognition - The Company supplies online banking and bill payment software to FI's. The Company's revenues associated with integrated solutions that bundle software products with customization, installation and training services are recognized using the percentage of completion method of accounting based on cost incurred as compared to estimated costs at completion.

     The Company enters into contracts where the delivered software may not require significant customization. Upon delivery, the Company either recognizes revenue ratably over the contract period for contracts where vendor specific objective evidence ("VSOE") of fair value for post contract customer support ("PCS") does not exist or recognizes revenue in full where VSOE of fair value for PCS does exist.

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

     Emerging Issues Task Force Abstract Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware ("EITF 00-3"), provides guidance in determining whether or not the provisions of Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"), should be applied to hosting arrangements. The Company has some contracts where the customers operate software in an ASP environment. The customer may not take possession of the software without incurring significant transition and infrastructure costs, as well as potential payments of fees to the Company for the termination of such arrangements. In cases where the customer has not licensed software from InteliData, the customer must also purchase a license prior to having the right to use the software in its own operating environment, in addition to the aforementioned fees. In these situations, the Company applies the guidance under EITF 00-3 and the Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and recognizes the revenue associated with the license and/or implementation fees ratably over the initial term of the contract.

     Additionally, based on the EITF 00-3 guidance, the Company concluded that SOP 97-2 should not be applied to certain of its software hosting contracts. Accordingly, the related revenues for license and professional services were recognized under the percentage of completion method. In addition to developing and delivering the solution, the Company is entitled to use fees based on the number of users and transactions. These use-based fees are earned based on the monthly user counts and as transactions are processed.

(d) Cash and Cash Equivalents - The Company considers all non-restricted, highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates their fair market value.

(e) Investments - Prior to January 1, 2001, the Company considered its investment in warrants to purchase common stock of Sybase, Inc. ("Sybase") to be available-for-sale under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Effective January 1, 2001, the Company's investment in the Sybase warrants was accounted for in accordance with SFAS 133.

     The  Company   reported  its   investments  in  marketable   securities  as
available-for-sale with any unrealized holding gains and losses, net of the related income tax effect, excluded from earnings and reported as a separate component of stockholders' equity until such gains or losses are realized. Dividends and interest income are recognized when earned. Realized gains or losses are included in earnings and are derived using the first-in, first-out method for determining cost of securities sold.

(f)  Property and Equipment - Property and equipment is stated at cost,  net  of any accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which are generally in the range of two to seven years.

(g) Deferred Revenues - Deferred revenues represent unearned revenues for services that have not yet been provided or where certain accounting revenue recognition criteria have not yet been met.

(h) Income Taxes - Income taxes are accounted for in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established against deferred tax assets when it is deemed, based on available evidence, that it is more likely than not that some portion or all of the deferred tax asset will not be realized.

(i) Accounting for Stock-Based Compensation - The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

     SFAS 123 prescribes the recognition of compensation expense based on the fair value of options on the grant date and allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. The Company has elected to continue to apply the provisions of APB 25 for options granted to employees and provide the pro forma disclosures pursuant to SFAS 123. Pro forma information regarding the Company's net loss has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. Under the fair value method, compensation costs are measured at the grant date based on the fair value of the award and is recognized over the service period. The weighted-average fair values of options granted during 2003, 2002, and 2001 were $1.70, $0.95, and $3.57, per share, respectively. The fair value is determined by using the Black-Scholes option-pricing model with the following assumptions:

                                             2003        2002         2001
                                            ------      ------      ------
 Risk free interest rate                    2.97%       3.82%       4.56%
 Dividend yield                                0%          0%          0%
 Volality                                     81%        105%         92%
 Expected life of options (years)               6           6           6

     Had compensation cost been determined based on the fair value method of SFAS 123, the Company's results of operation would have been as follows (in thousands, except for per share data) for the years ended December 31:


                                                  2003        2002        2001
                                               ---------   --------   ----------

 Net loss, as reported                         $ (1,598)   $ (8,594)  $ (30,041)
 Stock-based employee compensation expense       (1,327)     (3,264)     (5,305)
                                               ---------   --------   ----------
 Pro forma net loss                            $ (2,925)   $(11,858)  $ (35,346)
                                               =========   ========   ==========
 Basic and diluted loss per common share       $  (0.06)   $  (0.24)  $   (0.77)
                                               =========   ========   ==========

(j) Earnings (Loss) Per Common Share - Basic earnings (loss) per common share ("EPS") is computed by dividing net income (loss) by the basic weighted-average common shares outstanding during the year. Diluted EPS reflects the dilutive effect of stock options and stock awards granted to employees under stock-based compensation plans, as well as stock warrants. The effects of stock options and warrants were not included in the loss per share computations in 2003, 2002 and 2001, because they would have been anti-dilutive.

(k) Fair Value of Financial Instruments - The carrying values of the Company's financial instruments such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values.

(l) Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company sells its products primarily to FI's in the United States. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's on-going credit evaluation process and the financial position of the FI's that are highly regulated. The Company does not generally require collateral from customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2003, the Company's top eight customers comprised approximately 58% of the net accounts receivable balance.

(m) Recent Accounting Pronouncements - In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"), which requires that an issuer classify financial instruments that are within the scope of SFAS 150 as a liability. Under prior guidance, these same instruments would be classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. The adoption of SFAS 150 did not have a material effect on our financial position, results of operations, or cash flows.

     In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our financial position, results of operations, or cash flows.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123 ("SFAS 148"). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation as noted in note 2(i). SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for annual and interim periods beginning after December 15, 2002. As the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation, SFAS 148 did not have any impact on our financial position, results of operations, or cash flows.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (including Certain Costs Incurred in a Restructuring) ("SFAS 146"), which supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3"). SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after September 30, 2002. As of March 31, 2003, the Company ceased using one of its leased spaces at its offices in Reston, Virginia. The remaining obligation on this lease was approximately $1,080,000 through December 31, 2006. In accordance with SFAS 146, the Company estimated the fair value of net sublease rent to be approximately $465,000 over the remaining term. Accordingly, the Company recorded an expense of $625,000 and a corresponding liability as of March 31, 2003. As of May 1, 2003, the Company has a subtenant for this space for the majority of the remaining lease term and the actual results of net sublease rent could differ from the above estimates. As of December 31, 2003, the estimated remaining liability was approximately $435,000.

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

     In November 2002, the Emerging Issues Task Force issued a final consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). In an arrangement with multiple deliverables, EITF 00-21 provides guidance on how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. To the extent that a multiple-deliverable arrangement or a deliverable in a multiple-deliverable arrangement is within the scope of higher-level authoritative literature, EITF 00-21 does not apply. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant effect on our operations, financial position, or cash flows.

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

     As part of this merger transaction, an escrow account was established to provide Sybase indemnity protection against possible claims that might arise against HFN. Approximately 133,000 shares of Sybase common stock owned by InteliData were put in escrow, along with approximately $440,000 of cash. In March 2001, the Company received the escrow payments less approximately $129,000 for miscellaneous claims under the escrow provision. During 2000, InteliData disposed of some of the Sybase common stock. The remaining holdings of Sybase common stock were sold during 2001.

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

     SFAS 133 requires that all derivative financial instruments, such as forward currency exchange contracts, interest rate swaps and the Company's warrants to purchase Sybase stock, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company's holdings of the Sybase warrants are defined as derivatives under this guidance. The Company's adoption of SFAS 133, effective January 1, 2001, did not have a material effect on the Company's financial statements as of the adoption date and did not result in an adjustment for the cumulative effect of an accounting change, because the carrying value reflected fair value under the previous accounting guidance. In accordance with SFAS 133, the Company recorded an unrealized loss on investment of $866,000 for the year ended December 31, 2001. During June 2002, the Company exercised all of its 640,000 warrants units to purchase Sybase common stock and sold the resulting 223,000 shares of Sybase common stock. The Company received net proceeds of approximately $1,718,000 and recognized a realized loss from sales of investments of approximately $748,000.

     As of December 31, 2001, the accumulated other comprehensive loss balance of $210,000 represented the changes in the fair market value of the Sybase common stock recorded as unrealized gains on investments under SFAS 115. This amount was realized with the Company's disposition of the remaining Sybase investments in June 2002. Additionally, in 2001, the Company sold its investment in marketable securities at their carrying values and received net proceeds of $250,000.

(4)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31 (in thousands):

                                       2003        2002
                                      -------    --------
 Building improvements                $  194     $  457
 Office equipment                      4,844       6,408
 Furniture and fixtures                  765         765
                                      -------    --------
                                       5,803       7,630
 Accumulated depreciation             (4,274)     (5,076)
                                      -------    --------
 Total                                $1,529     $ 2,554
                                      =======    ========

(5)  ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consists of the following at December 31 (in thousands):

                                       2003        2002
                                      -------     -------
 Accrued compensation                 $  773      $ 1,772
 Provision for forward loss                -          120
 Accrued professional fees               215          595
 Accrued insurance                       257          250
 Deferred taxes                            -          288
 Other liabilities                       354          433
                                      -------     -------
  Total                               $1,599      $ 3,458
                                      =======     =======

     The provision for forward loss of $120,000 as of December 31, 2002 represented the future anticipated loss based on the excess of the estimates at completion of the total contract costs over total contract revenues. The contract related to the $120,000 accrual was completed during 2003.

(6)  DISCONTINUED OPERATIONS

     Under various disposal plans adopted in 1997, 1998, and 2000, the Company completed the divestiture of all of its telecommunications, interactive services businesses and the Caller ID adjunct leasing activities, respectively.

     As of December 31, 2003, the net liabilities of discontinued operations of $120,000 relate to the telecommunications divisions. These liabilities relate to the environmental clean up associated with prior tenants' operations at
InteliData's former New Milford, Connecticut property. In January 2000, InteliData sold the New Milford, Connecticut property and the building located thereon, its only remaining asset in its discontinued operations of the telecommunications division. In the context of this sale, InteliData agreed to undertake limited remediation of the site in accordance with applicable state and federal law. The subject site is not a listed federal or state Superfund site and InteliData has not been named a "potentially responsible party" at the site. The remediation plan agreed to with the purchaser allows InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Further, at the time of the sale of the facility, InteliData established a $200,000 escrow account from the proceeds of the sale for certain investigation/remediation costs. As of December 31, 2003, this escrow account balance was $223,000, which is to be paid out to InteliData. Moreover, InteliData has obtained environmental insurance to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. InteliData estimates its remaining liability at December 31, 2003 related to this matter and other costs to be approximately $120,000 and has a liability recorded for this amount.

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

                                                 2003       2002
                                                ------     ------
        Other current liabilities               $  45      $  51
        Other noncurrent liabilities               75        200
                                                -----      ------
        Total                                   $ 120      $ 251
                                                =====      ======


(7)  STOCKHOLDERS' EQUITY

(a) Issuance and Subsequent Conversion of Preferred Stock and Warrants - In July 1999, the Company issued 600 shares of 4% Convertible Preferred Stock and warrants to purchase 120,000 shares of InteliData common stock. As of December 31, 1999, all of the preferred stock was converted into common stock.

     The fair value of these 120,000 warrants, which expire five years from the issuance date and have an exercise price of $4.53, was estimated as of the grant date using the Black-Scholes model. The following assumptions were used: no dividend yield, expected volatility of 129%, life of 5 years, and a risk free interest rate of 4.00% per annum. Accordingly, the Company allocated approximately $369,000 to these warrants and the charge was amortized over the period that the preferred stock was outstanding. As of December 31, 2003 and 2002, 101,500 warrants remained outstanding. These warrants expire on July 22, 2004.

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

     The Company amortizes the fair value of the stock awards (based on the fair value of common stock on the grant dates multiplied by the number of shares granted) over the respective vesting periods. In 2003, 2002, and

2001, the Company recorded $178,000, $841,000, and $1,484,000, respectively, of compensation expense related to these awards.

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

     A summary of stock option activity for each of the Company's stock option plans is as follows:

                                         Exercise Prices
                                    -----------------------------    Number
                                     Minimum        Maximum        Of Options
                                     -------        -------     ----------------
         January 1, 2001             $ 0.69      $   19.44       3,603,775
           Granted                   $ 1.00      $    5.90       1,139,834
           Exercised                 $ 0.68      $    4.91        (220,000)
           Canceled                  $ 0.81      $   18.94        (665,482)
                                                                ----------------
           December 31, 2001         $ 0.69      $   19.44       3,858,127
           Granted                   $ 0.60      $    2.35       1,302,000
           Exercised                 $ 1.00      $    2.31         (11,825)
           Canceled                  $ 0.80      $   10.31        (914,505)
                                                                ----------------
           December 31, 2002         $ 0.60      $   19.44       4,233,797
           Granted                   $ 1.50      $    3.02         111,000
           Exercised                 $ 0.60      $    1.83        (668,645)
           Canceled                  $ 0.60      $    7.56        (225,423)
                                                                ----------------
         December 31, 2003           $ 0.60      $   19.44       3,450,729
                                                                ================

     The Company has options outstanding and exercisable in varying price ranges. The schedule below details the Company's options by price range:

                                  Options Outstanding                                   Options Exercisable
                 --------------------------------------------------------------   -----------------------------
                                                                       Weighted                      Weighted
                                                      Weighted         Average                        Average
                    Range of            Number        Average          Exercise       Number of       Exercise
                 Exercise Prices       Of Options      Life            Price          Options          Price
                 ---------------       ----------      ----            -----         --------         -----

                $  0.000  - 1.000        593,336     6.2 years       $   0.73         250,197      $     0.78
                   1.001  - 1.500      1,576,585     4.7 years           1.23         959,626            1.22
                   1.501  - 2.000        264,645     5.8 years           1.78         190,532            1.81
                   2.001  - 2.500         88,000     6.5 years           2.20          58,244            2.21
                   2.501  - 3.000        145,558     4.5 years           2.97         130,144            2.98
                   3.001  - 5.000        462,675     5.4 years           4.15         405,428            4.20
                   5.001  -10.000        298,000     4.7 years           7.25         296,665            7.26
                  10.001  -21.375         21,930     3.2 years          15.80          21,930           15.80
                -----------------   ------------   -----------    -----------     -----------    ------------
                                       3,450,729                                    2,312,766
                                    ============                                  ===========

(c) Employee Stock Purchase Plan - Under the Employee Stock Purchase Plan (approved by the Company's stockholders in 1996), the Company is authorized to issue up to 500,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each period to have up to twenty percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. During the years ended December 31, 2003, 2002, and 2001, the Company issued 15,640, 29,868, and 28,822, shares of stock under the Plan, respectively.

(d) Treasury Stock - In 2003 and 2001, the Company paid $73,000 and $41,000 to acquire an additional 27,310 and 15,632 shares of its own common stock, respectively. These shares were surrendered by employees of the Company to satisfy tax-withholding obligations associated with the vesting of certain restricted stock awards. Additionally, the Company participated in a program permitted by the Securities and Exchange Commission and Nasdaq and purchased 100,000 shares of its common stock shortly after the events surrounding the terrorist attacks on September 11, 2001 for a total of $309,000. As of December 31, 2003 and 2002, the Company had a total of 834,000 and 806,000 common shares in treasury at an aggregate cost of $2,546,000 and $2,473,000, respectively.

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

(f) Stock Warrants - In 2000, the Company entered into a five-year agreement with an unrelated party, whereby the Company issued warrants to this entity in exchange for the entity's becoming a premier reference site. As a premier reference site, the entity would make its facility and personnel reasonably accessible for InteliData, InteliData's potential clients, analysts, and industry publication reporters, in order to demonstrate or answer questions regarding InteliData's solution and its capabilities. On June 30, 2000, InteliData issued five-year, fully-vested warrants to purchase 50,000 shares of InteliData common stock at an exercise price of $4.75 per share. The fair value of these warrants was estimated as of the grant date using the Black-Scholes model. The following assumptions were used: no dividend yield, expected volatility of 143%, life of 2 years, and a risk free interest rate of 6.44% per annum. Accordingly, the Company recorded approximately $419,000 of deferred compensation that is being amortized over the term of this agreement. For the years ended December 31, 2003, 2002 and 2001, the Company incurred expenses related to these warrants were $80,000 per year. As of December 31, 2003, all of these warrants were still outstanding. These warrants expire on June 30, 2005.

(g) Private Placement and Warrants - In November and December 2001, the Company closed private placement sales of an aggregate of 2,863,000 shares of its common stock for a price of $2.75 per share, and warrants exercisable for the purchase of 1,431,364 shares of its common stock, at an exercise price of $2.75 per share, resulting in a gross proceeds of approximately $7,873,000. The placement agent in the transaction received approximately $472,000 in commissions and warrants exercisable for the purchase of 286,000 shares of InteliData's common stock, at an exercise price of $2.75 per share.

     During July 2003, the Company issued 1,431,000 shares of its common stock pursuant to the exercise of warrants, as amended. The warrant exercise resulted in gross proceeds of approximately $3,335,000. The placement agent in the transaction received approximately $200,000 in commissions, and exercised the net issuance provision within their 286,000 warrants and received 23,000 shares of the Company's common stock. All of the warrants that were issued as part of the 2001 private placement have been exercised.

(8)  EMPLOYEE 401(k) PLAN

     The Company sponsors a defined contribution plan ("Plan") that qualifies for tax treatment under Section 401(a) of the Internal Revenue Code. Participation in the Plan is available to employees who are at least twenty-one years of age. Company contributions to the Plan are based on a percentage of employee contributions. The Company
contributed   $86,000,   $118,000,   and  $153,000  in  2003,  2002,  and  2001,
respectively. The Company also pays for administrative expenses incurred by the Plan.

(9)  INCOME TAXES

     A reconciliation of income taxes computed at the statutory federal tax rate on earnings (loss) before income taxes (from continuing operations) to actual income taxes for the years ended December 31, is as follows (in thousands):


                                                                             2003            2002          2001
                                                                         -----------     ----------      ---------

         Income tax liability (benefit) computed at the statutory rate  $    (660)       $  (3,056)      $ (10,570)
         Other                                                               (736)          (1,207)          1,264
         Change in valuation allowance                                      1,108            4,126           9,146
                                                                        ---------        ---------       ---------
              Provision (benefit) for income taxes                      $    (288)       $    (137)      $    (160)
                                                                        =========        =========       =========


     The current federal income tax benefit of $288,000 represents the reversal of a prior year accrual for exposure that did not materialize and no longer exists at December 31, 2003. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows (in thousands):

                                                     2003           2002
                                                  ---------       ---------
  Net operating loss carryforwards                $  71,576       $  70,153
  Basis differences in intangibles                   (3,241)         (3,399)
  Accounts receivable                                    38             112
  Property and equipment                                (11)             44
  General business credit carryforward                  489             489
  Other                                                 423             767
  Alternative minimum tax credit carryforward            60              60
                                                  ---------       ---------
       Total gross deferred tax assets               69,334          68,226
       Valuation allowance                          (69,334)        (68,226)
                                                  ---------       ---------
           Net deferred tax assets                $      --       $      --
                                                  =========       =========

     The net changes in the total valuation allowance for the years ended December 31, 2003, 2002, and 2001, were an increase of $1,108,000, $4,126,000, and $30,020,000, respectively. A valuation allowance was established for deferred tax assets as of December 31, 2003 and 2002 because it was deemed, based on available evidence, that it is more likely than not that all of the deferred tax asset will not be realized.

     At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $205 million, which expire in 2008 through 2023, general business tax credits of approximately $489,000, which expire in 2005 through 2010, and an alternative minimum tax credit carryforward of approximately $60,000, which may be carried forward indefinitely and used to offset future regular taxable income. Approximately $45 million of the net operating loss were incurred by Home Account prior to its acquisition by the Company and are subject to an annual limitation pursuant to Internal Revenue Code Section 382 as a result of cumulative changes in ownership of more than 50% in 2001.

(10) COMMITMENTS AND CONTINGENCIES

(a) Purchase Obligations - The Company entered into multiple vendor agreements for outsourced services as part of its ASP solution offering for certain Online Banking and Payment Solutions clients. Some of these vendor agreements are long-term (i.e., expire in April and May 2005) and commit the Company to specified minimum charges during the terms of the contracts. These long-term obligations are disclosed below. During 2003, several of the Company's clients migrated from this ASP environment to an in-house solution utilizing InteliData's licensed software. As a result, a possibility exists for future losses due to the decrease in estimated future revenue streams when compared with the Company's current contractual cost structure for outsourced services within this ASP environment. Entering 2004, the projected costs are estimated to exceed projected revenues by approximately $79,000 on a monthly basis; this gap will fluctuate based on monthly activity.

     In assessing potential future losses associated with the Company's ASP business, the Company may include the possibility of new clients that would add incremental revenue to this ASP environment. Additionally, the Company may have the opportunity to restructure vendor contracts and decrease contractual charges (i.e., extend the current contract with lower minimum charges or migrate to different vendors). Management continues to assess both the potential for new business prospects and the possibility of reducing the Company's costs through renegotiation of existing agreements. In accordance with generally accepted accounting principles, the Company is accounting for these contract costs as they are incurred. Expenses were $3,158,000, $2,832,000, and $2,325,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

     Leases - The Company leases facilities and equipment under cancelable and noncancelable operating lease agreements. The facility leases have remaining terms from two to three years. Rent expense was $1,111,000, $1,369,000, and $1,436,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

     Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2003, and future minimum payments under purchase obligations for outsourced services were as follows (in thousands):


                                                       Lease            Purchase
     Years Ending December 31,                      Obligations        Obligations      Total
     -------------------------                    ---------------      -----------   -----------
          2004                                        $     1,317      $    3,180    $     4,497
          2005                                              1,138           1,080          2,218
          2006                                                836              --            836
          2007                                                 --              --             --
          2008 and thereafter                                  --              --             --
                                                       ----------      ----------    -----------
              Total minimum lease payments            $     3,291      $    4,260    $     7,551
                                                      ===========      ==========    ===========

     The future minimum lease obligations do not include $560,000 of expected receipts from subleases. See Notes 2(m) and 13 for additional information on the subleased space.

(b) Patent Matters - The Company does not believe that its products and services infringe on the rights of third parties. From time to time, third parties may assert infringement claims against InteliData. There can be no assurance that any such assertion will not result in costly litigation or require the Company to cease using, or obtain a license to use, intellectual property of such parties.

(c) Litigation - The Company is not currently a party to any material litigation. From time to time, the Company may be a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such routine litigation will be likely to have a material adverse effect on the Company's financial condition or results of operations.

(11) VALUATION AND QUALIFYING ACCOUNTS

     The components of significant valuation and qualifying accounts associated with accounts receivable for the years ended December 31, 2003 and 2002 were as follows (in thousands):

          Balance, January 1, 2002                          $      1,044
             Recoveries                                              252
             Charged to costs and expenses                          (340)
             Write-offs                                             (635)
                                                            ------------
          Balance, December 31, 2002                                 321
             Charged to costs and expenses                           (70)
             Write-offs                                             (141)
                                                            ------------
          Balance, December 31, 2003                        $        110
                                                            ============

     As part of the Home Account acquisition in 2001, the Company acquired certain accounts receivables that were outstanding as of the acquisition date. The Company pursued collection efforts, but ultimately determined that some of these accounts were uncollectible. Such doubtful accounts related to these acquired assets could not be adjusted as part of the purchase price allocation, so the bad debt expense has been recognized in operations in 2001.

During 2001, the Company recorded costs associated with these particular uncollectible accounts and began to write off some accounts. Additionally in 2002, the Company wrote off some previously reserved legacy InteliData accounts. During 2003 and 2002, the Company experienced improved cash collection on some previously reserved accounts and an account that had been written off. As a result of these collection efforts and the resulting cash receipts, the Company reduced its bad debt expense in 2003 and 2002 by approximately $70,000 and $340,000, respectively, to reflect the positive developments.

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

     As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill and the assembled workforce intangible asset, and the assembled workforce intangible asset was combined with goodwill for financial accounting and reporting. Accordingly, the goodwill and intangible asset consist of the following components (in thousands):


     As of December 31, 2003:           Goodwill       Intangible        Total
                                      -----------     -----------      ---------
      Gross carrying amount           $   29,793      $    7,200       $ 36,993
      Accumulated amortization            (3,555)         (2,140)        (5,695)
                                      -----------     -----------      ---------
      Net                             $   26,238      $    5,060       $ 31,298
                                      ===========     ===========      =========

     As of December 31, 2002:           Goodwill      Intangible         Total
                                      -----------     -----------      ---------
      Gross carrying amount           $   29,793      $    7,200       $ 36,993
      Accumulated amortization            (3,555)         (1,420)        (4,975)
                                      -----------     -----------      ---------
      Net                             $   26,238      $    5,780       $ 32,018
                                      ===========     ===========      ========

     The Company's intangible asset consists of $7,200,000 related to contracts/relationships, which has an estimated useful life of ten years. Contracts/relationships was determined based on the history of low attrition, the high cost of switching, market prices, forecasted revenues, evaluation of competitors, and other factors. The estimated aggregate amortization expense related to the contracts/relationships intangible asset for each of the next five years is as follows (in thousands):

              Year ending December 31:               Expense
                                                     -------
                  2004                               $   720
                  2005                                   720
                  2006                                   720
                  2007                                   720
                  2008                                   720

     In accordance with SFAS 142, the Company had six months from adoption (up until June 30, 2002) to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS 142, the Company conducted the first step of the impairment tests. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. As of June 30, 2003, the Company performed the required annual review for impairment using the same approach and similar considerations as the initial test. As a result, the Company concluded that the fair value of the reporting unit exceeds the carrying amount of its net assets. As of December 31, 2003, the Company is not aware of such events or circumstances that could indicate potential impairment.

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

     As a result of the acquisition of Home Account, InteliData incurred acquisition expenses for costs to exit certain activities at Home Account locations and to involuntarily terminate employees of the acquired company. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues, have no future economic benefit and which meet certain other criteria, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the acquisition integration liabilities included approximately $1,010,000 for lease costs for the vacated Home Account headquarters in Emeryville, California. As of December 31, 2003, the Company had a remaining liability of $309,000 associated with such lease costs, of which $258,000 is current and $51,000 is noncurrent. Beginning in August 2002, the Company subleased this space for the remainder of the lease, ending in February 2005.

     Due to the fact that the acquisition was completed on January 11, 2001, no pro forma financial information is presented to give effect to the acquisition of Home Account as if it occurred on January 1, 2001. The Company believes that the results of operations for the eleven-day period are not material.

(14) HOME ACCOUNT INCENTIVE PLAN

     In 2000, Home Account approved the 2000 Incentive Plan to encourage the retention of certain officers of Home Account through a change of control transaction, and after such a transaction to the extent, up to one year, as desired by the acquirer. Upon acquisition of Home Account by an acquirer, the 2000 Incentive Plan provided for the granting to plan participants of an aggregate of 15% of the net amount of the merger consideration allocable to Home Account's preferred stockholders after payment of the debt preference and other expenses associated with a transaction. Under the InteliData and Home Account merger transaction, this incentive plan was payable in the form of InteliData common stock and such payments were made by the group of former Home Account preferred stockholders (who are collectively considered a "principal stockholder"). Two-thirds of the 2000 Incentive Plan allocation vested on the transaction closing date and represent a pre-acquisition expense to Home Account. In connection with the merger transaction, the Company agreed to advance the participants funds to pay for their tax withholding obligations associated with the two-thirds portion. The original principal amount of this receivable balance was approximately $1,116,000. The shares allocable to the participants were placed in an escrow account and were released to the Home Account Stockholders' Representative in accordance with the Merger Consideration Escrow Agreement. As of December 31, 2001, the remaining outstanding receivable balance, including interest, was approximately $466,000 and is reflected in the "Other receivable" balance. On February 4, 2002, the remaining outstanding balance plus additional interest accrued was paid in full.

     The remaining one-third of the participants' allocation vested on January 11, 2002 (one year from the transaction closing date). All forfeited shares reverted to the former preferred stockholders of Home Account. In connection with the 2000 Incentive Plan allocation, the deferred compensation for the one-third portion became fixed and measurable on April 1, 2002 at $155,000 based on $1.20 (the closing price of the Company's common stock at April 1, 2002). The difference between this amount and the recognized expense in the prior periods was recorded as an $183,000 reduction of expense during 2002.

(15) UNAUDITED QUARTERLY FINANCIAL DATA

         The results of the Company's quarterly operations for the years ended December 31, 2003 and 2002 are set forth in the following table (in thousands, except per share data):

                                                 First        Second          Third         Fourth         Year
                                             -----------   -----------   ------------   -----------    ----------
2003
----
Revenues                                     $     5,625    $     5,951    $    4,692    $    4,362     $   20,630
Cost of revenues                                   1,934          1,948         1,858         1,809          7,549
Operating expenses                                 3,809(A)       4,026         3,417         3,894         15,146(B)
                                             -----------    -----------    ----------    ----------     ----------
Operating loss                                      (118)           (23)         (583)       (1,341)        (2,065)
Other income (expense), net                          (29)            12            16           180            179
Provision (benefit) for income taxes                   -              -             -          (288)          (288)
                                             -----------    -----------    ----------    ----------     ----------
Net loss                                     $      (147)   $       (11)   $     (567)   $     (873)    $   (1,598)
                                             ===========    ===========    ==========    ==========     ==========

Basic and diluted earnings (loss)
     per common share                        $     (0.00)   $    (0.00)    $    (0.01)   $    (0.02)    $    (0.03)
                                             ===========    ===========    ==========    ==========     ==========

Basic and diluted weighted-average
     common shares outstanding                    48,853         49,002        50,864        51,078         50,028
                                             ===========    ===========    ==========    ==========     ==========

     (A) Operating expenses reflect a reversal of approximately $630,000 in estimated bonus accruals that were not paid, but were previously provided for in 2002.

     (B) The Company did not accrue for bonuses in fiscal year 2003 as none will be paid.


2002
----
Revenues                                     $     4,708    $     5,461    $    6,010    $    5,316     $   21,495
Cost of revenues                                   1,959          2,079         2,376         2,060          8,474
Operating expenses                                 6,066          6,151         5,281         3,605         21,103
                                             -----------    -----------    ----------    ----------     ----------
Operating loss                                    (3,317)        (2,769)       (1,647)         (349)        (8,082)

Other income (expense), net                          391         (1,084)           32            12           (649)
Provision (benefit) for income taxes                   -              -             -          (137)          (137)
                                             -----------    -----------    ----------    ----------     ----------
Net loss                                     $    (2,926)   $    (3,853)   $   (1,615)   $     (200)    $   (8,594)
                                             ===========    ===========    ==========    ==========     ==========

Basic and diluted earnings (loss)
     per common share                        $     (0.06)   $    (0.08)    $    (0.03)   $    (0.00)    $    (0.18)
                                             ===========    ===========    ==========    ==========     ==========


Basic and diluted weighted-average
     common shares outstanding                    48,494         48,501        48,815        48,840         48,869
                                             ===========    ===========    ==========    ==========     ==========

                                   * * * * * *

                        INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of InteliData Technologies Corporation
Reston, Virginia

     We have audited the accompanying consolidated balance sheets of InteliData Technologies Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 10, 2004

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
--------------------------------------------------------------
              ACCOUNTING AND FINANCIAL DISCLOSURE
              -----------------------------------

              None.

ITEM 9A.   CONTROLS AND PROCEDURES
----------------------------------

(a)        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(b)        CHANGE IN INTERNAL CONTROLS

     There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART III
========

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

     Directors and Executive Officers - The Company incorporates herein by reference the information concerning directors and executive officers contained in its Proxy Statement for its 2004 Stockholders' Meeting to be filed within 120 days after the end of the Company's fiscal year (the "2004 Proxy Statement").

     Section 16(a) Beneficial Ownership Reporting Compliance - The Company incorporates herein by reference the information concerning Section 16(a) beneficial ownership reporting compliance contained in its 2004 Proxy Statement.

     Code of Ethics - The Company incorporates herein by reference the information concerning its code of ethics contained in its 2004 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The Company incorporates herein by reference the information concerning executive officer and director compensation contained in the 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 2004 Proxy Statement.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                               Number of           Weighted average
                               securities to       exercise           Number of
                               be issued upon      price of           securities
                               exercise of         outstanding        remaining
                               outstanding         options,           available
                               options, warrants   warrants           for future
                               and rights          and rights         issuance
                               ----------------   ----------------   -----------
Equity compensation plans
  approved  by stockholders      2,386,000         $ 2.69                541,000
Equity compensation plans
  not approved by stockholders   1,351,000         $ 1.60                      -
                                 ---------         ------                -------
Total                            3,737,000         $ 2.30                541,000
                                 =========         ======                =======

     The equity compensation plans not approved by stockholders consists of warrants that are described in Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K and the 1998 Chief Executive Officer's Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 2004 Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
-------------------------------------------------

     The Company incorporates herein by reference the information concerning principal accounting fees and services and the audit committee's pre-approval policies and procedures contained in the 2004 Proxy Statement.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

     1.   FINANCIAL STATEMENTS - See Item 8 of this Report

     2.   FINANCIAL STATEMENT SCHEDULES - None

     3.   EXHIBITS

(b)  REPORTS ON FORM 8-K

     The Company furnished a Current Report on Form 8-K (Item 12) to the Securities and Exchange Commission on November 6, 2003, to report InteliData's results of operations and financial condition for the quarter ended September 30, 2003 (not incorporated by reference).

     The Company filed a Current Report on Form 8-K (Item 5) with the Securities and Exchange Commission on July 9, 2003, relating to the July 8, 2003 issuance of 1,431,364 shares of its common stock pursuant to the exercise of warrants, as amended, by institutional investors who participated in the Company's private placement of common stock in November and December, 2001.

(c)  EXHIBITS

  Exhibit No.                        Description
  ----------                         -----------

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

     4.2 Form of Warrant Certificate. (Incorporated herein by reference to the Company's Registration Statement on Form S-3, File Number 333-85313).

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

  10.5.3 Second Amendment to Employment Agreement between InteliData Technologies Corporation and Alfred S. Dominick, Jr., dated January 14, 2003 (Incorporated herein by reference to Exhibit 10.5.3 to the Company's Report on Form 10-K for the year ended December 31, 2002).

  10.5.4 Third Amendment to Employment Agreement between InteliData Technologies Corporation and Alfred S. Dominick, Jr., dated April 2, 2003 (Incorporated herein by reference to Exhibit 10.5.4 to the Company's Report on Form 10-Q for the quarter ended March 31, 2003).

 *10.5.5 Amended and Restated Change In Control Severance Agreement between InteliData Technologies Corporation and Alfred S. Dominick, Jr., dated February 3, 2003.

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

 *10.6.2 Amended and Restated Change In Control Severance Agreement between InteliData Technologies Corporation and Albert N. Wergley, dated February 3, 2003.

    10.7 Employment and Non-Competition Agreement between InteliData Technologies Corporation and Michael E. Jennings, dated June 14, 2000 (Incorporated herein by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 2000).

  10.7.1 Amended and Restated Change In Control Severance Agreement between InteliData Technologies Corporation and Michael E. Jennings, dated February 3, 2003.

    10.8 Employment and Non-Competition Agreement between InteliData Technologies Corporation and John R. Polchin, dated April 8, 2002 (Incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 2002).

 *10.8.1  Amended and  Restated  Change In Control  Severance  Agreement between
          InteliData  Technologies   Corporation  and  John  R.  Polchin,  dated
          February 3, 2003.

  * 21.1  InteliData Technologies Corporation List of Significant  Subsidiaries.

  * 23.1  Consent of Deloitte & Touche LLP.

  * 31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  * 31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  * 32.1  Certification of Principal  Executive  Officer  pursuant to 18  U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  * 32.2  Certification of  Principal  Financial  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------
 *  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTELIDATA TECHNOLOGIES CORPORATION

                                  By:     /s/ Alfred S. Dominick, Jr.
                                          ------------------------------------
                                          Alfred S. Dominick, Jr.
                                          Chairman and Chief Executive Officer
                                          (Principal Executive Officer)


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

Signature                               Title                                                    Date
---------                               -----                                                    ----

/s/ Alfred S. Dominick, Jr.             Chairman and Chief Executive Officer                      March 12, 2004
--------------------------------
Alfred S. Dominick, Jr.


/s/ John R. Polchin                     Vice President, Chief Financial Officer,                  March 12, 2004
-------------------------------
John R. Polchin                         and Treasurer (Principal Financial and
                                        Accounting Officer)


/s/ Neal F. Finnegan                    Director                                                  March 12, 2004
-------------------------------
Neal F. Finnegan


/s/ Patrick F. Graham                   Director                                                  March 12, 2004
-------------------------------
Patrick F. Graham


/s/ John J. McDonnell, Jr.              Director                                                  March 12, 2004
-------------------------------
John J. McDonnell, Jr.


/s/ L. William Seidman                  Director                                                  March 12, 2004
-------------------------------
L. William Seidman


/s/ Norman J. Tice                      Director                                                  March 12, 2004
-------------------------------
Norman J. Tice
