Form 10-Q
period 2004-03-31
INTELIDATA TECHNOLOGIES CORP
filed 2004-05-06
CIK 1021810

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



For the Quarterly Period Ended: March 31, 2004  Commission File Number 000-21685


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
Yes X     No
   ---       ---


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes      X        No
    ----------        --------

The number of shares of the registrant's Common Stock outstanding on March 31, 2004 was 51,293,818.

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

          Condensed Consolidated Balance Sheets
          March 31, 2004 and December 31, 2003 ............................... 3

          Condensed Consolidated Statements of Operations
          Three Months Ended March 31, 2004 and 2003 ......................... 4

          Condensed Consolidated Statement of Changes in Stockholders' Equity
          Three Months Ended March 31, 2004................................... 5

          Condensed Consolidated Statements of Cash Flows
          Three Months Ended March 31, 2004 and 2003 ......................... 6

          Notes to Condensed Consolidated Financial Statements ............... 7

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..........................................11

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........18

 Item 4.  Controls and Procedures ............................................18



PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K ...................................19

 SIGNATURE  ..................................................................20

PART I:       FINANCIAL INFORMATION
-----------------------------------
ITEM 1.       FINANCIAL STATEMENTS
----------------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                  (in thousands, except share data; unaudited)


                                                                                         2004            2003
                                                                                   -------------    ------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                      $      6,761    $      7,603
     Accounts receivable, net                                                              2,074           2,890
     Other receivables                                                                       129             180
     Prepaid expenses and other current assets                                               552             625
                                                                                    ------------    ------------
         Total current assets                                                              9,516          11,298

NONCURRENT ASSETS
     Property and equipment, net                                                           1,371           1,529
     Goodwill, net                                                                        26,238          26,238
     Intangible asset, net                                                                 4,880           5,060
     Other assets                                                                            211             211
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $     42,216    $     44,336
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                               $      1,705    $      1,531
     Accrued expenses                                                                      1,037           1,599
     Deferred revenues                                                                     1,167           1,351
     Accrued rent                                                                            344             364
     Net liabilities of discontinued operations                                               45              45
                                                                                    ------------    ------------
TOTAL CURRENT LIABILITIES                                                                  4,298           4,890
     Accrued rent                                                                            302             380
     Net liabilities of discontinued operations                                               28              75
                                                                                    ------------    ------------
TOTAL LIABILITIES                                                                          4,628           5,345
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
        no shares issued and outstanding                                                      --              --
     Common stock, $0.001 par value; authorized 100,000,000 shares;
        issued 52,129,000 shares in 2004 and 52,065,000 shares in 2003;
        outstanding 51,294,000 shares in 2004 and 51,231,000 shares in 2003                   52              52
     Additional paid-in capital                                                          307,037         306,963
     Treasury stock, at cost:  835,000 shares in 2004 and 834,000 shares in 2003          (2,548)         (2,546)
     Deferred compensation                                                                  (207)           (228)
     Accumulated deficit                                                                (266,746)       (265,250)
                                                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                37,588          38,991
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     42,216    $     44,336
                                                                                    ============    ============

See accompanying notes to condensed consolidated financial statements.

                         INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                (in thousands, except per share data; unaudited)


                                                                               2004             2003
                                                                         -------------    --------------

Revenues
      Software                                                           $          --    $          343
      Consulting services, recurring and termination fees                        3,592             5,282
                                                                         -------------    --------------
           Total revenues                                                        3,592             5,625
                                                                         -------------    --------------

Cost of revenues
      Software                                                                      --                --
      Consulting services, recurring and termination fees                        1,780             1,934
                                                                         -------------    --------------
           Total cost of revenues                                                1,780             1,934
                                                                         -------------    --------------

Gross profit                                                                     1,812             3,691
                                                                         -------------    --------------

Operating expenses
      General and administrative                                                 1,551             2,089
      Sales and marketing                                                          315               393
      Research and development                                                   1,306             1,147
      Amortization of intangible asset                                             180               180
                                                                         -------------    --------------
           Total operating expenses                                              3,352             3,809
                                                                         -------------    --------------

Operating loss                                                                  (1,540)             (118)
Other income (expenses), net                                                        44               (29)
                                                                         -------------    ---------------

Loss before income taxes                                                        (1,496)             (147)
Provision for income taxes                                                          --                --
                                                                         -------------    ---------------

Net loss                                                                $       (1,496)   $         (147)
                                                                        ==============    ==============


Basic and diluted earnings (loss) per common share                      $        (0.03)   $       (0.00)
                                                                        ==============    =============

Basic and diluted weighted-average common shares outstanding                    51,127            48,853
                                                                         =============    ==============


   See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2004
                            (in thousands; unaudited)





                                                                        Additional
                                                   Common Stock           Paid-in      Treasury     Deferred       Accumulated
                                             -------------------------
                                               Shares       Amount        Capital       Stock     Compensation       Deficit
                                             ------------ ------------ -------------- ----------- -------------- ----------------

Balance at January 1, 2004                      52,065    $      52    $   306,963    $  (2,546)  $      (228)   $  (265,250)
    Issuances of common stock:
        Exercise of stock options                   44            -             34            -             -              -
        Issuances of restricted stock               20            -             40            -           (40)             -
    Cancellations of restricted stock                -            -              -            -             -              -
    Purchase of treasury stock, at cost              -            -              -           (2)            -              -
    Amortization of deferred compensation            -            -              -            -            61              -
    Net loss                                         -            -              -            -             -         (1,496)

    Comprehensive loss

                                             ------------ ------------ -------------- ----------- -------------- ----------------

Balance at March 31, 2004                       52,129    $      52    $   307,037    $  (2,548)    $    (207)   $  (266,746)
                                             ============ ============ ============== =========== ============== ================




                                               Comprehensive

                                                    Loss          Total
                                               --------------- ------------

Balance at January 1, 2004                                     $  38,991
    Issuances of common stock:
        Exercise of stock options                                     34
        Issuances of restricted stock                                  -
    Cancellations of restricted stock                                  -
    Purchase of treasury stock, at cost                               (2)
    Amortization of deferred compensation                             61
    Net loss                                     $  (1,496)       (1,496)
                                                  --------------
    Comprehensive loss                           $  (1,496)
                                                 ==========
                                                               ------------

Balance at March 31, 2004                                      $  37,588
                                                               ============



    See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                            (in thousands; unaudited)


                                                                                2004                  2003
                                                                           -------------          -----------

Cash flows from operating activities
     Net loss from continuing operations                                   $    (1,496)            $     (147)
     Adjustments to reconcile loss from continuing operations
         to net cash used in operating activities of continuing operations:
         Unrealized loss on Sybase warrants                                         --                      9
         Amortization of intangible asset                                          180                    180
         Depreciation and amortization                                             177                    389
         Deferred compensation expense                                              61                     53
         Net loss on disposal of property and equipment                             --                    137
         Changes in certain assets and liabilities:
              Accounts receivable                                                  816                   (729)
              Prepaid expenses and other current assets                            124                     (4)
              Accounts payable                                                     174                    354
              Accrued expenses and accrued rent                                   (660)                  (192)
              Deferred revenue                                                    (184)                  (209)
                                                                           -----------             ----------
                  Net cash used in operating activities of
                  continuing operations                                           (808)                  (159)

                  Net cash used in discontinued operations                         (47)                   (28)
                                                                           -----------             -----------

                  Net cash used in operating activities                           (855)                  (187)
                                                                           -----------             ----------

Cash flows from investing activities
     Purchases of property and equipment                                           (19)                   (24)
                                                                           -----------             ----------
                  Net cash used in investing activities                            (19)                   (24)
                                                                           -----------             ----------

Cash flows from financing activities
     Proceeds from issuance of common stock                                         34                     --
     Payments to acquire treasury stock                                             (2)                    --
                                                                           -----------             ----------
                  Net cash provided by financing activities                         32                     --
                                                                           -----------             ----------

Decrease in cash and cash equivalents                                             (842)                  (211)

Cash and cash equivalents, beginning of period                                   7,603                  5,674
                                                                           -----------             ----------
Cash and cash equivalents, end of period                                   $     6,761             $    5,463
                                                                           ===========             ==========

 See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

(1)  Basis of Presentation

     The condensed consolidated balance sheet of InteliData Technologies Corporation ("InteliData" or the "Company") as of March 31, 2004, the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2004 and 2003, and the related condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2004 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. The condensed consolidated balance sheet as of December 31, 2003 was derived from the Company's audited December 31, 2003 balance sheet. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

     The condensed consolidated financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual audited financial statements and notes. These financial statements should be read in conjunction with the annual audited financial statements of the Company and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Form 10-K for the fiscal year ended December 31, 2003.

(2)  Summary of Significant Accounting Policies

(a) Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material intercompany balances and transactions. Certain reclassifications have been made to the prior year financial statements to conform to the 2004 financial statement presentation.

(b) Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Estimates include, but are not limited to, allowance for doubtful accounts, costs of environmental remediation for real property previously sold, depreciation of fixed assets, valuation of intangible assets which include goodwill, provision for discontinued operations, and project plans for the completion and delivery of certain solutions. These accounting estimates are based on information currently available. Actual results could differ from those estimates and in some cases the actual results could vary materially from the estimates.

(c) Revenue Recognition - The Company supplies online banking and bill payment software to financial institutions ("FI's"). The Company's revenues associated with integrated solutions that bundle software products with customization, installation and training services are recognized using the percentage of completion method of accounting based on cost incurred as compared to estimated costs at completion.

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

     The Company also enters into multiple element arrangements. Elements typically include software, consulting, implementation and PCS. PCS contracts generally require the Company to provide technical support and unspecified, readily available software updates and upgrades to customers. Revenue from these multiple element arrangements is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, the fee is fixed and determinable, and collectibility is considered probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered and all obligations are met. Currently, the Company does not have VSOE of fair value for some of the elements within its multiple element arrangements. Therefore, all revenue under such arrangements is recognized ratably over the term of the PCS contract. Revenue from transactional services, which includes hosting and application services provider ("ASP") services, is recognized as transactions are processed.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123 ("SFAS 148"). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for annual and interim periods beginning after December 15, 2002. As the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation, SFAS 148 did not have any impact on our financial position, results of operations, or cash flows.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (including Certain Costs Incurred in a Restructuring) ("SFAS 146"), which supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3"). SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after September 30, 2002. As of March 31, 2003, the Company ceased using one of its leased spaces at its offices in Reston, Virginia. The remaining obligation on this lease was approximately $1,080,000 through December 31, 2006. In accordance with SFAS 146, the Company estimated the fair value of net sublease rent to be approximately $465,000 over the remaining term. Accordingly, the Company recorded an expense of $625,000 and a corresponding liability as of March 31, 2003. As of May 1, 2003, the Company has a subtenant for this space for the majority of the remaining lease term and the actual results of net sublease rent could differ from the above estimates. As of March 31, 2004, the estimated remaining liability was approximately $402,000.

(e) Goodwill and Other Intangible Assets - In June 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of an amortization and non-amortization approach to account for certain intangibles and purchased goodwill. Under a non-amortization approach, goodwill and certain intangibles are not to be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The amortization and non-amortization provisions of SFAS 142 are to be applied to all goodwill and intangible assets acquired after June 30, 2001. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 was adopted by the Company on January 1, 2002.

     As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill and the assembled workforce intangible asset, and the assembled workforce intangible asset was combined with goodwill for financial accounting and reporting. Accordingly, the goodwill and intangible asset (which is subject to amortization) consisted of the following components (in thousands):

                                               As of                 As of
                                           March 31, 2004      December 31, 2003
                                           --------------      -----------------

 Goodwill                                   $   26,238            $   26,238
                                           ==============      =================

 Intangible asset, gross carrying amount    $    7,200            $    7,200
 Accumulated amortization                       (2,320)               (2,140)
                                           --------------      -----------------
 Net intangible asset                       $    4,880            $    5,060
                                           ==============      =================

     In accordance with SFAS 142, the Company had six months from adoption (up until June 30, 2002) to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS 142, the Company conducted the first step of the impairment tests. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. As of June 30, 2003, the Company performed the required annual review for impairment using the same approach and similar considerations as the initial test. As a result, the Company concluded that the fair value of the reporting unit exceeds the carrying amount of its net assets. As of March 31, 2004, the Company is not aware of such events or circumstances that could indicate potential impairment.

(3)  Discontinued Operations

     As of March 31, 2004, the net liabilities of discontinued operations of $73,000 relate to the telecommunications divisions. These liabilities relate to the environmental clean up associated with prior tenants' operations at InteliData's former New Milford, Connecticut property. In January 2000, InteliData sold the New Milford, Connecticut property and the building located thereon, its only remaining asset in its discontinued operations of the telecommunications division. In the context of this sale, InteliData agreed to undertake limited remediation of the site in accordance with applicable state and federal law. The subject site is not a listed federal or state Superfund site and InteliData has not been named a "potentially responsible party" at the site. The remediation plan agreed to with the purchaser allows InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Further, at the time of the sale of the facility, InteliData established a $200,000 escrow account from the proceeds of the sale for certain investigation/remediation costs. As of March 31, 2004, this escrow account balance was approximately $224,000, which would be paid out to InteliData. Moreover, InteliData has obtained environmental insurance to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. InteliData estimates its remaining liability at March 31, 2004 related to this matter and other costs to be approximately $73,000 and has recorded a liability for this amount.

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

     In April 2004, the escrow account balance of approximately $224,000 was released and paid to InteliData. The net liabilities of discontinued operations continue to be consistent with the discussion above.

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

(5)  Commitments and Contingencies

     Purchase Obligations - The Company entered into multiple vendor agreements for outsourced services as part of its ASP solution offering for certain Online Banking and Payment Solutions clients. Some of these vendor agreements are long-term (i.e., expire in April and May 2005) and commit the Company to specified minimum charges during the terms of the contracts. These long-term obligations are disclosed below. During 2003, several of the Company's clients migrated from this ASP environment to an in-house solution utilizing InteliData's licensed software. As a result, a possibility exists for future losses due to the decrease in estimated future revenue streams when compared with the Company's current contractual cost structure for outsourced services within this ASP environment. Entering the second quarter of 2004, the projected costs are estimated to exceed projected revenues by approximately $67,000 on a monthly basis; this gap will fluctuate based on monthly activity.

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

                                   * * * * * *

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------

Results of Operations for the Three Months Ended March 31, 2004 and 2003

     The following represents the results of operations for InteliData Technologies Corporation for the three months ended March 31, 2004 and 2003. Such information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

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

     The Company's first quarter revenues were $3,592,000 in 2004 compared to $5,625,000 in 2003, a decrease of $2,033,000. The following table sets forth the Company's sources of revenue for each of the three-month periods ended March 31, 2004, and 2003:

                                                            2004          2003
                                                          --------      --------
 Payment Solutions
 Software license                                         $      -      $    160
 Consulting services                                           266           641
 Use-based                                                   1,311           941
 Maintenance                                                   296           206
                                                          --------      --------
 Subtotal                                                    1,873         1,948
                                                          --------      --------

 Card Services
 Consulting services                                            93            88
 Use-based                                                   1,130         1,071
 Other                                                           -            13
                                                          --------      --------
 Subtotal                                                    1,223         1,172
                                                          --------      --------

 Online Banking
 Software license                                                -           183
 Consulting services                                            57           389
 Use-based                                                     257         1,811
 Maintenance                                                   182           122
                                                          --------      --------
 Subtotal                                                      496         2,505
                                                          --------      --------

 Total
 Software license                                                -           343
 Consulting services                                           416         1,118
 Use-based                                                   2,698         3,823
 Maintenance                                                   478           328
 Other                                                           -            13
                                                          --------      --------
 Total                                                    $  3,592      $  5,625
                                                          ========      ========

     The first quarter revenues from Payment Solutions were $1,873,000 in 2004 compared to $1,948,000 in 2003, a decrease of $75,000. These revenues included items related to the Company's billpay warehouse, funds transfer and certain OFX solutions, as well as the billpay portions of the ASP offerings. Consulting services fees decreased $375,000, while use-based fees increased $370,000 quarter over quarter. The decrease in consulting services fees was primarily due to the completion of projects in 2003 and limited new projects in 2004, while the increase in use-based fees was due to the growth from existing clients. Software license fees decreased $160,000 because there were no software license sales in 2004.

     The first quarter revenues from Card Services were $1,223,000 in 2004 compared to $1,172,000 in 2003, an increase of $51,000. Consulting services fees increased $5,000, use-based fees increased $59,000, while other fees decreased $13,000 quarter over quarter. The increase in use-based fees was due to the growth in users and transactions from existing clients. The $13,000 in other fees in the first quarter of 2003 related to one-time early termination fees.

     The first quarter revenues from Online Banking were $496,000 in 2004 compared to $2,505,000 in 2003, a decrease of $2,009,000. These revenues include items related to the Company's Interpose(R) Web Banking, Interpose(R) Transaction Engine, and certain OFX solutions, as well as the online banking portions of the ASP offerings. The decrease was primarily attributable to the $1,554,000 decrease in use-based fees. Three large customers who were operating in the ASP environment during the first quarter of 2003 did not pay recurring fees during 2004. In one instance, a bank that used the Company's online banking platform based on older Home

Account Canopy(TM) Banking technology, converted to a competitor's product. Two other banks paid the Company a one-time license fee in 2003 and moved the InteliData software in-house in 2003, which resulted in a decrease to the Company's monthly fees for hosting the software in an ASP arrangement. The resulting decrease was partially offset by growth in user fees from existing clients. Additionally, software license and consulting services fees decreased $183,000 and $332,000, respectively. The decreases were primarily due to the completion of projects in 2003 and fewer new projects in 2004.

Cost of Revenues and Gross Profit

     The Company's cost of revenues decreased $154,000 to $1,780,000 in the first quarter of 2004 from $1,934,000 in the first quarter of 2003. The decrease was primarily due to decreases in cost of revenues associated with decreased professional services. The cost structures to generate the revenues are bundled together and cannot be broken out in the same manner as the revenues. Costs of revenues include vendors for outsourced services and employees directly working to generate revenues.

     Overall gross profit margins decreased to 50% for the first quarter of 2004 from 66% for the first quarter of 2003. The decrease in gross profit margin was attributable to decreases in software licenses, consulting services, and use-based revenues. The Company's cost of revenues does not necessarily fluctuate proportionately in relation to revenues as there are certain fixed costs to maintain the current infrastructure. Accordingly, while revenues declined by $2,033,000, cost of revenues declined by only $154,000. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with an ASP business model, competitive pricing pressure, the introduction of new products, and changes in volume.

     The Company entered into multiple vendor agreements for outsourced services as part of its ASP solution offering for certain Online Banking and Payment Solutions clients. Some of these vendor agreements are long-term (i.e., expire in April and May 2005) and commit the Company to specified minimum charges during the terms of the contracts. During 2003, several of the Company's clients migrated from this ASP environment to an in-house solution utilizing InteliData's licensed software. As a result, a possibility exists for future losses due to the decrease in estimated future revenue streams when compared with the Company's current contractual cost structure for outsourced services within this ASP environment. Entering the second quarter of 2004, the projected costs are estimated to exceed projected revenues by approximately $67,000 on a monthly basis; this gap will fluctuate based on monthly activity.

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

General and Administrative

     General and administrative expenses decreased $538,000 to $1,551,000 in the first quarter of 2004 from $2,089,000 in the first quarter of 2003. The decrease was primarily attributable to the Company's reduction of corporate and administrative expenses that resulted from employee-related actions and aggressive expense controls. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Sales and Marketing

     Sales and marketing expenses decreased $78,000 to $315,000 in the first quarter of 2004 from $393,000 in the first quarter of 2003. This was primarily attributable to employee-related actions, lower travel costs and a reduction in tradeshow-related expenses. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Research and Development

     Research and development costs increased $159,000 to $1,306,000 in the first quarter of 2004 from $1,147,000 in the first quarter of 2003. The increase was primarily attributable to the Company's increased funding of research and development efforts in Payment Solutions during the first quarter. The Company plans to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

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

     In accordance with SFAS 142, the Company had six months from adoption (up until June 30, 2002) to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS No. 142, the Company conducted the first step of the impairment tests. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. As of June 30, 2003, the Company performed the required annual review for impairment using the same approach and similar consideration as the initial test. As a result, the Company concluded that the fair value of the reporting unit exceeds the carrying amount of its net assets. As of March 31, 2004, the Company is not aware of such events or circumstances that could indicate potential impairment.

Other Income

     Other income (expense), primarily rental receipts, interest income and other expenses including state and local taxes, increased $73,000 to $44,000 in the first quarter of 2004 from ($29,000) in the first quarter of 2003. The increase is primarily attributable to sub-lease rental receipts supplemented by increased interest income resulting from higher levels of average cash and cash equivalents in 2004, as compared to 2003.

Weighted-Average Common Shares Outstanding and Basic and Diluted Loss Per Common Share

     The basic and diluted weighted-average common shares increased to 51,127,000 for the first quarter of 2004 compared to 48,853,000 for the first quarter of 2003. The increase resulted primarily from stock awards to employees, exercises of stock options, stock purchases under the Employee Stock Purchase Plan, and exercises of warrants. During July 2003, the Company issued 1,431,364 shares of its common stock pursuant to the exercise of warrants, as amended, by institutional investors who participated in the Company's private placement of common stock in November and December, 2001.

     Losses from continuing operations were $1,496,000 and $147,000 for the three-month periods ended March 31, 2004 and 2003, respectively, while there was no gain or loss from discontinued operations in either period. Net losses were $1,496,000 and $147,000 for 2004 and 2003, respectively. As a result of the foregoing, basic and diluted net loss per common share was $0.03 for the first quarter of 2004 compared to a basic and diluted net loss per common share of $0.00 for the first quarter of 2003.

Liquidity and Capital Resources

     During the first three months of 2004, the Company's cash and cash equivalents decreased by $842,000. At March 31, 2004, the Company had $6,761,000 in cash and cash equivalents, $5,218,000 of working capital with no long-term debt, and $37,588,000 in stockholders' equity. The Company's principal needs for cash in the first three months of 2004 were for funding operating losses and changes in working capital. The Company had decreases in accounts receivable of $816,000 for the three months ended March 31, 2004, and increases in accounts payable of $174,000 for the same period.

     The Company's cash requirements for operating activities in the first three months of 2004 were financed primarily by cash and cash equivalents on hand.

     Net cash used in investing activities in the first three months of 2004 was $19,000 for the purchases of property and equipment.

     Net cash provided by financing activities in the first three months of 2004 was $32,000 and consisted of $34,000 from the issuance of the company's common stock through stock option exercises, offset by $2,000 related to payments made to acquire treasury stock.

     Based on the Company's current capital levels and its assumptions about future operating results, the Company believes that it will have sufficient resources to fund existing operating plans. The Company's achievement of its operating plan remains predicated upon both existing and prospective customer decisions to procure certain products and services in a timeframe consistent with the operating plan assumptions. Historically, these decisions have not evolved timely for varying reasons, including slower than expected market demand, budgetary constraints, and internal product development and resource initiatives. As such, the Company believes it would be able to adjust certain expense structures, if necessary, to mitigate the potential impact that customer delays would have on its capital levels. These opportunities include additional reductions in selling, general and administrative expenditures, the potential of consolidating certain operational activities, the ability to negotiate more favorable terms associated with existing service provider contracts and the elimination of certain marketing costs. However, if actual results differ materially from current assumptions, the Company may not have sufficient capital resources and may have to modify operating plans and/or seek additional capital resources. If the Company engages in efforts to obtain additional capital, it can make no assurances that these efforts will be successful or that the terms of such funding would be beneficial to the common stockholders. Additionally, the Company announced that it has engaged Wachovia Securities as its financial advisor to help the Company assess a variety of strategic alternatives. The engagement of Wachovia Securities will be focused on enhancing InteliData's position in the electronic banking marketplace by exploring strategic opportunities intended to enhance stockholder value. There can be no assurance that any transaction will result from this effort.

Critical Accounting Policies

     The following accounting policies are either ones that the Company considers to be the most important to its financial position and results of operations or ones that require the exercise of significant judgment and/or estimates.

     Revenue Recognition - The Company considers its revenue recognition policy critical to the understanding of its business operations and results of operations. The Company supplies online banking and bill payment software to financial institutions ("FI's"). The Company's revenues associated with integrated solutions that bundle software products with customization, installation and training services are recognized using the percentage of completion method of accounting.

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

     The Company enters into multiple element arrangements. Elements typically include software, consulting, implementation and PCS. PCS contracts generally require the Company to provide technical support and unspecified readily available software updates and upgrades to customers. Revenue from these multiple element arrangements is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, the fee is fixed and determinable, and collectibility is considered probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered and all obligations are met. Currently, the Company does not have VSOE of fair value for some of the elements within its multiple element arrangements. Therefore, all revenue under such arrangements is recognized ratably over the term of the PCS contract. Revenue from transactional services, which includes hosting and application services provider ("ASP") services, is recognized as transactions are processed.

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

     Estimates at Completion - Revenues related to some of the Company's contracts are recognized using the percentage of completion method of accounting, which requires that we make estimates and judgments as to anticipated project scope, timing and costs to complete the projects. The completion of certain development efforts is critical for the Company to perform on certain contracts. Delays in product implementation or new product development at customer locations and product defects or errors could affect estimates and judgments. Additionally, we may experience delays when implementing our products at customer locations, and customers may be unable to implement our products in the time frames and with the functionalities that they expect or require. The accuracy of these estimates and judgments could affect the Company's business, operations, cash flows and financial condition.

     Allowance for Doubtful Accounts - Determination of our allowance for doubtful accounts requires significant estimates. Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company sells its products primarily to FI's in the United States. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's on-going credit evaluation process and the financial position of the FI's that are highly regulated. The Company does not generally require collateral from customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of March 31, 2004, the Company's top eight customers comprised approximately 53% of the net accounts receivable balance.

     A number of factors are considered in establishing the allowance, including historical collection experience, the macro-economic environment, estimates of forecasted write-offs, the aging of the accounts receivable portfolio, and others. If the financial condition of our accounts receivable portfolio deteriorates, additional allowances would be required.

     Valuation of Goodwill and Intangible Assets - On an annual basis (as of June 30th), the Company conducts a review of goodwill for impairment. Additionally, we review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, we determine whether the fair value of the reporting unit exceeds the carrying amount of our net assets. This review requires the Company to make estimates of projected cash flows in order to determine if its assets are impaired. We make significant assumptions and estimates in this process regarding matters that are inherently uncertain, such as making revenue projections, calculating remaining useful lives and assuming discount rates and costs of capital. Reviews for impairment between annual reviews may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. While we believe that our estimates are reasonable, different assumptions regarding such cash flows (for example, either based on varying costs of capital, changes in underlying economic assumptions, or any resulting transaction from the aforementioned Wachovia Securities effort) could materially affect our valuation.

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


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The information contained in this report includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the uncertainty as to whether the Company will be successful in consummating any financial or strategic transaction, our ability to continue funding operating losses, our ability to develop, sell, deliver and implement our payment solution products and services, some of which are largely unproven in a production environment, to financial institution customers, our ability to manage our expenses in line with anticipated business levels, the ability of the Company to complete product implementations in required time frames and the Company's ability to maintain customers and increase its recurring revenues and/or reduce operating costs associated with its ASP business in order to make this operation profitable, the Company's ability to retain key customers and to increase revenues from existing customers, the impact of customers deconverting from use of our products and services to the use of competitive products or in-house solutions, the effect of planned customer migrations from outsourced solutions to in-house solutions with a resulting loss of recurring revenue, the impact of competitive products, pricing pressure, product demand and market acceptance risks, pace of consumer acceptance of home banking and reliance on the Company's bank clients to increase usage of Internet banking by their customers, the effect of general economic conditions on the financial services industry, mergers and acquisitions, risk of integration of the Company's technology by large software companies, the ability of financial institution customers to implement applications in the anticipated time frames or with the anticipated features, functionality or benefits, reliance on key strategic alliances and newly emerging technologies, the ability of the Company to leverage its third party relationships into new business opportunities in the electronic bill payment and presentment ("EBPP") market, the on-going viability of the mainframe marketplace and demand for traditional mainframe products, the ability to attract and retain key employees, the availability of cash for long-term growth, product obsolescence, ability to reduce product costs, fluctuations in operating results, delays in development of highly complex products and other risks detailed from time to time in InteliData filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 2003. These risks could cause the Company's actual results for 2004 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, InteliData. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act. InteliData is not under any obligation (and expressly disclaims an obligation) to update or alter its forward-looking statements, whether as a result of new information or otherwise.



ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------------

     The Company currently has no long-term debt and is not currently engaged in any transactions that involve foreign currency. The Company does not engage in hedging activities.


ITEM 4.       CONTROLS AND PROCEDURES
-------------------------------------

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

(b)  CHANGE IN INTERNAL CONTROLS

     There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II:      OTHER INFORMATION
-------------------------------
ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------------

(a)  EXHIBITS


     10.5.5  Fourth  Amendment  to  Employment   Agreement  between   InteliData
             Technologies Corporation and Alfred S. Dominick, Jr., dated January 5, 2004.


     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  REPORTS ON FORM 8-K

     The Company furnished a Current Report on Form 8-K (Item 12) to the Securities and Exchange Commission on February 26, 2004, to report that InteliData issued a press release announcing results of operations and financial condition for the quarter ended December 31, 2003 (not incorporated by reference).

                                   * * * * * *

                                    SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2004.


                                 INTELIDATA TECHNOLOGIES CORPORATION



                                 By:    /s/ Alfred S. Dominick, Jr.
                                       -----------------------------------------
                                       Alfred S. Dominick, Jr.
                                       Chairman, Chief Executive Officer,
                                       and Acting Chief Financial Officer