Form 10-Q
period 2004-06-30
INTELIDATA TECHNOLOGIES CORP
filed 2004-08-09
CIK 1021810

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
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       ------------------------------------------------------------------



For the Quarterly Period Ended:            Commission File Number:
       June 30, 2004                             000-21685


                       INTELIDATA TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)




       DELAWARE                                        54-1820617
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
Yes      X        No
    ----------        --------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes      X        No
    ----------        --------


The number of shares of the registrant's Common Stock outstanding on June 30, 2004 was 51,344,349.

================================================================================

                       INTELIDATA TECHNOLOGIES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I -  FINANCIAL INFORMATION

 Item 1.  Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets
          June 30, 2004 and December 31, 2003 ...............................  3

          Condensed Consolidated Statements of Operations
          Three and Six Months Ended June 30, 2004 and 2003 .................  4

          Condensed Consolidated Statement of Changes in Stockholders' Equity
          Six Months Ended June 30, 2004.....................................  5

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended June 30, 2004 and 2003 ...........................  6

          Notes to Condensed Consolidated Financial Statements ..............  7

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ......................................... 12

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........ 23

 Item 4.  Controls and Procedures ........................................... 23



PART II - OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders................ 23

 Item 6.  Exhibits and Reports on Form 8-K .................................. 23

 SIGNATURE .................................................................. 25

PART I:       FINANCIAL INFORMATION
-----------------------------------
ITEM 1.       FINANCIAL STATEMENTS
----------------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2004 AND DECEMBER 31, 2003
                  (in thousands, except share data; unaudited)

                                                                                         2004            2003
                                                                                    -------------   ------------

ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                      $      5,377    $      7,603
     Accounts receivable, net                                                              2,843           2,890
     Other receivables                                                                       126             180
     Prepaid expenses and other current assets                                               367             625
                                                                                    ------------    ------------
         Total current assets                                                              8,713          11,298

NONCURRENT ASSETS
     Property and equipment, net                                                           1,227           1,529
     Goodwill                                                                                 --          26,238
     Intangible asset, net                                                                 4,700           5,060
     Other assets                                                                            211             211
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $     14,851     $    44,336
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                               $      1,509    $      1,531
     Accrued expenses                                                                      1,408           1,599
     Deferred revenues                                                                     1,373           1,351
     Accrued rent                                                                            281             364
     Net liabilities of discontinued operations                                              100              45
                                                                                    ------------    ------------
TOTAL CURRENT LIABILITIES                                                                  4,671           4,890
     Accrued rent                                                                            290             380
     Net liabilities of discontinued operations                                              113              75
                                                                                    ------------    ------------
TOTAL LIABILITIES                                                                          5,074           5,345
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
        no shares issued and outstanding                                                      --              --
     Common stock, $0.001 par value; authorized 100,000,000 shares;
        issued 52,180,000 shares in 2004 and 52,065,000 shares in 2003;
        outstanding 51,344,000 shares in 2004 and 51,231,000 shares in 2003                   52              52
     Additional paid-in capital                                                          307,032         306,963
     Treasury stock, at cost:  835,000 shares in 2004 and 834,000 shares in 2003          (2,548)         (2,546)
     Deferred compensation                                                                  (172)           (228)
     Accumulated deficit                                                                (294,587)       (265,250)
                                                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                 9,777          38,991
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     14,851    $     44,336
                                                                                    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                    INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                (in thousands, except per share data; unaudited)

                                                                Three Months Ended                 Six Months Ended
                                                                     June 30,                           June 30,
                                                          ----------------------------       ----------------------------
                                                              2004              2003            2004               2003
                                                          -----------      -----------       -----------      -----------

Revenues
     Software                                             $        --      $       295       $        --      $       638
     Consulting services, recurring and termination fees        3,746            5,656             7,338           10,938
                                                          -----------      -----------       -----------      -----------
         Total revenues                                         3,746            5,951             7,338           11,576
                                                          -----------      -----------       -----------      -----------

Cost of revenues
     Software                                                      --               --                --               --
     Consulting services, recurring and termination fees        1,775            1,948             3,555            3,882
                                                          -----------      -----------       -----------      -----------
         Total cost of revenues                                 1,775            1,948             3,555            3,882
                                                          -----------      -----------       -----------      -----------

Gross profit                                                    1,971            4,003             3,783            7,694

Operating expenses
     General and administrative                                 1,917            1,931             3,468            4,020
     Sales and marketing                                          397              485               712              878
     Research and development                                   1,120            1,430             2,426            2,577
     Goodwill impairment charge                                26,238               --            26,238               --
     Amortization of intangible asset                             180              180               360              360
                                                          -----------      -----------       -----------      -----------
         Total operating expenses                              29,852            4,026            33,204            7,835
                                                          -----------      -----------       -----------      -----------

Operating loss                                                (27,881)             (23)          (29,421)            (141)
Other income (expenses), net                                       40               12                84              (17)
                                                          -----------      -----------       -----------      -----------

Loss before income taxes                                      (27,841)             (11)          (29,337)            (158)
Provision for income taxes                                         --               --                --               --
                                                          -----------      -----------       -----------      -----------

Net loss                                                  $   (27,841)     $       (11)      $   (29,337)     $      (158)
                                                          ===========      ===========       ===========      ===========



Basic and diluted earnings (loss) per common shares       $     (0.54)     $     (0.00)      $     (0.57)      $    (0.00)
                                                          ===========      ===========       ===========      ===========

Basic and diluted weighted-average
     common shares outstanding                                 51,159           49,002            51,168           48,935
                                                          ===========      ===========       ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2004
                            (in thousands; unaudited)






                                                   Common Stock         Additional
                                             -------------------------   Paid-in      Treasury     Deferred       Accumulated
                                               Shares       Amount        Capital       Stock     Compensation       Deficit
                                             ------------ ------------ -------------- ----------- -------------- ----------------

Balance at January 1, 2004                      52,065    $      52    $   306,963    $  (2,546)  $      (228)   $  (265,250)
    Issuances of common stock:
        Exercise of stock options                   56            -             43            -             -              -
        Employee Stock Purchase Plan                14            -              8            -             -              -
        Issuances of restricted stock               95            -             98            -           (98)             -
    Cancellations of restricted stock              (50)           -            (80)           -            80              -
    Purchase of treasury stock, at cost              -            -              -           (2)            -              -
    Amortization of deferred compensation            -            -              -            -            74              -
    Net loss                                         -            -              -            -             -        (29,337)

    Comprehensive loss

                                             ------------ ------------ -------------- ----------- -------------- ----------------

Balance at June 30, 2004                        52,180    $      52    $   307,032    $  (2,548)    $    (172)   $  (294,587)
                                             ============ ============ ============== =========== ============== ================



                                          Comprehensive
                                               Loss          Total
                                          ------------    ------------


Balance at January 1, 2004                                $  38,991
    Issuances of common stock:
        Exercise of stock options                                43
        Employee Stock Purchase Plan                              8
        Issuances of restricted stock                             -
    Cancellations of restricted stock                             -
    Purchase of treasury stock, at cost                          (2)
    Amortization of deferred compensation                        74
    Net loss                                $ (29,337)      (29,337)
                                             ---------
    Comprehensive loss                      $ (29,337)
                                            ==========
                                                          ------------

Balance at June 30, 2004                                  $   9,777
                                                          ============




     See accompanying notes to condensed consolidated financial statements.

                       ITELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                            (in thousands; unaudited)



                                                                               2004                   2003
                                                                           -----------             ----------
Cash flows from operating activities
     Net loss from continuing operations                                   $   (29,337)            $     (158)
     Adjustments to reconcile net loss from continuing operations to net cash from operating activities of continuing operations:
         Goodwill impairment charge                                             26,238                     --
         Amortization of intangible asset                                          360                    360
         Depreciation and amortization                                             349                    666
         Deferred compensation expense                                              74                    133
         Net loss on disposal of property and equipment                             --                    137
         Changes in certain assets and liabilities:
              Accounts receivable                                                   47                   (298)
              Prepaid expenses and other current assets                            312                    265
              Accounts payable                                                     (22)                   120
              Accrued expenses and accrued rent                                   (364)                  (549)
              Deferred revenue                                                      22                   (516)
                                                                           -----------             ----------
                  Net cash (used in) provided by operating activities of
                  continuing operations                                         (2,321)                   160
                                                                           -----------             ----------

     Cash released from escrow account                                             224                     --
     Payments on liabilities of discontinued operations                           (131)                   (67)
                                                                           -----------             ----------
                  Net cash provided by (used in) discontinued operations            93                    (67)
                                                                           -----------             ----------

                  Net cash (used in) provided by operating activities           (2,228)                    93
                                                                           -----------             ----------

Cash flows from investing activities
     Purchases of property and equipment                                           (47)                   (82)
                                                                           -----------             ----------
                  Net cash used in investing activities                            (47)                   (82)
                                                                           -----------             ----------

Cash flows from financing activities
     Proceeds from issuance of common stock                                         51                    532
     Payments to acquire treasury stock                                             (2)                   (13)
                                                                           -----------             ----------
                  Net cash provided by financing activities                         49                    519
                                                                           -----------             ----------

(Decrease) increase in cash and cash equivalents                                (2,226)                   530

Cash and cash equivalents, beginning of period                                   7,603                  5,674
                                                                           -----------             ----------
Cash and cash equivalents, end of period                                   $     5,377             $    6,204
                                                                           ===========             ==========


     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

(1)  Basis of Presentation

     The condensed consolidated balance sheet of InteliData Technologies Corporation ("InteliData" or the "Company") as of June 30, 2004, the related condensed consolidated statements of operations and cash flows for the six-month periods ended June 30, 2004 and 2003, and the related condensed consolidated statement of changes in stockholders' equity for the six-month period ended June 30, 2004 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. The condensed consolidated balance sheet as of December 31, 2003 was derived from the Company's audited December 31, 2003 balance sheet. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

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

(b) Accounting Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Estimates include, but are not limited to, allowance for doubtful accounts, costs of environmental remediation for real property previously sold, depreciation of fixed assets, valuation of intangible assets which include goodwill, provision for discontinued operations, and project plans for the completion and delivery of certain solutions. These accounting estimates are based on information currently available. Actual results could differ from those estimates and in some cases the actual results could vary materially from the estimates.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (including Certain Costs Incurred in a Restructuring) ("SFAS 146"), which supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3"). SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after September 30, 2002. As of March 31, 2003, the Company ceased using one of its leased spaces at its offices in Reston, Virginia. The remaining obligation on this lease was approximately $1,080,000 through December 31, 2006. In accordance with SFAS 146, the Company estimated the fair value of net sublease rent to be approximately $465,000 over the remaining term. Accordingly, the Company recorded an expense of $625,000 and a corresponding liability as of March 31, 2003. As of May 1, 2003, the Company has a subtenant for this space for the majority of the remaining lease term and the actual results of net sublease rent could differ from the above estimates. As of June 30, 2004, the estimated remaining liability was approximately $393,000.

(e) Valuation of Long-Lived Assets - The Company reviews its long-lived assets such as property, plant and equipment and identifiable intangibles with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value and carrying value of the asset. Impairment analyses, when performed, are based on the Company's current business and technology strategy, views of growth rates for the business, anticipated future economic conditions, and expected technological availability.

(f) Goodwill and Other Intangible Assets - SFAS No. 141, Business Combinations ("SFAS 141") requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") requires the use of an amortization and non-amortization approach to account for certain intangibles and purchased goodwill. Under a non-amortization approach, goodwill and certain intangibles are not to be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. These reviews are to be performed at least annually and tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. The amortization and non-amortization provisions of SFAS 142 are to be applied to all goodwill and intangible assets acquired after June 30, 2001. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 was adopted by the Company on January 1, 2002. As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill. The goodwill and intangible asset (which is subject to amortization) consisted of the following components (in thousands) as of:

                                             June 30, 2004     December 31, 2003
                                             -------------     -----------------
 Goodwill                                    $           -     $         26,238
                                             =============     =================
 Intangible asset, gross carrying amount     $       7,200     $          7,200
 Accumulated amortization                           (2,500)              (2,140)
                                             -------------     -----------------
    Net intangible asset                     $       4,700     $          5,060
                                             =============     =================


     As the Company disclosed in the first quarter, the required annual impairment testing date is as of June 30th. As of March 31, 2004, the Company was not aware of events or circumstances that could indicate impairment of goodwill and its market capitalization indicated a fair value substantially in excess of the Company's carrying amount, including goodwill. During the second quarter of 2004, the Company experienced unanticipated business challenges, as customer decisions on acquiring InteliData's solutions were not completed for a variety of reasons (e.g., merger and acquisition activities that shift priorities, merger and acquisition activities that reduce the number of prospects, and the timing of requests for proposals and decision making processes). Additionally, competition in the marketplace increased pricing pressures (e.g., a competitor lowered pricing for some customers to prevent attrition). These marketplace challenges led the Company to reevaluate the financial projections and related cash flows for the next three years and to reconsider longer-term estimates. In addition, the Company noted a sharp reduction in its market capitalization subsequent to the first quarter of 2004, which reflected its marketplace challenges and corroborated its revised financial projections discussed above.

     As of June 30, 2004, the Company performed the required annual impairment testing for goodwill in accordance with SFAS 142. These reviews utilized the same approaches and similar considerations as previous tests. The goodwill impairment test, performed at the reporting unit level, is a two-step analysis. First, the fair value of the reporting unit was compared to its carrying amount, including goodwill. Fair value was determined using generally accepted valuation methodologies (i.e., discounted cash flow model, guideline company method, and similar transactions method). That is, the Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within its industry. As the fair value of the reporting unit was less than its carrying amount, the Company compared the implied fair value of reporting unit goodwill with the carrying amount of that goodwill to measure the amount of impairment loss. Accordingly, the Company performed a hypothetical purchase price allocation based on the reporting unit's fair value to determine the fair value of the reporting unit's goodwill in order to measure the goodwill impairment charge. This hypothetical purchase price allocation required the evaluation of the fair values of unrecorded assets, such developed technologies, customer relationships and deferred tax assets, in addition to the fair values of recorded net assets. The Company used accepted valuation methodologies to value these assets, including but not limited to, the replacement cost approach and relief from royalty approach (i.e., what the Company would have to pay for the use of its technologies in a hypothetical licensing or royalty arrangement). Consideration was given to the unrecorded net assets only for the purpose of measuring the amount of goodwill impairment loss. Accordingly, the Company did not record such net assets on the balance sheet.

     Given consideration of these factors and the Company's declining market capitalization, the Company recorded a goodwill impairment charge in the amount of $26,238,000 in the second quarter. The analysis discussed above clearly indicated that the goodwill balance was fully impaired. As discussed above, the analysis required the Company to make estimates of projected cash flows in order to determine if its assets are impaired. The Company made significant assumptions and estimates in this process regarding matters that are inherently uncertain, such as forecasting revenue and cost projections, calculating remaining useful lives, assuming discount rates and costs of capital, among others. Management believes that the judgments, estimates and assumptions used are reasonable and supportable.

(3)  Discontinued Operations

     As of June 30, 2004, the net liabilities of discontinued operations of $213,000 relate to the telecommunications divisions. These liabilities relate to the environmental clean up associated with prior tenants' operations at
InteliData's former New Milford, Connecticut property. In January 2000, InteliData sold the New Milford, Connecticut property and the building located thereon, its only remaining asset in its discontinued operations of the telecommunications division. In the context of this sale, InteliData agreed to undertake limited remediation of the site in accordance with applicable state and federal law. The subject site is not a listed federal or state Superfund site and InteliData has not been named a "potentially responsible party" at the site. The remediation plan agreed to with the purchaser allows InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Further, at the time of the sale of the facility, InteliData established a $200,000 escrow account from the proceeds of the sale for certain investigation/remediation costs. This escrow account was interest bearing and would be paid out to InteliData. In April 2004, the escrow account balance of approximately $224,000 was released and paid to InteliData. The net liability of discontinued operations was increased to reflect the cash received by InteliData. Moreover, InteliData has obtained environmental insurance to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. InteliData estimates its remaining liability at June 30, 2004 related to this matter, including the escrow amount received, and other costs to be approximately $213,000. This amount is recorded as a liability on the balance sheet.

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

(5)  Commitments and Contingencies

     Purchase Obligations - The Company entered into multiple vendor agreements for outsourced services as part of its ASP solution offering for certain Online Banking and Payment Solutions clients. Some of these vendor agreements commit the Company to specified minimum charges during the terms of the contracts. These purchase obligations are disclosed below. During 2003, several of the Company's clients migrated from this ASP environment to an in-house solution utilizing InteliData's licensed software. As a result, a possibility exists for future losses due to the decrease in estimated future revenue streams when compared with the Company's current contractual cost structure for outsourced services within this ASP environment.

     In assessing potential future losses associated with the Company's ASP business, the Company may include the possibility of new clients that would add incremental revenue to this ASP environment. Additionally, the Company may have the opportunity to restructure vendor contracts and decrease contractual charges (e.g., renegotiate or extend the current contract with lower minimum charges or migrate to different vendors). Management continues to assess both the potential for new business prospects and the possibility of reducing the Company's costs through renegotiation of existing agreements. In June 2004, the Company restructured one such agreement and decreased its overall prospective ASP operations costs. Entering the third quarter of 2004, the projected revenues are estimated to exceed projected costs by approximately $85,000 on a monthly basis based on the June 2004 results; this gap will fluctuate based on monthly activity. In accordance with generally accepted accounting principles, the Company is accounting for these contract costs as they are incurred.

     Based on the restructured vendor contract, the updated future minimum payments under purchase obligations for outsourced services are as follows (in thousands):


                                                                    Purchase
         Years Ending December 31,                                Obligations
         -------------------------                                -----------
              2004                                                $     2,410
              2005                                                        640
              2006                                                         --
              2007                                                         --
              2008 and thereafter                                          --
                                                                  -----------
                  Total minimum payments                          $     3,050
                                                                  ===========

(6)  Income Taxes

     At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $205 million, which expire in 2008 through 2023. The net loss for the six-month period ended June 30, 2004 will contribute to the increase of total net operating loss carrryforwards. The Company continues to establish a full valuation allowance for deferred tax assets, because it is deemed, based on available evidence, that it is more likely than not that all of the deferred tax assets will not be realized.

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

     The following table sets forth the Company's sources of revenue for each of the three-month and six-month periods ended June 30, 2004, and 2003:

                                Three Months Ended            Six Months Ended
                                     June 30,                     June 30,
                              ---------------------          -------------------
                               2004           2003             2004        2003
                              -------       --------         -------     -------
 Payment Solutions
   Software license           $     -       $    295         $     -     $   455
   Consulting services            359            844             625       1,485
   Use-based                    1,339          1,076           2,650       2,017
   Maintenance                    343            212             639         418
                              -------       --------         -------     -------
     Subtotal                   2,041          2,427           3,914       4,375
                              -------       --------         -------     -------
 Card Services
   Consulting services             33            100             126         188
   Use-based                    1,173          1,185           2,303       2,256
   Other                            -              -               -          13
                              -------       --------         -------     -------
     Subtotal                   1,206          1,285           2,429       2,457
                              -------       --------         -------     -------
 Online Banking
   Software license                 -              -               -         183
   Consulting services             55            490             112         879
   Use-based                      237          1,595             494       3,406
   Maintenance                    207            154             389         276
                              -------       --------         -------     -------
     Subtotal                     499          2,239             995       4,744
                              -------       --------         -------     -------

 Total
   Software license                 -            295               -         638
   Consulting services            447          1,434             863       2,552
   Use-based                    2,749          3,856           5,447       7,679
   Maintenance                    550            366           1,028         694
   Other                            -              -               -          13
                              -------       --------         -------     -------
     Total                    $ 3,746       $  5,951         $ 7,338     $11,576
                              =======       ========         =======     =======



Three Months Ended June 30, 2004 and 2003

Revenues

     The Company's second quarter revenues were $3,746,000 in 2004 compared to $5,951,000 in 2003, a decrease of $2,205,000.

     The second quarter revenues from Payment Solutions were $2,041,000 in 2004 compared to $2,427,000 in 2003, a decrease of $386,000. These revenues included items related to the Company's billpay warehouse, funds transfer and certain OFX solutions, as well as the billpay portions of the ASP offerings. Consulting services fees decreased $485,000, while use-based fees increased $263,000 quarter over quarter. The decrease in consulting services fees was primarily due to the completion of projects in 2003 and limited new projects in 2004, while the increase in use-based fees was due to the growth from existing clients. Software license fees decreased $295,000 because there were no software license sales in 2004.

     The second quarter revenues from Card Services were $1,206,000 in 2004 compared to $1,285,000 in 2003, a decrease of $79,000. Consulting services fees decreased $67,000 and use-based fees decreased $12,000, quarter over quarter. The decrease in consulting services fees was due to the decrease in new projects, while the decrease in use-based fees was due to the deconversion of several clients, which was partially offset by growth in users and transactions from continuing clients.

     The second quarter revenues from Online Banking were $499,000 in 2004 compared to $2,239,000 in 2003, a decrease of $1,740,000. These revenues include items related to the Company's Interpose(R) Web Banking, Interpose(R) Transaction Engine, and certain OFX solutions, as well as the online banking portions of the ASP offerings. The decrease was primarily attributable to the $1,358,000 decrease in use-based fees. Three large customers who were operating in the ASP environment during the first quarter of 2003 did not pay recurring fees during 2004. In one instance, a bank that used the Company's online banking platform based on older Home Account Canopy(TM) Banking technology, converted to a competitor's product. Two other banks paid the Company a one-time license fee in 2003 and moved the InteliData software in-house in 2003, which resulted in a decrease to the Company's monthly fees for hosting the software in an ASP arrangement. The resulting decrease was partially offset by growth in user fees from existing clients. Additionally, consulting services fees decreased $435,000. The decrease was primarily due to the completion of projects in 2003 and fewer new projects in 2004.

Cost of Revenues and Gross Profit

     The Company's cost of revenues decreased $173,000 to $1,775,000 in the second quarter of 2004 from $1,948,000 in the second quarter of 2003. The decrease was primarily due to decreases in cost of revenues associated with decreased professional services. The cost structures to generate the revenues are bundled together and cannot be broken out in the same manner as the revenues. Costs of revenues include vendors for outsourced services and employees directly working to generate revenues.

     Overall gross profit margins decreased to 53% for the second quarter of 2004 from 67% for the second quarter of 2003. The decrease in gross profit margin was attributable to decreases in software licenses, consulting services, and use-based revenues. The Company's cost of revenues did not fluctuate proportionately in relation to revenues, as there are certain fixed costs to maintain the current infrastructure. Accordingly, while revenues declined by $2,205,000, cost of revenues declined by only $173,000. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with an ASP business model, competitive pricing pressure, the introduction of new products, and changes in volume.

     The Company entered into multiple vendor agreements for outsourced services as part of its ASP solution offering for certain Online Banking and Payment Solutions clients. Some of these vendor agreements commit the Company to specified minimum charges during the terms of the contracts. During 2003, several of the Company's clients migrated from this ASP environment to an in-house solution utilizing InteliData's licensed software. As a result, a possibility exists for future losses due to the decrease in estimated future revenue streams when compared with the Company's current contractual cost structure for outsourced services within this ASP environment.

     In assessing potential future losses associated with the Company's ASP business, the Company may include the possibility of new clients that would add incremental revenue to this ASP environment. Additionally, the Company may have the opportunity to restructure vendor contracts and decrease contractual charges (e.g., renegotiate or extend the current contract with lower minimum charges or migrate to different vendors). Management continues to assess both the potential for new business prospects and the possibility of reducing the Company's costs through renegotiation of existing agreements. In June 2004, the Company restructured one such agreement and decreased its overall prospective ASP operations costs. Entering the third quarter of 2004, the projected revenues are estimated to exceed projected costs by approximately $85,000 on a monthly basis based on the June 2004 results; this gap will fluctuate based on monthly activity. In accordance with generally accepted accounting principles, the Company is accounting for these contract costs as they are incurred.

General and Administrative

     General and administrative expenses decreased $14,000 to $1,917,000 in the second quarter of 2004 from $1,931,000 in the second quarter of 2003. The decrease was primarily attributable to the Company's reduction of corporate and administrative expenses that resulted from employee-related actions and aggressive expense controls. The Company plans to continually assess its operations to review its expenses and infrastructures in light of anticipated business levels.

Sales and Marketing

     Sales and marketing expenses decreased $88,000 to $397,000 in the second quarter of 2004 from $485,000 in the second quarter of 2003. This was primarily attributable to employee-related actions, lower travel costs and a reduction in tradeshow-related expenses. The Company plans to continually assess its operations to review its expenses and infrastructures in light of anticipated business levels.

Research and Development

     Research and development costs decreased $310,000 to $1,120,000 in the second quarter of 2004 from $1,430,000 in the second quarter of 2003. The Company's primary research and development efforts are in Payment Solutions and the Company did not decrease research and development investments in this product line. Rather, the decrease is a result of certain employee-related actions in other product lines achieved through non-replacement of attrition and the re-assignment to Payment Solutions. The Company plans to continually assess its operations to review its expenses and infrastructures in light of anticipated business levels.

     For the remainder of 2004, the Company expects to focus its research and development efforts on its Payment Solutions product offerings. The development efforts for Online Banking and Card Services products will likely be focused primarily on product upgrades and product maintenance.

Amortization of Goodwill and Intangibles

     Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), requires the Company to not amortize goodwill and certain intangibles into results of operations, but instead the Company would review these assets for impairment, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. The assets would be written down and impairment losses would be charged to results of operations only in the periods in which the recorded values are determined to be more than their fair values. The amortization of certain intangibles continued at an annualized rate of $720,000. As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill.

     As of June 30, 2004, the Company performed the required annual review in accordance with SFAS 142. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within its industry. This review utilized the same approaches (i.e., discounted cash flow model, guideline company method, and similar transactions method) and similar considerations as the initial and previous tests. Given consideration of these factors and the Company's declining market capitalization, the Company recorded a goodwill impairment charge in the amount of $26,238,000. Other Income

     Other income (expense), primarily rental receipts, interest income and other expenses including state and local taxes, increased $28,000 to $40,000 in the second quarter of 2004 from $12,000 in the second quarter of 2003. The increase is primarily attributable to sub-lease rental receipts.

Weighted-Average Common Shares Outstanding and Basic and Diluted Loss Per Common Share

     The basic and diluted weighted-average common shares increased to 51,159,000 for the second quarter of 2004 compared to 49,002,000 for the second quarter of 2003. The increase resulted primarily from stock awards to employees, exercises of stock options, stock purchases under the Employee Stock Purchase Plan, and exercises of warrants. During July 2003, the Company issued 1,431,364 shares of its common stock pursuant to the exercise of warrants, as amended, by institutional investors who participated in the Company's private placement of common stock in November and December, 2001.

     Losses from continuing operations were $27,841,000 and $11,000 for the three-month periods ended June 30, 2004 and 2003, respectively, while there was no gain or loss from discontinued operations in either period. Net losses were $27,841,000 and $11,000 for 2004 and 2003, respectively. As a result of the foregoing, basic and diluted net loss per common share was $0.54 for the second quarter of 2004 compared to a basic and diluted net loss per common share of $0.00 for the second quarter of 2003.

Six Months Ended June 30, 2004 and 2003

Revenues

     The Company's revenues for the first six months were $7,338,000 in 2004 compared to $11,576,000 in 2003, a decrease of $4,238,000.

     The revenues for the first six months from Payment Solutions were $3,914,000 in 2004 compared to $4,375,000 in 2003, a decrease of $461,000. These revenues included items related to the Company's billpay warehouse, funds transfer and certain OFX solutions, as well as the billpay portions of the ASP offerings. Consulting services fees decreased $860,000, while use-based fees increased $633,000 quarter over quarter. The decrease in consulting services fees was primarily due to the completion of projects in 2003 and limited new projects in 2004, while the increase in use-based fees was due to the growth from existing clients. Software license fees decreased $455,000 because there were no software license sales in 2004.

     The revenues for the first six months from Card Services were $2,429,000 in 2004 compared to $2,457,000 in 2003, a decrease of $28,000. Consulting services fees decreased $62,000, use-based fees increased $47,000, while other fees decreased $13,000 quarter over quarter. The increase in use-based fees was due to the growth in users and transactions from existing clients. The $13,000 in other fees in the first six months of 2004 related to one-time early termination fees.

     The revenues for the first six months from Online Banking were $995,000 in 2004 compared to $4,744,000 in 2003, a decrease of $3,749,000. These revenues include items related to the Company's Interpose(R) Web Banking, Interpose(R) Transaction Engine, and certain OFX solutions, as well as the online banking portions of the ASP offerings. The decrease was primarily attributable to the $2,912,000 decrease in use-based fees. Three large customers who were operating in the ASP environment during the first six months of 2003 did not pay recurring fees during 2004. In one instance, a bank that used the Company's online banking platform based on older Home Account Canopy(TM) Banking technology, converted to a competitor's product. Two other banks paid the Company a one-time license fee in 2003 and moved the InteliData software in-house in 2003, which resulted in a decrease to the Company's monthly fees for hosting the software in an ASP arrangement. The resulting decrease was partially offset by growth in user fees from existing clients. Additionally, software license and consulting services fees decreased $183,000 and $767,000, respectively. The decreases were primarily due to the completion of projects in 2003 and fewer new projects in 2004.

Cost of Revenues and Gross Profit

     The Company's cost of revenues decreased $327,000 to $3,555,000 for the first six months of 2004 from $3,882,000 for the first six months of 2003. The decrease was primarily due to decreases in cost of revenues associated with decreased professional services. The cost structures to generate the revenues are bundled together and cannot be broken out in the same manner as the revenues. Costs of revenues include vendors for outsourced services and employees directly working to generate revenues.

     Overall gross profit margins decreased to 52% for the first six months of 2004 from 66% for the first six months of 2003. The decrease in gross profit margin was attributable to decreases in software licenses, consulting services, and use-based revenues. The Company's cost of revenues did not fluctuate proportionately in relation to revenues, as there are certain fixed costs to maintain the current infrastructure. Accordingly, while revenues declined by $4,238,000, cost of revenues declined by only $327,000. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with an ASP business model, competitive pricing pressure, the introduction of new products, and changes in volume.

     The Company entered into multiple vendor agreements for outsourced services as part of its ASP solution offering for certain Online Banking and Payment Solutions clients. Some of these vendor agreements commit the Company to specified minimum charges during the terms of the contracts. During 2003, several of the Company's clients migrated from this ASP environment to an in-house solution utilizing InteliData's licensed software. As a result, a possibility exists for future losses due to the decrease in estimated future revenue streams when compared with the Company's current contractual cost structure for outsourced services within this ASP environment.

     In assessing potential future losses associated with the Company's ASP business, the Company may include the possibility of new clients that would add incremental revenue to this ASP environment. Additionally, the Company may have the opportunity to restructure vendor contracts and decrease contractual charges (e.g., renegotiate or extend the current contract with lower minimum charges or migrate to different vendors). Management continues to assess both the potential for new business prospects and the possibility of reducing the Company's costs through renegotiation of existing agreements. In June 2004, the Company restructured one such agreement and decreased its overall prospective ASP operations costs. Entering the third quarter of 2004, the projected revenues are estimated to exceed projected costs by approximately $85,000 on a monthly basis based on the June 2004 results; this gap will fluctuate based on monthly activity. In accordance with generally accepted accounting principles, the Company is accounting for these contract costs as they are incurred.

General and Administrative

     General and administrative expenses decreased $552,000 to $3,468,000 for the first six months of 2004 from $4,020,000 for the first six months of 2003. The decrease was primarily attributable to the Company's reduction of corporate and administrative expenses that resulted from employee-related actions and aggressive expense controls. The Company plans to continually assess its operations to review its expenses and infrastructures in light of anticipated business levels.

Sales and Marketing

     Sales and marketing  expenses  decreased $166,000 to $712,000 for the first six months of 2004 from $878,000 for the first six months of 2003. This was primarily attributable to employee-related actions, lower travel costs and a reduction in tradeshow-related expenses. The Company plans to continually assess its operations to review its expenses and infrastructures in light of anticipated business levels.

Research and Development

     Research and development costs decreased $151,000 to $2,426,000 for the first six months of 2004 from $2,577,000 for the first six months of 2003. The Company's primary research and development efforts are in Payment Solutions and the Company did not decrease research and development investments in this product line. Rather, the decrease is a result of certain employee-related actions in other product lines primarily achieved through non-replacement of attrition and the re-assignment to Payment Solutions. The Company plans to continually assess its operations to review its expenses and infrastructures in light of anticipated business levels.

     For the remainder of 2004, the Company expects to focus its research and development efforts on its Payment Solutions product offerings. The development efforts for Online Banking and Card Services products will likely be focused primarily on product upgrades and product maintenance.

Amortization of Goodwill and Intangibles

     Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), requires the Company to not amortize goodwill and certain intangibles into results of operations, but instead the Company would review these assets for impairment, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. The assets would be written down and impairment losses would be charged to results of operations only in the periods in which the recorded values are determined to be more than their fair values. The amortization of certain intangibles continued at an annualized rate of $720,000. As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill.

     As of June 30, 2004, the Company performed the required annual review in accordance with SFAS 142. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within its industry. This review utilized the same approaches (i.e., discounted cash flow model, guideline company method, and similar transactions method) and similar considerations as the initial and previous tests. Given consideration of these factors and the Company's declining market capitalization, the Company recorded a goodwill impairment charge in the amount of $26,238,000. Other Income

     Other income (expense), primarily rental receipts, interest income and other expenses including state and local taxes, increased $101,000 to $84,000 for the first six months of 2004 from ($17,000) for the first six months of 2003. The increase is primarily attributable to sub-lease rental receipts and the incurrence of state and local taxes.

Weighted-Average Common Shares Outstanding and Basic and Diluted Loss Per Common Share

     The basic and diluted weighted-average common shares increased to 51,168,000 for the first six months of 2004 compared to 48,935,000 for the first six months of 2003. The increase resulted primarily from stock awards to employees, exercises of stock options, stock purchases under the Employee Stock Purchase Plan, and exercises of warrants. During July 2003, the Company issued 1,431,364 shares of its common stock pursuant to the exercise of warrants, as amended, by institutional investors who participated in the Company's private placement of common stock in November and December, 2001.

     Losses from continuing operations were $29,337,000 and $158,000 for the six-month periods ended June 30, 2004 and 2003, respectively, while there was no gain or loss from discontinued operations in either period. Net losses were $29,337,000 and $158,000 for 2004 and 2003, respectively. As a result of the foregoing, basic and diluted net loss per common share was $0.57 for the first six months of 2004 compared to a basic and diluted net loss per common share of $0.00 for the first six months of 2003.

Liquidity and Capital Resources

     During the first six months of 2004, the Company's cash and cash equivalents decreased by $2,226,000. At June 30, 2004, the Company had $5,377,000 in cash and cash equivalents, $4,042,000 of working capital with no long-term debt, and $9,777,000 in stockholders' equity. The Company's principal needs for cash in the first six months of 2004 were for funding operating losses and changes in working capital. The Company had decreases in accounts receivable of $47,000 and accounts payable of $22,000 for the six months ended June 30, 2004.

     The Company's cash requirements for operating activities in the first six months of 2004 were financed primarily by cash and cash equivalents on hand.

     Net cash used in investing activities in the first six months of 2004 was $47,000 for the purchases of property and equipment.

     Net cash provided by financing activities in the first six months of 2004 was $49,000 and consisted of $51,000 from the issuance of the company's common stock through stock option exercises and the Employee Stock Purchase Plan, offset by $2,000 related to payments made to acquire treasury stock.

     The Company entered into multiple vendor agreements for outsourced services as part of its ASP solution offering for certain Online Banking and Payment Solutions clients. Some of these vendor agreements commit the Company to specified minimum charges during the terms of the contracts. These purchase obligations are disclosed below. During 2003, several of the Company's clients migrated from this ASP environment to an in-house solution utilizing InteliData's licensed software. As a result, a possibility exists for future losses due to the decrease in estimated future revenue streams when compared with the Company's current contractual cost structure for outsourced services within this ASP environment.

     In assessing potential future losses associated with the Company's ASP business, the Company may include the possibility of new clients that would add incremental revenue to this ASP environment. Additionally, the Company may have the opportunity to restructure vendor contracts and decrease contractual charges (e.g., renegotiate or extend the current contract with lower minimum charges or migrate to different vendors). Management continues to assess both the potential for new business prospects and the possibility of reducing the Company's costs through renegotiation of existing agreements. In June 2004, the Company restructured one such agreement and decreased its overall prospective ASP operations costs. Entering the third quarter of 2004, the projected revenues are estimated to exceed projected costs by approximately $85,000 on a monthly basis; this gap will fluctuate based on monthly activity. In accordance with generally accepted accounting principles, the Company is accounting for these contract costs as they are incurred. There can be no assurance that the Company will be successful in mitigating these factors. In the event that new client revenues do not materialize, growth rates do not meet expected projections and/or the Company is not successful in its renegotiation efforts, the Company may experience future period losses from the Company's ASP business, which could have a material adverse impact on the Company's financial position or results of operations.

     Based on the restructured vendor contract, the updated future minimum payments under purchase obligations for outsourced services are as follows (in thousands) at January 1, 2004:

-------------------------------------- -------------------------------------------------------------------------------
                                                                   Payment due by period
-------------------------------------- -------------------------------------------------------------------------------
-------------------------------------- --------------- ----------------- --------------- --------------- -------------
                                                          Less than           1-3             3-5         More than
                                           Total            1 year           years           years         5 years
-------------------------------------- --------------- ----------------- --------------- --------------- -------------

-------------------------------------- --------------- ----------------- --------------- --------------- -------------
Purchase Obligations                     $   3,050        $   2,410        $   640          $   -          $    -
-------------------------------------- --------------- ----------------- --------------- --------------- -------------

     Based on the Company's current capital levels and its assumptions about future operating results, the Company believes that it will have sufficient resources to fund existing operating plans for at least the next twelve months. The Company's achievement of its operating plan remains predicated upon both existing and prospective customer decisions to procure certain products and services in a timeframe consistent with the operating plan assumptions. Historically, these decisions have not evolved timely for varying reasons, including slower than expected market demand, budgetary constraints, and internal product development and resource initiatives. In the event of continued future revenue delays, the Company would seek to adjust certain expense structures to mitigate the potential impact that these delays would have on its capital levels. These opportunities include additional reductions in selling, general and administrative expenditures, the potential of consolidating certain operational activities, the ability to negotiate more favorable terms associated with existing service provider contracts and the elimination of certain marketing costs. However, if actual results differ materially from current assumptions, the Company may not have sufficient capital resources and may have to modify operating plans and/or seek additional capital resources. If the Company engages in efforts to obtain additional capital, it can make no assurances that these efforts will be successful or that the terms of such funding would be beneficial to the common stockholders. Additionally, the Company continues to assess a variety of strategic alternatives, which will be focused on enhancing InteliData's position in the electronic banking marketplace by exploring strategic opportunities intended to enhance stockholder value. There can be no assurance that any transaction will result from this effort.

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

     Allowance for Doubtful Accounts - Determination of our allowance for doubtful accounts requires significant estimates. Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company sells its products primarily to FI's in the United States. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's on-going credit evaluation process and the financial position of the FI's that are highly regulated. The Company does not generally require collateral from customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of June 30, 2004, the Company's top eight customers comprised approximately 64% of the net accounts receivable balance.

     A number of factors are considered in establishing the allowance, including historical collection experience, the macro-economic environment, estimates of forecasted write-offs, the aging of the accounts receivable portfolio, and others. If the financial condition of our accounts receivable portfolio deteriorates, additional allowances would be required.

     Valuation of Goodwill and Intangible Assets - On an annual basis (as of June 30th), the Company conducts a review of goodwill for impairment. The Company assesses the fair value of its only reporting unit for the purposes of testing goodwill by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, we determine whether the fair value of the reporting unit exceeds the carrying amount of our net assets. If the carrying amount of our reporting unit exceeds its fair value, we compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.
Since the carrying amount of reporting unit goodwill exceeded the implied fair value as of June 30, 2004, we recognized a $26,238,000 goodwill impairment charge. See below for a detailed discussion regarding the significant assumptions and estimates employed in this process and Note 2 to the Condensed Consolidated Financial Statements for additional details.

     We also review our amortizing intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Accordingly, when appropriate, the Company reviews its long-lived assets (including amortizing intangible assets) for impairment at the enterprise level initially following an undiscounted cash flow approach following the guidance in SFAS No. 144. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company would recognize an impairment loss equal to the difference between the fair value and the carrying value of the asset. The fair value would be calculated following a discounted cash flow approach.

     These reviews require the Company to make estimates of projected cash flows in order to determine if its assets are impaired. We make significant assumptions and estimates in this process regarding matters that are inherently uncertain, such as making revenue and cost projections, calculating remaining useful lives, assuming discount rates and costs of capital, among others. Reviews for impairment between annual reviews may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. While we believe that our estimates are reasonable, different assumptions regarding such cash flows (for example, either based on varying costs of capital, changes in underlying economic assumptions, or any resulting transaction from strategic initiatives) could materially affect our valuation.

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


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The information contained in this report includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the uncertainty as to whether the Company will be successful in consummating any financial or strategic transaction, our ability to continue funding operating losses, the impact of declines in the Company's stock price and its ability to maintain minimum listing standards of the NASDAQ stock markets, different assumptions regarding cash flows (for example, either based on varying costs of capital, changes in underlying economic assumptions, or any resulting financial or strategic transactions) affecting valuation analyses, our ability to develop, sell, deliver and implement our payment solution products and services, some of which are largely unproven in a production environment, to financial institution customers, our ability to manage our expenses in line with anticipated business levels, the ability of the Company to complete product implementations in required time frames and the Company's ability to maintain customers and increase its recurring revenues and/or reduce operating costs associated with its ASP business in order to make this operation profitable, the Company's ability to retain key customers and to increase revenues from existing customers, the impact of customers deconverting from use of our products and services to the use of competitive products or in-house solutions, the effect of planned customer migrations from outsourced solutions to in-house solutions with a resulting loss of recurring revenue, the impact of competitive products, pricing pressure, product demand and market acceptance risks, pace of consumer acceptance of home banking and reliance on the Company's bank clients to increase usage of Internet banking by their customers, the effect of general economic conditions on the financial services industry, mergers and acquisitions, risk of integration of the Company's technology by large software companies, the ability of financial institution customers to implement applications in the anticipated time frames or with the anticipated features, functionality or benefits, reliance on key strategic alliances and newly emerging technologies, the ability of the Company to leverage its third party relationships into new business opportunities in the electronic bill payment and presentment ("EBPP") market, the on-going viability of the mainframe marketplace and demand for traditional mainframe products, the ability to attract and retain key employees, the availability of cash for long-term growth, product obsolescence, ability to reduce product costs, fluctuations in operating results, delays in development of highly complex products, and other risks detailed from time to time in InteliData filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 2003. These risks could cause the Company's actual results for 2004 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, InteliData. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act. InteliData is not under any obligation (and expressly disclaims an obligation) to update or alter its forward-looking statements, whether as a result of new information or otherwise.

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

(b)  CHANGE IN INTERNAL CONTROLS

     There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II: OTHER INFORMATION
--------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     The Company's Annual Meeting of Stockholders was held on May 21, 2004. Matters submitted at the meeting for vote by the Stockholders were the following:

     1)   Election of Directors

          The Stockholders elected one Class II member of the Board of Directors with the following votes: Neal F. Finnegan with 44,229,108 votes for and 511,910 votes withheld.

     2)   Ratification of Independent Auditors

          The Stockholders ratified the selection of Deloitte & Touche LLP as independent auditors for InteliData for the year ending December 31, 2004 with the following votes: 44,183,527 for, 454,708 against, and 102,783 abstain.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  EXHIBITS


     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K (Item 5) with the Securities and Exchange Commission on June 18, 2004, relating to the receipt of a notice from Nasdaq dated June 16, 2004, indicating the Company was not in compliance with Nasdaq's Marketplace Rule 4450(a)(5), because the Company's common stock failed to maintain the minimum bid price of $1.00 during the past thirty consecutive trading days. The Company has been granted until December 13, 2004 to regain compliance with Marketplace Rule 4450(a)(5). Compliance with the rule will be determined by the Nasdaq staff, but generally requires that the closing bid price of the Company's common stock be at least $1.00 for a minimum of ten consecutive trading days.

     The Company furnished a Current Report on Form 8-K (Item 12) to the Securities and Exchange Commission on May 5, 2004, to report that InteliData issued a press release announcing results of operations and financial condition for the quarter ended March 31, 2004 (not incorporated by reference).

                                   * * * * * *

                                    SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2004.


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