Form 10-Q
period 2004-09-30
INTELIDATA TECHNOLOGIES CORP
filed 2004-11-08
CIK 1021810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2004	Commission File Number 000-21685

INTELIDATA TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	54-1820617
(State of Incorporation)	(I.R.S. Employer Identification Number)

11600 Sunrise Valley Drive, Suite 100, Reston, VA 20191

(Address of Principal Executive Offices) (Zip Code)

(703) 259-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares of the registrant’s Common Stock outstanding on September 30, 2004 was 51,335,000.

INTELIDATA TECHNOLOGIES CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELIDATA TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

(in thousands, except share data; unaudited)

	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,583	$7,603
Accounts receivable, net	2,930	2,890
Other receivables	120	180
Prepaid expenses and other current assets	191	625

Total current assets	7,824	11,298

NONCURRENT ASSETS
Property and equipment, net	1,061	1,529
Goodwill	—	26,238
Intangible asset, net	4,520	5,060
Other assets	211	211

TOTAL ASSETS	$13,616	$44,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,182	$1,531
Accrued expenses	1,382	1,599
Deferred revenues	1,929	1,351
Accrued rent	240	364
Net liabilities of discontinued operations	161	45

TOTAL CURRENT LIABILITIES	4,894	4,890
Accrued rent	280	380
Net liabilities of discontinued operations	—	75

TOTAL LIABILITIES	5,174	5,345

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized 100,000,000 shares; issued 52,170,000 shares in 2004 and 52,065,000 shares in 2003; outstanding 51,335,000 shares in 2004 and 51,231,000 shares in 2003	52	52
Additional paid-in capital	307,024	306,963
Treasury stock, at cost: 835,000 shares in 2004 and 834,000 shares in 2003	(2,548)	(2,546)
Deferred compensation	(111)	(228)
Accumulated deficit	(295,975)	(265,250)

TOTAL STOCKHOLDERS’ EQUITY	8,442	38,991

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,616	$44,336

See accompanying notes to condensed consolidated financial statements.

INTELIDATA TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(in thousands, except per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues
Software	$—	$22	$—	$660
Consulting services, recurring and termination fees	3,604	4,670	10,942	15,608

Total revenues	3,604	4,692	10,942	16,268

Cost of revenues
Software	—	—	—	—
Consulting services, recurring and termination fees	1,439	1,858	4,994	5,740

Total cost of revenues	1,439	1,858	4,994	5,740

Gross profit	2,165	2,834	5,948	10,528

Operating expenses
General and administrative	1,836	1,417	5,304	5,437
Sales and marketing	323	451	1,035	1,329
Research and development	1,239	1,369	3,665	3,946
Goodwill impairment charge	—	—	26,238	—
Amortization of intangible asset	180	180	540	540

Total operating expenses	3,578	3,417	36,782	11,252

Operating loss	(1,413)	(583)	(30,834)	(724)
Other income (expenses), net	25	16	109	(1)

Loss before income taxes	(1,388)	(567)	(30,725)	(725)
Provision for income taxes	—	—	—	—

Net loss	$(1,388)	$(567)	$(30,725)	$(725)

Basic and diluted earnings (loss) per common shares	$(0.03)	$(0.01)	$(0.60)	$(0.01)

Basic and diluted weighted-average common shares outstanding	51,179	50,864	51,180	49,641

See accompanying notes to condensed consolidated financial statements.

INTELIDATA TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands; unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Deferred Compensation	Accumulated Deficit	Comprehensive Loss	Total
	Shares	Amount
Balance at January 1, 2004	52,065	$52	$306,963	$(2,546)	$(228)	$(265,250)		$38,991
Issuances of common stock:
Exercise of stock options	56	—	43	—	—	—		43
Employee Stock Purchase Plan	14	—	8	—	—	—		8
Issuances of restricted stock	95	—	98	—	(98)	—		—
Cancellations of restricted stock	(60)	—	(88)	—	88	—		—
Purchase of treasury stock, at cost	—	—	—	(2)	—	—		(2)
Amortization of deferred compensation	—	—	—	—	127	—		127
Net loss	—	—	—	—	—	(30,725)	$(30,725)	(30,725)

Comprehensive loss							$(30,725)

Balance at September 30, 2004	52,170	$52	$307,024	$(2,548)	$(111)	$(295,975)		$8,442

See accompanying notes to condensed consolidated financial statements.

INTELIDATA TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(in thousands; unaudited)

	2004	2003
Cash flows from operating activities
Net loss from continuing operations	$(30,725)	$(725)
Adjustments to reconcile net loss from continuing operations to net cash from operating activities of continuing operations:
Goodwill impairment charge	26,238	—
Amortization of intangible asset	540	540
Depreciation and amortization	509	856
Deferred compensation expense	127	204
Net loss on disposal of property and equipment	8	138
Changes in certain assets and liabilities:
Accounts receivable	(40)	(477)
Prepaid expenses and other current assets	494	450
Accounts payable	(349)	18
Accrued expenses and accrued rent	(441)	(1,405)
Deferred revenue	578	(281)

Net cash used in operating activities of continuing operations	(3,061)	(682)

Cash released from escrow account	224	—
Payments on liabilities of discontinued operations	(183)	(104)

Net cash used in discontinued operations	41	(104)

Net cash used in operating activities	(3,020)	(786)

Cash flows from investing activities
Purchases of property and equipment	(49)	(137)

Net cash used in investing activities	(49)	(137)

Cash flows from financing activities
Proceeds from issuance of common stock	51	3,847
Payments to acquire treasury stock	(2)	(52)

Net cash provided by financing activities	49	3,795

(Decrease) increase in cash and cash equivalents	(3,020)	2,872

Cash and cash equivalents, beginning of period	7,603	5,674

Cash and cash equivalents, end of period	$4,583	$8,546

See accompanying notes to condensed consolidated financial statements.

INTELIDATA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

(1)	Basis of Presentation

The condensed consolidated balance sheet of InteliData Technologies Corporation (“InteliData” or the “Company”) as of September 30, 2004, the related condensed consolidated statements of operations and cash flows for the nine-month periods ended September 30, 2004 and 2003, and the related condensed consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2004 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. The condensed consolidated balance sheet as of December 31, 2003 was derived from the Company’s audited December 31, 2003 balance sheet. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

The condensed consolidated financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company’s annual audited financial statements and notes. These financial statements should be read in conjunction with the annual audited financial statements of the Company and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Form 10-K for the fiscal year ended December 31, 2003.

(2)	Summary of Significant Accounting Policies

(a)     Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material intercompany balances and transactions. Certain reclassifications have been made to the prior year financial statements to conform to the 2004 financial statement presentation.

(b)     Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Estimates include, but are not limited to, allowance for doubtful accounts, costs of environmental remediation for real property previously sold, depreciation of fixed assets, valuation of intangible assets which include goodwill, provision for discontinued operations, and project plans for the completion and delivery of certain solutions. These accounting estimates are based on information currently available. Actual results could differ from those estimates and in some cases the actual results could vary materially from the estimates.

(c)     Revenue Recognition – The Company supplies online banking and bill payment software to financial institutions (“FI’s”). The Company’s revenues associated with integrated solutions that bundle software products with customization, installation and training services are recognized using the percentage of completion method of accounting based on cost incurred as compared to estimated costs at completion.

The Company enters into contracts where the delivered software may not require significant customization. Upon delivery, the Company either recognizes revenue ratably over the contract period for contracts where vendor specific objective evidence (“VSOE”) of fair value for post contract customer support (“PCS”) does not exist or recognizes revenue in full where VSOE of fair value for PCS does exist.

The Company also enters into multiple element arrangements. Elements typically include software, consulting, implementation and PCS. PCS contracts generally require the Company to provide technical support and unspecified, readily available software updates and upgrades to customers. Revenue from these multiple element arrangements is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, the fee is fixed and determinable, and collectibility is considered probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered and all obligations are met. Currently, the Company does not have VSOE of fair value for some of the elements within its multiple element arrangements. Therefore, all revenue under such arrangements is recognized ratably over the term of the PCS contract. Revenue from transactional services, which includes hosting and application services provider (“ASP”) services, is recognized as transactions are processed.

Emerging Issues Task Force Abstract Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), provides guidance in determining whether or not the provisions of Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), should be applied to hosting arrangements. The Company has some contracts where the customers operate software in an ASP environment. The customer may not take possession of the software without incurring significant transition and infrastructure costs, as well as potential payments of fees to the Company for the termination of such arrangements. In cases where the customer has not licensed software from InteliData, the customer must also purchase a license prior to having the right to use the software in its own operating environment, in addition to the aforementioned fees. In these situations, the Company applies the guidance under EITF 00-3 and the Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and recognizes the revenue associated with the license and/or implementation fees ratably over the initial term of the contract.

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

(d)     Recent Accounting Pronouncements – In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), which requires that an issuer classify financial instruments that are within the scope of SFAS 150 as a liability. Under prior guidance, these same instruments would be classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. The adoption of SFAS 150 did not have a material effect on our financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123 (“SFAS 148”). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for annual and interim periods beginning after December 15, 2002. As the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation, SFAS 148 did not have any impact on our financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (including Certain Costs Incurred in a Restructuring) (“SFAS 146”), which supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to

Exit an Activity (“EITF 94-3”). SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after September 30, 2002. As of March 31, 2003, the Company ceased using one of its leased spaces at its offices in Reston, Virginia. The remaining obligation on this lease was approximately $1,080,000 through December 31, 2006. In accordance with SFAS 146, the Company estimated the fair value of net sublease rent to be approximately $465,000 over the remaining term. Accordingly, the Company recorded an expense of $625,000 and a corresponding liability as of March 31, 2003. As of May 1, 2003, the Company has a subtenant for this space for the majority of the remaining lease term and the actual results of net sublease rent could differ from the above estimates. As of September 30, 2004, the estimated remaining liability was approximately $368,000.

In July 2004, the Company determined that it would be more cost-effective to relocate its South Carolina operations to its headquarters in Reston, Virginia, based on the number of remaining employees and the existing operations at the time. Accordingly, the Company relocated two employees, designated three others as field employees and ceased using its leased office space in Charleston, South Carolina. The remaining obligation on this lease was approximately $212,000 through April 12, 2006. In accordance with SFAS 146, the Company estimated the fair value of net sublease rent to be approximately $167,000 over the remaining term. Accordingly, the Company recorded an expense of $45,000 and a corresponding liability in July. As of September 30, 2004, the Company does not have a subtenant for this space and the estimated remaining liability was approximately $39,000.

(e)     Valuation of Long-Lived Assets – The Company reviews its long-lived assets such as property, plant and equipment and identifiable intangibles with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value and carrying value of the asset. Impairment analyses, when performed, are based on the Company’s current business and technology strategy, views of growth rates for the business, anticipated future economic conditions, and expected technological availability.

(f)     Goodwill and Other Intangible Assets – SFAS No. 141, Business Combinations (“SFAS 141”) requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires the use of an amortization and non-amortization approach to account for certain intangibles and purchased goodwill. Under a non-amortization approach, goodwill and certain intangibles are not to be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. These reviews are to be performed at least annually and tests for impairment between n annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. The amortization and non-amortization provisions of SFAS 142 are to be applied to all goodwill and intangible assets acquired after June 30, 2001. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 was adopted by the Company on January 1, 2002. As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill. The goodwill and intangible asset (which is subject to amortization) consisted of the following components (in thousands) as of:

	September 30, 2004	December 31, 2003
Goodwill	$—	$26,238

Intangible asset, gross carrying amount	$7,200	$7,200
Accumulated amortization	(2,680)	(2,140)

Net intangible asset	$4,520	$5,060

As the Company disclosed in the first quarter, the required annual impairment testing date is as of June 30th. As of March 31, 2004, the Company was not aware of events or circumstances that could indicate impairment of goodwill and its market capitalization indicated a fair value substantially in excess of the Company’s carrying amount, including goodwill. During the second quarter of 2004, the Company experienced unanticipated business challenges, as customer decisions on acquiring InteliData’s products and services were not completed for a variety of reasons (e.g., merger and acquisition activities that shift priorities, merger and acquisition activities that reduce the number of prospects, and the timing of requests for proposals and decision making processes). Additionally, competition in the marketplace increased pricing pressures (e.g., a competitor lowered pricing for some customers to prevent attrition). These marketplace challenges led the Company to reevaluate the financial projections and related cash flows for the next three years and to reconsider longer-term estimates. In addition, the Company noted a sharp reduction in its market capitalization subsequent to the first quarter of 2004, which reflected its marketplace challenges and corroborated its revised financial projections discussed above.

As of June 30, 2004, the Company performed the required annual impairment testing for goodwill in accordance with SFAS 142. These reviews utilized the same approaches and similar considerations as previous tests. The goodwill impairment test, performed at the reporting unit level, is a two-step analysis. First, the fair value of the reporting unit was compared to its carrying amount, including goodwill. Fair value was determined using generally accepted valuation methodologies (i.e., discounted cash flow model, guideline company method, and similar transactions method). That is, the Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within its industry. As the fair value of the reporting unit was less than its carrying amount, the Company compared the implied fair value of reporting unit goodwill with the carrying amount of that goodwill to measure the amount of impairment loss. Accordingly, the Company performed a hypothetical purchase price allocation based on the reporting unit’s fair value to determine the fair value of the reporting unit’s goodwill in order to measure the goodwill impairment charge. This hypothetical purchase price allocation required the evaluation of the fair values of unrecorded assets, such developed technologies, customer relationships and deferred tax assets, in addition to the fair values of recorded net assets. The Company used accepted valuation methodologies to value these assets, including but not limited to, the replacement cost approach and relief from royalty approach (i.e., what the Company would have to pay for the use of its technologies in a hypothetical licensing or royalty arrangement). Consideration was given to the unrecorded net assets only for the purpose of measuring the amount of goodwill impairment loss. Accordingly, the Company did not record such net assets on the balance sheet.

Given consideration of these factors and the Company’s declining market capitalization, the Company recorded a goodwill impairment charge in the amount of $26,238,000 in the second quarter. The analysis discussed above clearly indicated that the goodwill balance was fully impaired. As discussed above, the analysis required the Company to make estimates of projected cash flows in order to determine if its assets are impaired. The Company made significant assumptions and estimates in this process regarding matters that are inherently uncertain, such as forecasting revenue and cost projections, calculating remaining useful lives, assuming discount rates and costs of capital, among others. Management believes that the judgments, estimates and assumptions used are reasonable and supportable.

(3)	Discontinued Operations

As of September 30, 2004, the net liabilities of discontinued operations of $161,000 relate to the telecommunications divisions. These liabilities relate to the environmental clean up associated with prior tenants’ operations at InteliData’s former New Milford, Connecticut property. In January 2000, InteliData sold the New Milford, Connecticut property and the building located thereon, its only remaining asset in its discontinued operations of the telecommunications division. In the context of this sale, InteliData agreed to undertake limited remediation of the site in accordance with applicable state and federal law. The subject site is not a listed federal or state Superfund site and InteliData has not been named a “potentially responsible party” at the site. The remediation plan agreed to with the purchaser allows InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Further, at the time of the sale of the facility, InteliData established a $200,000 escrow account from the proceeds of the sale for certain investigation/remediation costs. This escrow account was interest bearing and would be paid out to InteliData. In April 2004, the escrow account balance of approximately $224,000 was released and paid to InteliData. The net liability of discontinued operations was increased to reflect the cash received by InteliData. Moreover, InteliData has obtained environmental insurance to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. InteliData estimates its remaining liability at September 30, 2004 related to this matter, including the escrow amount received, and other costs to be approximately $161,000. This amount is recorded as a liability on the balance sheet.

The Company has engaged a legal firm and an environmental specialist firm to represent it regarding this matter. The timing of the ultimate resolution of this matter is estimated to be from two to four years under the Company’s proposed compliance plan, which involves a natural attenuation and periodic compliance monitoring approach. Management does not believe that the resolution of this matter will likely have a material adverse effect on the Company’s financial condition or results of operations.

(4)	Stockholders’ Equity

During July 2003, the Company issued 1,431,364 shares of its common stock pursuant to the exercise of warrants, as amended, by institutional investors who participated in the Company’s private placement of common stock in November and December, 2001. The warrant exercise resulted in gross proceeds of approximately $3,335,000. All of the warrants that were issued as part of the 2001 private placement have been exercised.

(5)	Commitments and Contingencies

Purchase Obligations – The Company entered into multiple vendor agreements for outsourced services as part of its ASP solution offering for certain Online Banking and Payment Solutions clients. Some of these vendor agreements commit the Company to specified minimum charges during the terms of the contracts. These purchase obligations are disclosed below. During 2003, several of the Company’s clients migrated from this ASP environment to an in-house solution utilizing InteliData’s licensed software. As a result, a possibility exists for future losses due to the decrease in estimated future revenue streams when compared with the Company’s current contractual cost structure for outsourced services within this ASP environment.

In assessing potential future losses associated with the Company’s ASP business, the Company may include the possibility of new clients that would add incremental revenue to this ASP environment. Additionally, the Company may have the opportunity to restructure vendor contracts and decrease contractual charges (e.g., renegotiate or extend the current contract with lower minimum charges or migrate to different vendors). Management continues to assess the potential for new business prospects, the possibility of reducing the Company’s costs through renegotiation of existing agreements, and/or exiting the ASP business by referring clients and prospects to a hosting vendor and providing a license solution and support services. In June 2004, the Company restructured one such agreement and decreased its overall prospective ASP operations costs. Entering the fourth quarter of 2004, the projected revenues are estimated to exceed projected costs by approximately $84,000 on a monthly basis based on the September 2004 results; this gap will fluctuate based on monthly activity. In accordance with generally accepted accounting principles, the Company is accounting for these contract costs as they are incurred.

(6)	Income Taxes

At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $205 million, which expire in 2008 through 2023. The net loss for the nine-month period ended September 30, 2004 will contribute to the increase of total net operating loss carrryforwards. The Company continues to establish a full valuation allowance for deferred tax assets, because it is deemed, based on available evidence, that it is more likely than not that all of the deferred tax assets will not be realized.

* * * * * *

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following represents the results of operations for InteliData Technologies Corporation. Such information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

The Company generates revenues from each of its three product offerings – Payment Solutions, Card Services, and Online Banking. Within these product offerings, the Company obtains revenues from various sources – software license fees, consulting services fees, use-based fees, maintenance fees, and other fees. Software license fees include revenues generated from license sales. Consulting services fees include revenues generated from professional services rendered. Use-based fees include revenues generated from user accounts, transactions, remittances and other related activities. Maintenance fees include revenues generated from maintenance agreements for support services for licensed software. Other fees are termination charges levied for early termination of contracts.

Within revenues generated from Payment Solutions, consulting services will fluctuate with the demand of services based on client internal projects as well as new system implementations. Use-based fees will fluctuate based on the addition of new clients and user adoption rates that translate into additional users and additional transactions. Additionally, use-based revenues may decline with departures of clients for other solutions and/or clients’ migrating the InteliData solution in-house through a license arrangement that may eliminate user fees.

Within revenues generated from Card Services, consulting services will fluctuate with the demand of services based on client internal projects as well as new client implementations. Use-based fees will fluctuate based on the addition of new clients and user adoption rates that translate into additional users and additional transactions. Additionally, use-based revenues may increase due to added functionalities or may decline with departures of clients for other solutions and/or clients’ migrating the InteliData solution in-house through a license arrangement that may eliminate user fees.

Within revenues generated from Online Banking, use-based revenues will fluctuate based on the addition of new clients and user adoption rates that translate into additional users and additional transactions. However, use-based revenues may decline with departures of clients for other solutions and/or clients’ migrating the InteliData solution in-house through a license arrangement that may eliminate user fees.

The following table sets forth the Company’s sources of revenue for each of the three-month and nine-month periods ended September 30, 2004, and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Payment Solutions
Software license	$—	$22	$—	$477
Consulting services	307	351	932	1,836
Use-based	1,233	1,093	3,883	3,110
Maintenance	285	216	924	634

Subtotal	1,825	1,682	5,739	6,057

Card Services
Consulting services	82	63	208	251
Use-based	1,203	1,131	3,506	3,387
Other	—	—	—	13

Subtotal	1,285	1,194	3,714	3,651

Online Banking
Software license	—	—	—	183
Consulting services	52	417	164	1,296
Use-based	247	1,221	741	4,627
Maintenance	195	178	584	454

Subtotal	494	1,816	1,489	6,560

Total
Software license	—	22	—	660
Consulting services	441	831	1,304	3,383
Use-based	2,683	3,445	8,130	11,124
Maintenance	480	394	1,508	1,088
Other	—	—	—	13

Total	$3,604	$4,692	$10,942	$16,268

Three Months Ended September 30, 2004 and 2003

Revenues

The Company’s third quarter revenues were $3,604,000 in 2004 compared to $4,692,000 in 2003, a decrease of $1,088,000.

The third quarter revenues from Payment Solutions were $1,825,000 in 2004 compared to $1,682,000 in 2003, an increase of $143,000. These revenues included items related to the Company’s billpay warehouse, funds transfer and certain OFX solutions, as well as the billpay portions of the ASP offerings. Consulting services fees decreased $44,000, while use-based fees increased $140,000 quarter over quarter. The decrease in consulting services fees was primarily due to the completion of projects in 2003 and limited new projects in 2004, while the increase in use-based fees was due to the growth from existing clients. Software license fees decreased $22,000 because there were no software license sales in 2004.

The third quarter revenues from Card Services were $1,285,000 in 2004 compared to $1,194,000 in 2003, an increase of $91,000. Consulting services fees increased $19,000 and use-based fees increased $72,000, quarter over quarter. The increase in consulting services fees was due to the increase in new projects, while the increase in use-based fees was due to the growth in users and transactions from continuing clients. In September 2004, the Company discontinued providing services to two clients that represent approximately $248,000 in monthly recurring revenues. One of the clients moved to an in-house solution, while the other opted for another service provider. This did not impact the third quarter results, but will have an impact on revenue going forward.

The third quarter revenues from Online Banking were $494,000 in 2004 compared to $1,816,000 in 2003, a decrease of $1,322,000. These revenues include items related to the Company’s Interpose® Web Banking, Interpose® Transaction Engine, and certain OFX solutions, as well as the online banking portions of the ASP offerings. The decrease was primarily attributable to the $974,000 decrease in use-based fees. Three large customers who were operating in the ASP environment during the first quarter of 2003 did not pay recurring fees during 2004. In one instance, a bank that used the Company’s online banking platform based on older Home Account Canopy™ Banking technology, converted to a competitor’s product. Two other banks paid the Company a one-time license fee in 2003 and moved the InteliData software in-house in 2003, which resulted in a decrease to the Company’s monthly fees for hosting the software in an ASP arrangement. The resulting decrease was partially offset by growth in user fees from existing clients. Additionally, consulting services fees decreased $365,000. The decrease was primarily due to the completion of projects in 2003 and fewer new projects in 2004.

Cost of Revenues and Gross Profit

The Company’s cost of revenues decreased $419,000 to $1,439,000 in the third quarter of 2004 from $1,858,000 in the third quarter of 2003. The decrease was primarily due to decreases in cost of revenues associated with decreased professional services. The cost structures to generate the revenues are bundled together and cannot be broken out in the same manner as the revenues. Costs of revenues include vendors for outsourced services and employees directly working to generate revenues.

Overall gross profit margins were 60% for the third quarters of 2004 and 2003. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with an ASP business model, competitive pricing pressure, the introduction of new products, and changes in volume.

The Company entered into multiple vendor agreements for outsourced services as part of its ASP solution offering for certain Online Banking and Payment Solutions clients. Some of these vendor agreements commit the Company to specified minimum charges during the terms of the contracts. During 2003, several of the Company’s clients migrated from this ASP environment to an in-house solution utilizing InteliData’s licensed software. As a result, a possibility exists for future losses due to the decrease in estimated future revenue streams when compared with the Company’s current contractual cost structure for outsourced services within this ASP environment.

In assessing potential future losses associated with the Company’s ASP business, the Company may include the possibility of new clients that would add incremental revenue to this ASP environment. Additionally, the Company may have the opportunity to restructure vendor contracts and decrease contractual charges (e.g., renegotiate or extend the current contract with lower minimum charges or migrate to different vendors). Management continues to assess the potential for new business prospects, the possibility of reducing the Company’s costs through renegotiation of existing agreements, and/or exiting the ASP business by referring clients and prospects to a hosting vendor and providing a license solution and support services. In June 2004, the Company restructured one such agreement and decreased its overall prospective ASP operations costs. Entering the fourth quarter of 2004, the projected revenues are estimated to exceed projected costs by approximately $84,000 on a monthly basis based on the September 2004 results; this gap will fluctuate based on monthly activity. In accordance with generally accepted accounting principles, the Company is accounting for these contract costs as they are incurred.

General and Administrative

General and administrative expenses increased $419,000 to $1,836,000 in the third quarter of 2004 from $1,417,000 in the third quarter of 2003. The increase was primarily attributable to the Company’s loss experience under its self-insured medical plan; the loss was lower in 2003 and higher in 2004. Additionally, the Company incurred expenses related to compliance with Sarbanes-Oxley in 2004 that were not incurred in 2003.

Sales and Marketing

Sales and marketing expenses decreased $128,000 to $323,000 in the third quarter of 2004 from $451,000 in the third quarter of 2003. This was primarily attributable to employee-related actions, lower travel costs and a reduction in tradeshow-related expenses. Additionally, the Chief Sales and Marketing Officer was promoted to President during the third quarter. This had the effect of shifting costs from sales and marketing to general and administrative.

Research and Development

Research and development costs decreased $130,000 to $1,239,000 in the third quarter of 2004 from $1,369,000 in the third quarter of 2003. The Company’s primary research and development efforts are in Payment Solutions and the Company did not decrease research and development investments in this product line. Rather, the decrease is a result of certain employee-related actions in other product lines achieved through non-replacement of attrition and the re-assignment to Payment Solutions. For the remainder of 2004, the Company expects to focus its research and development efforts on its Payment Solutions product offerings. The development efforts for Online Banking and Card Services products will likely be focused primarily on product upgrades and product maintenance.

Goodwill and Amortization of Intangible Asset

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires the Company to not amortize goodwill and certain intangibles into results of operations, but instead the Company would review these assets for impairment, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. The assets would be written down and impairment losses would be charged to results of operations only in the periods in which the recorded values are determined to be more than their fair values. The amortization of certain intangibles continued at an annualized rate of $720,000. As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill.

As of June 30, 2004, the Company performed the required annual review in accordance with SFAS 142. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within its industry. This review utilized the same approaches (i.e., discounted cash flow model, guideline company method, and similar transactions method) and similar considerations as the initial and previous tests. Given consideration of these factors and the Company’s declining market capitalization, the Company recorded a goodwill impairment charge in the second quarter in the amount of $26,238,000.

Other Income

Other income (expense), primarily rental receipts, interest income and other expenses including state and local taxes, increased $9,000 to $25,000 in the third quarter of 2004 from $16,000 in the third quarter of 2003. The increase is primarily attributable to sub-lease rental receipts.

Weighted-Average Common Shares Outstanding and Basic and Diluted Loss Per Common Share

The basic and diluted weighted-average common shares increased to 51,179,000 for the third quarter of 2004 compared to 50,864,000 for the third quarter of 2003. The increase resulted primarily from stock awards to employees, exercises of stock options, and stock purchases under the Employee Stock Purchase Plan.

Losses from continuing operations were $1,388,000 and $567,000 for the three-month periods ended September 30, 2004 and 2003, respectively, while there was no gain or loss from discontinued operations in either period. Net losses were $1,388,000 and $567,000 for 2004 and 2003, respectively. As a result of the foregoing, basic and diluted net loss per common share was $0.03 for the third quarter of 2004 compared to a basic and diluted net loss per common share of $0.01 for the third quarter of 2003.

Nine Months Ended September 30, 2004 and 2003

Revenues

The Company’s revenues for the first nine months were $10,942,000 in 2004 compared to $16,268,000 in 2003, a decrease of $5,326,000.

The revenues for the first nine months from Payment Solutions were $5,739,000 in 2004 compared to $6,057,000 in 2003, a decrease of $318,000. These revenues included items related to the Company’s billpay warehouse, funds transfer and certain OFX solutions, as well as the billpay portions of the ASP offerings. Consulting services fees decreased $904,000, while use-based fees increased $773,000 quarter over quarter. The decrease in consulting services fees was primarily due to the completion of projects in 2003 and limited new projects in 2004, while the increase in use-based fees was due to the growth from existing clients. Software license fees decreased $477,000 because there were no software license sales in 2004.

The revenues for the first nine months from Card Services were $3,714,000 in 2004 compared to $3,651,000 in 2003, an increase of $63,000. Consulting services fees decreased $43,000, use-based fees increased $119,000, while other fees decreased $13,000 quarter over quarter. The increase in use-based fees was due to the growth in users and transactions from existing clients. The $13,000 in other fees in the first nine months of 2004 related to one-time early termination fees. In September 2004, the Company discontinued providing services to two clients that represent approximately $248,000 in monthly recurring revenues. One of the clients moved to an in-house solution, while the other opted for another service provider. This did not impact the third quarter results, but will have an impact on revenues going forward.

The revenues for the first nine months from Online Banking were $1,489,000 in 2004 compared to $6,560,000 in 2003, a decrease of $5,071,000. These revenues include items related to the Company’s Interpose® Web Banking, Interpose® Transaction Engine, and certain OFX solutions, as well as the online banking portions of the ASP offerings. The decrease was primarily attributable to the $3,886,000 decrease in use-based fees. Three large customers who were operating in the ASP environment during the first nine months of 2003 did not pay recurring fees during 2004. In one instance, a bank that used the Company’s online banking platform based on older Home Account Canopy™ Banking technology, converted to a competitor’s product. Two other banks paid the Company a one-time license fee in 2003 and moved the InteliData software in-house in 2003, which resulted in a decrease to the Company’s monthly fees for hosting the software in an ASP arrangement. The resulting decrease was partially offset by growth in user fees from existing clients. Additionally, software license and consulting services fees decreased $183,000 and $1,132,000, respectively. The decreases were primarily due to the completion of projects in 2003 and fewer new projects in 2004.

Cost of Revenues and Gross Profit

The Company’s cost of revenues decreased $746,000 to $4,994,000 for the first nine months of 2004 from $5,740,000 for the first nine months of 2003. The decrease was primarily due to decreases in cost of revenues associated with decreased professional services. The cost structures to generate the revenues are bundled together and cannot be broken out in the same manner as the revenues. Costs of revenues include vendors for outsourced services and employees directly working to generate revenues.

Overall gross profit margins decreased to 54% for the first nine months of 2004 from 65% for the first nine months of 2003. The decrease in gross profit margin was attributable to decreases in software licenses, consulting services, and use-based revenues. The Company’s cost of revenues did not fluctuate proportionately in relation to revenues, as there are certain fixed costs to maintain the current infrastructure. Accordingly, while revenues declined by $5,326,000, cost of revenues declined by only $746,000. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with an ASP business model, competitive pricing pressure, the introduction of new products, and changes in volume.

The Company entered into multiple vendor agreements for outsourced services as part of its ASP solution offering for certain Online Banking and Payment Solutions clients. Some of these vendor agreements commit the Company to specified minimum charges during the terms of the contracts. During 2003, several of the Company’s clients migrated from this ASP environment to an in-house solution utilizing InteliData’s licensed software. As a result, a possibility exists for future losses due to the decrease in estimated future revenue streams when compared with the Company’s current contractual cost structure for outsourced services within this ASP environment.

In assessing potential future losses associated with the Company’s ASP business, the Company may include the possibility of new clients that would add incremental revenue to this ASP environment. Additionally, the Company may have the opportunity to restructure vendor contracts and decrease contractual charges (e.g., renegotiate or extend the current contract with lower minimum charges or migrate to different vendors). Management continues to assess the potential for new business prospects, the possibility of reducing the Company’s costs through renegotiation of existing agreements, and/or exiting the ASP business by referring clients and prospects to a hosting vendor and providing a license solution and support services. In June 2004, the Company restructured one such agreement and decreased its overall prospective ASP operations costs. Entering the fourth quarter of 2004, the projected revenues are estimated to exceed projected costs by approximately $84,000 on a monthly basis based on the September 2004 results; this gap will fluctuate based on monthly activity. In accordance with generally accepted accounting principles, the Company is accounting for these contract costs as they are incurred.

General and Administrative

General and administrative expenses decreased $133,000 to $5,304,000 for the first nine months of 2004 from $5,437,000 for the first nine months of 2003. The decrease was primarily attributable to the Company’s reduction of corporate and administrative expenses that resulted from employee-related actions and aggressive expense controls. The decrease was offset by the Company’s loss experience under its self-insured medical plan; the loss was lower in 2003 and higher in 2004. Additionally, the Company incurred expenses related to compliance with Sarbanes-Oxley that were not incurred in 2003.

Sales and Marketing

Sales and marketing expenses decreased $294,000 to $1,035,000 for the first nine months of 2004 from $1,329,000 for the first nine months of 2003. This was primarily attributable to employee-related actions, lower travel costs and a reduction in tradeshow-related expenses. Additionally, the Chief Sales and Marketing Officer was promoted to President during the third quarter. This had the effect of shifting costs from sales and marketing to general and administrative.

Research and Development

Research and development costs decreased $281,000 to $3,665,000 for the first nine months of 2004 from $3,946,000 for the first nine months of 2003. The Company’s primary research and development efforts are in Payment Solutions and the Company did not decrease research and development investments in this product line. Rather, the decrease is a result of certain employee-related actions in other product lines primarily achieved through non-replacement of attrition and the re-assignment to Payment Solutions. For the remainder of 2004, the Company expects to focus its research and development efforts on its Payment Solutions product offerings. The development efforts for Online Banking and Card Services products will likely be focused primarily on product upgrades and product maintenance.

Goodwill and Amortization of Intangible Asset

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires the Company to not amortize goodwill and certain intangibles into results of operations, but instead the Company would review these assets for impairment, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. The assets would be written down and impairment losses would be charged to results of operations only in the periods in which the recorded values are determined to be more than their fair values. The amortization of certain intangibles continued at an annualized rate of $720,000. As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill.

As of June 30, 2004, the Company performed the required annual review in accordance with SFAS 142. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within its industry. This review utilized the same approaches (i.e., discounted cash flow model, guideline company method, and similar transactions method) and similar considerations as the initial and previous tests. Given consideration of these factors and the Company’s declining market capitalization, the Company recorded a goodwill impairment charge in the second quarter in the amount of $26,238,000.

Other Income

Other income (expense), primarily rental receipts, interest income and other expenses including state and local taxes, increased $110,000 to $109,000 for the first nine months of 2004 from ($1,000) for the first nine months of 2003.

Weighted-Average Common Shares Outstanding and Basic and Diluted Loss Per Common Share

The basic and diluted weighted-average common shares increased to 51,180,000 for the first nine months of 2004 compared to 49,641,000 for the first nine months of 2003. The increase resulted primarily from stock awards to employees, exercises of stock options, stock purchases under the Employee Stock Purchase Plan, and exercises of warrants. During July 2003, the Company issued 1,431,364 shares of its common stock pursuant to the exercise of warrants, as amended, by institutional investors who participated in the Company’s private placement of common stock in November and December, 2001.

Losses from continuing operations were $30,725,000 and $725,000 for the nine-month periods ended September 30, 2004 and 2003, respectively, while there was no gain or loss from discontinued operations in either period. Net losses were $30,725,000 and $725,000 for 2004 and 2003, respectively. As a result of the foregoing, basic and diluted net loss per common share was $0.60 for the first nine months of 2004 compared to a basic and diluted net loss per common share of $0.01 for the first nine months of 2003. In the second quarter of 2004, the Company recorded a non-cash goodwill impairment charge in the amount of $26,238,000, or $0.51 per share, that contributed to the net loss.

Liquidity and Capital Resources

During the first nine months of 2004, the Company’s cash and cash equivalents decreased by $3,020,000. At September 30, 2004, the Company had $4,583,000 in cash and cash equivalents, $2,930,000 of working capital with no long-term debt, and $8,442,000 in stockholders’ equity. The Company’s principal needs for cash in the first nine months of 2004 were for funding operating losses and changes in working capital.

The Company’s cash requirements for operating activities in the first nine months of 2004 were financed primarily by cash and cash equivalents on hand.

Net cash used in investing activities in the first nine months of 2004 was $49,000 for the purchases of property and equipment.

Net cash provided by financing activities in the first nine months of 2004 was $49,000 and consisted of $51,000 from the issuance of the company’s common stock through stock option exercises and the Employee Stock Purchase Plan, offset by $2,000 related to payments made to acquire treasury stock.

The Company entered into multiple vendor agreements for outsourced services as part of its ASP solution offering for certain Online Banking and Payment Solutions clients. Some of these vendor agreements commit the Company to specified minimum charges during the terms of the contracts. These purchase obligations are disclosed below. During 2003, several of the Company’s clients migrated from this ASP environment to an in-house solution utilizing InteliData’s licensed software. As a result, a possibility exists for future losses due to the decrease in estimated future revenue streams when compared with the Company’s current contractual cost structure for outsourced services within this ASP environment.

In assessing potential future losses associated with the Company’s ASP business, the Company may include the possibility of new clients that would add incremental revenue to this ASP environment. Additionally, the Company may have the opportunity to restructure vendor contracts and decrease contractual charges (e.g., renegotiate or extend the current contract with lower minimum charges or migrate to different vendors). Management continues to assess the potential for new business prospects, the possibility of reducing the Company’s costs through renegotiation of existing agreements and/or exiting the ASP business by referring clients and prospects to a hosting vendor and providing a license solution and support services. In June 2004, the Company restructured one such agreement and decreased its overall prospective ASP operations costs. Entering the fourth quarter of 2004, the projected revenues are estimated to exceed projected costs by approximately $84,000 on a monthly basis; this gap will fluctuate based on monthly activity. In accordance with generally accepted accounting principles, the Company is accounting for these contract costs as they are incurred. There can be no assurance that the Company will be successful in mitigating these factors. In the event that new client revenues do not materialize, growth rates do not meet expected projections and/or the Company is not successful in its renegotiation efforts, the Company may experience future period losses from the Company’s ASP business, which could have a material adverse impact on the Company’s financial position or results of operations.

Based on the Company’s current capital levels and its assumptions about future operating results, the Company believes that it will have sufficient resources to fund existing operating plans for at least the next twelve months. The Company’s achievement of its operating plan remains predicated upon both existing and prospective customer decisions to procure certain products and services in a timeframe consistent with the operating plan assumptions. Historically, these decisions have not evolved timely for varying reasons, including slower than expected market demand, budgetary constraints, and internal product development and resource initiatives. In the event of continued future revenue delays, the Company would seek to adjust certain expense structures to mitigate the potential impact that these delays would have on its capital levels. These opportunities include additional reductions in selling, general and administrative expenditures, the potential of consolidating certain operational activities, the ability to negotiate more favorable terms associated with existing service provider contracts and the elimination of certain marketing costs. However, if actual results differ materially from current assumptions, the Company may not have sufficient capital resources and may have to modify operating plans and/or seek additional capital resources. If the Company engages in efforts to obtain additional capital, it can make no assurances that these efforts will be successful or that the terms of such funding would be beneficial to the common stockholders. Additionally, the Company continues to assess a variety of strategic alternatives, which will be focused on enhancing InteliData’s position in the electronic banking marketplace by exploring strategic opportunities intended to enhance stockholder value. There can be no assurance that any transaction will result from this effort.

We have not yet completed the assessment of our internal controls and may be unable to remedy any internal control weaknesses that may be identified by our external auditors and take other actions in time to meet the deadlines for complying with Section 404 of the Sarbanes-Oxley act. As a result, there can be no assurances that there may not be significant deficiencies or material weaknesses that would be required to be reported or that the costs associated with such evaluation and testing will not have an adverse impact on the Company’s financial condition.

Critical Accounting Policies

The following accounting policies are either ones that the Company considers to be the most important to its financial position and results of operations or ones that require the exercise of significant judgment and/or estimates.

Revenue Recognition – The Company considers its revenue recognition policy critical to the understanding of its business operations and results of operations. The Company supplies online banking and bill payment software to financial institutions (“FI’s”). The Company’s revenues associated with integrated solutions that bundle software products with customization, installation and training services are recognized using the percentage of completion method of accounting.

The Company enters into contracts where the delivered software may not require significant customization. Upon delivery, the Company either recognizes revenue ratably over the contract period for contracts where vendor specific objective evidence (“VSOE”) of fair value for post contract customer support (“PCS”) does not exist or recognizes revenue in full where VSOE of fair value for PCS does exist.

The Company enters into multiple element arrangements. Elements typically include software, consulting, implementation and PCS. PCS contracts generally require the Company to provide technical support and unspecified readily available software updates and upgrades to customers. Revenue from these multiple element arrangements is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, the fee is fixed and determinable, and collectibility is considered probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered and all obligations are met. Currently, the Company does not have VSOE of fair value for some of the elements within its multiple element arrangements. Therefore, all revenue under such arrangements is recognized ratably over the term of the PCS contract. Revenue from transactional services, which includes hosting and application services provider (“ASP”) services, is recognized as transactions are processed.

Emerging Issues Task Force Abstract Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), provides guidance in determining whether or not the provisions of Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), should be applied to hosting arrangements. The Company has some contracts where the customers operate software in an ASP environment. The customer may not take possession of the software without incurring significant transition and infrastructure costs, as well as potential payments of fees to the Company for the termination of such arrangements. In cases where the customer has not licensed software from InteliData, the customer must also purchase a license prior to having the right to use the software in its own operating environment, in addition to the aforementioned fees. In these situations, the Company applies the guidance under EITF 00-3 and the Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and recognizes the revenue associated with the license and/or implementation fees ratably over the initial term of the contract.

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

Estimates at Completion – Revenues related to some of the Company’s contracts are recognized using the percentage of completion method of accounting, which requires that we make estimates and judgments as to anticipated project scope, timing and costs to complete the projects. The completion of certain development efforts is critical for the Company to perform on certain contracts. Delays in product implementation or new product development at customer locations and product defects or errors could affect estimates and judgments. Additionally, we may experience delays when implementing our products at customer locations, and customers may be unable to implement our products in the time frames and with the functionalities that they expect or require. The accuracy of these estimates and judgments could affect the Company’s business, operations, cash flows and financial condition.

Allowance for Doubtful Accounts – Determination of our allowance for doubtful accounts requires significant estimates. Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company sells its products primarily to FI’s in the United States. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company’s on-going credit evaluation process and the financial position of the FI’s that are highly regulated. The Company does not generally require collateral from customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of September 30, 2004, the Company’s top eight customers comprised approximately 60% of the net accounts receivable balance.

A number of factors are considered in establishing the allowance, including historical collection experience, the macro-economic environment, estimates of forecasted write-offs, the aging of the accounts receivable portfolio, and others. If the financial condition of our accounts receivable portfolio deteriorates, additional allowances would be required.

Valuation of Goodwill and Intangible Assets – On an annual basis (as of June 30th), the Company conducts a review of goodwill for impairment. The Company assesses the fair value of its only reporting unit for the purposes of testing goodwill by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, we determine whether the fair value of the reporting unit exceeds the carrying amount of our net assets. If the carrying amount of our reporting unit exceeds its fair value, we compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. Since the carrying amount of reporting unit goodwill exceeded the implied fair value as of June 30, 2004, we recognized a $26,238,000 goodwill impairment charge in the second quarter of 2004. See below for a detailed discussion regarding the significant assumptions and estimates employed in this process and Note 2 to the Condensed Consolidated Financial Statements for additional details.

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

Depreciation of Fixed Assets – The Company’s business requires our investment in office and computer equipment to facilitate certain research and development activities and to support the operations in serving our customers. We record these assets at cost and depreciate the assets over their estimated useful lives. We periodically reassess the economic life of these elements and make adjustments to these useful lives using, among others, historical experience, capacity requirements, and assessments of new product and market demands. When these factors indicate certain elements may not be useful for as long as anticipated, we depreciate the remaining book value over the remaining useful life. Further, the timing and deployment of any new technologies could affect the estimated lives of our assets, which could have significant impacts on results of operations in the future.

Recent Accounting Pronouncements – In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial

Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), which requires that an issuer classify financial instruments that are within the scope of SFAS 150 as a liability. Under prior guidance, these same instruments would be classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. The adoption of SFAS 150 did not have a material effect on our financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our financial position, results of operations, or cash flows.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The information contained in this report includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the uncertainty as to whether the Company will be successful in consummating any financial or strategic transaction, our ability to continue funding operating losses, our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002, the impact of declines in the Company’s stock price and its ability to maintain minimum listing standards of the NASDAQ stock markets, different assumptions regarding cash flows (for example, either based on varying costs of capital, changes in underlying economic assumptions, or any resulting financial or strategic transactions) affecting valuation analyses, our ability to develop, sell, deliver and implement our payment solution products and services, some of which are largely unproven in a production environment, to financial institution customers, our ability to manage our expenses in line with anticipated business levels, the ability of the Company to complete product implementations in required time frames, the Company’s ability to maintain customers and increase its recurring revenues and/or reduce operating costs associated with its ASP business in order to make this operation profitable or the impact of the Company’s termination of its ASP operations, the Company’s ability to retain key customers and to increase revenues from existing customers, the impact of customers deconverting from use of our products and services to the use of competitive products or in-house solutions, the effect of planned customer migrations from outsourced solutions to in-house solutions with a resulting loss of recurring revenue, the impact of competitive products, pricing pressure, product demand and market acceptance risks, pace of consumer acceptance of home banking and reliance on the Company’s bank clients to increase usage of Internet banking by their customers, the effect of general economic conditions on the financial services industry, mergers and acquisitions, risk of integration of the Company’s technology by large software companies, the ability of financial institution customers to implement applications in the anticipated time frames or with the anticipated features, functionality or benefits, reliance on key strategic alliances and newly emerging technologies, the ability of the Company to leverage its third party relationships into new business opportunities in the electronic bill payment and presentment (“EBPP”) market, the on-going viability of the mainframe marketplace and demand for traditional mainframe products, the ability to attract and retain key employees, the availability of cash for long-term growth, product obsolescence, ability to reduce product costs, fluctuations in operating results, delays in development of highly complex products, and other risks detailed from time to time in InteliData filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2003. These risks could cause the Company’s actual results for 2004 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, InteliData. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act. InteliData is not under any obligation (and expressly disclaims an obligation) to update or alter its forward-looking statements, whether as a result of new information or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no long-term debt and is not currently engaged in any transactions that involve foreign currency. The Company does not engage in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

(a)	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	CHANGE IN INTERNAL CONTROLS

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS

10.1	Separation Agreement between InteliData Technologies Corporation and Michael E. Jennings, dated August 16, 2004.

10.2	Consultant Agreement between InteliData Technologies Corporation and Michael E. Jennings, dated August 16, 2004.

10.3	Employment and Non-Competition Agreement between InteliData Technologies Corporation and Karen Kracher, dated August 16, 2004.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* * * * * *

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2004.

INTELIDATA TECHNOLOGIES CORPORATION
By:	/s/ Alfred S. Dominick, Jr.
Alfred S. Dominick, Jr.
Chairman, Chief Executive Officer, and Acting Chief Financial Officer