Form 10-K
period 2004-12-31
INTELIDATA TECHNOLOGIES CORP
filed 2005-04-01
CIK 1021810

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 --------------

For the fiscal year ended:                Commission File Number:
       December 31, 2004                                000-21685

                       INTELIDATA TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              54-1820617
(State of incorporation)                 (I.R.S. Employer Identification Number)

             11600 Sunrise Valley Drive, Suite 100, Reston, VA 20191
               (Address of Principal Executive Offices) (Zip Code)
                                 (703) 259-3000
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
Yes      X         No
      --------         --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2004, was approximately $31,499,000 based on the last sales price reported that date on the Nasdaq Stock Market of $0.66 per share. In determining this figure, the Registrant has assumed that all of its directors and executive officers and each person who owns 5% or more of the outstanding common stock are affiliates. Such assumptions should not be deemed to be conclusive for any other purpose.


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):
Yes      X         No
      --------         --------

The number of shares of the registrant's Common Stock outstanding on March 28, 2005 was 51,133,492.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of InteliData Technologies Corporation's Proxy Statement for its 2005 Annual Stockholder Meeting are incorporated by reference into Part III of this Report.

                       INTELIDATA TECHNOLOGIES CORPORATION

                         2004 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page

PART I
------

Item 1.  Business..............................................................3

Item 2.  Properties............................................................8

Item 3.  Legal Proceedings.....................................................9

Item 4.  Submission of Matters to a Vote of Security Holders...................9

PART II
-------

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters...10


Item 6.  Selected Financial Data..............................................11

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................12

Item 7a. Quantitative and Qualitative Disclosures about Market Risk...........33

Item 8.  Financial Statements and Supplementary Data..........................34

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................59

Item 9A. Controls and Procedures..............................................59

Item 9B  Other Information....................................................60

PART III
--------

Item 10. Directors and Executive Officers of the Registrant...................60

Item 11. Executive Compensation...............................................61

Item 12. Security Ownership of Certain Beneficial Owners and Management.......61

Item 13. Certain Relationships and Related Transactions.......................61

Item 14. Principal Accounting Fees and Services ..............................61

Item 15. Exhibits and Financial Statement Schedules...........................62

Signatures....................................................................65

PART I
======

ITEM 1.  BUSINESS
=================

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

     The Company has invested in developing products and capabilities designed to establish a leadership position in the online bill payment market. The Company believes this market opportunity is significant based on the billions of recurring bills that consumers and businesses pay each year, primarily via paper checks. FI's should be able to realize significant cost and efficiency benefits from initiating these payments online and processing them electronically. Migrating to online electronic payments will require significant investment in online bill payment infrastructure, which is where the Company's products are focused.

     In January 2001, InteliData acquired Home Account Holdings, Inc. and its operating subsidiary, Home Account Network, Inc., by means of the merger of one of the Company's wholly owned subsidiaries with and into Home Account Holdings, with Home Account Holdings surviving the merger. Home Account Holdings is a wholly owned subsidiary of InteliData. This acquisition was accounted for as a purchase. Through this transaction, InteliData acquired the products and customer base of Home Account Holdings, Inc., including i) the Card Services sector, ii) the Online Banking platform, Canopy(TM) Banking, for commercial banks, and iii) an Open Financial Exchange ("OFX") solution that provides Payment Solutions capabilities.

     On March 31, 2005, the Company entered into a definitive agreement to be acquired by Corillian Corporation ("Corillian"), a publicly traded company (Nasdaq: CORI) based in Hillsboro, Oregon, that provides solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. The purchase consideration for the Company is approximately $19.5 million, subject to adjustment. Under the terms of the agreement, each outstanding share of the Company's common stock will be converted into the right to receive 0.0954 of a share of Corillian's common stock and $0.0832 in cash without interest. The closing of this transaction is subject to, among other things, the effectiveness of the registration/proxy statement on Form S-4 to be filed with the Securities and Exchange Commission and approval of the Company's stockholders. As a result, there can be no assurances that the acquisition will be completed or as to the timing thereof.

     The Company was incorporated under the laws of the State of Delaware on August 23, 1996. The Company's principal executive offices are located at 11600 Sunrise Valley Drive, Suite 100, Reston, Virginia 20191, and its telephone number is (703) 259-3000.

INDUSTRY BACKGROUND

     The overall market for online banking and bill payment solutions has grown and matured considerably over the last few years. As Internet financial services have become more mainstream, FI's have focused less on innovation and more on improving the infrastructure that supports online services - adding functionality, improving operating efficiencies, and migrating significant portions of their online banking and bill payment operations in-house. Within this overall market, the Company's three product offerings serve the online infrastructure needs of three distinct, but related market sectors: Payment Solutions, Card Services, and Online Banking.

     The market for Payment Solutions continues to expand driven by growth in consumer adoption. According to Celent Research, 29 percent of all consumer bill payments in the United States will be paid over the Internet by 2007, up from 13 percent in 2004. This growth in consumer adoption and the associated increase in processing costs is causing many FI's to re-evaluate their approach to bill payment processing. Until recently, most large FI's elected to outsource their bill payment processing to a third-party processor such as CheckFree or Metavante. Increasingly however, FI's are migrating "front end" bill payment processing and data warehousing to an in-house platform, offering the FI's greater control, while also developing "least cost routing" strategies aimed at reducing overall processing costs. The Company believes that banks will require significant and ongoing investment in new software and services to achieve the benefits of in-house warehousing and routing.

     The market for Card Services is relatively new, but has matured considerably in recent years. Most credit card issuers now have established an online solution that they have either developed internally or use through an outsourced service offering. Issuers are now looking to improve core functionality, add incremental functionality such as e-Statements and bill payment, and increase their subscriber base. The Company expects some new opportunities in this market to upgrade or replace card issuers' first generation systems, and also expects continued subscriber growth to drive opportunity for outsourced providers such as InteliData.

     The market for Online Banking has become relatively mature. Most financial institutions have deployed 2nd or 3rd generation systems, and the functionality supported has also matured considerably. Large banks have largely moved to in-house systems developed internally or acquired from a third party vendor, while smaller financial institutions have established relationships with service providers that either specialize in online banking or offer online banking services as part of a broader set of outsourced core processing services. Consequently, most of the activity in this market involves adding incremental functionality. InteliData has developed and maintains a customer base within this market that is significant to our operations. The opportunity for significant new business in this market has diminished. Therefore, the Company expects to limit its future activities in the Online Banking market to providing certain enhancements and upgrades for the Company's established customer base.

PRODUCTS AND SERVICES

     InteliData's suite of software products and services provide our FI customers with the infrastructure to implement and support online banking and bill payment. The Company's products and services are designed to enable consumers to transact with their FI's electronically and to assist FI's in connecting to third-party processors to complete these transactions. The Company's product suite consists of three complementary product offerings serving the core infrastructure needs of three distinct, but related market sectors: Payment Solutions, Card Services, and Online Banking.

     The Company offers its solutions  through several business models. A FI can
i) directly license the software and operate it in-house, ii) license the software but have the software hosted in an outsourced environment (with the opportunity to bring the software in-house in the future), or iii) use the software in an outsourced environment through an application service provider
("ASP") arrangement with InteliData's processing partners. While InteliData offered ASP solutions through Fidelity Information Services' ("Fidelity") processing environment, the Company's Hosting agreement with Fidelity will expire in April 2005. Thereafter, the Company will no longer offer its ASP services in this environment. Each of these models gives the customer an opportunity to make decisions based on the customer's individual economics and marketing strategy. The Company also offers its customers software upgrades, consulting expertise to assist with implementation, training and customization, and maintenance and support services pursuant to contractual agreements that are typically renewable on an annual basis.

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

     The  Payment  Solutions   consist  of  several   components  to  facilitate
deployment in a variety of operating environments and to allow the incremental deployment of a subset of the overall capabilities.

     Payment Warehouse - The central component of the Company's Payment Solutions is the Payment Warehouse. Using the Payment Warehouse, FI's can
capture and warehouse all customer payment and payee information prior to processing, giving them control of customer payment data and transaction routing to various payment processors. This provides the FI greater control over service quality of the increasingly important bill payment service. It also provides FI's greater control of payment processing costs, which is becoming critical as FI's have recognized that "free billpay" promotions drive customer and transaction volumes. The warehouse also allows FI's to capture "on-us" transactions, which are payments within an FI, and route these internally rather than through a more costly third-party service.

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

     OFX Gateway - The OFX Interface provides direct connectivity between the FI and users of Intuit Quicken(R) and Microsoft Money(R) client software through the industry standard OFX protocol. It also provides synchronization with Quicken(R) or Money(R).

Card Services
-------------
     InteliData's Card Services provide credit cardissuers with an end-to-end solution for serving customers via the Internet. The solution, which is marketed as an outsourced solution to card issuers, provides consumers with online account access, customer self-service, and bill presentment capabilities. By providing these online services, the credit card issuer benefits through reduced customer service expenditures and lower billing costs. InteliData offers a modular approach for Card Services, which enables an issuer to deploy a total solution or to augment an existing online offering by deploying individual components of the overall solution. Card Services offer several modular components:

     Account Management Module provides cardholders the ability to view their credit card account information, such as balance, payment status, next payment due date, and cycle-to-date transactions. Additional functions allow cardholders to view previous months' statement activity and download the data to a Personal Finance Manager (PFM), pay their credit card bills, utilize a secure messaging process for submitting customer service inquiries, request a credit line increase, and update address and other account information online.

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

     e-Statement Module enables card issuers to realize savings by suppressing the printing and mailing of paper credit card statements to customers. This module allows either the cardholder or a customer service representative ("CSR") to initiate e-Statement delivery, and allows the card issuers to eliminate the paper statement. A number of Web-based CSR management tools are provided to the card issuers to help manage the e-Statement process.

Online Banking
--------------

     InteliData's  Online  Banking  solution  provides  FI's a highly  scalable, end-to-end solution for providing their consumers with real-time account information online via the Web, Intuit Quicken(R) and Microsoft Money(R). The solution allows consumers access to account information online, including the ability to review transaction history, initiate funds transfers, and perform various account management functions in real-time. InteliData's Online Banking solution, which is licensed to financial institutions for in-house implementation, consists of three complementary components:

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

     OFX Gateway - The OFX Interface provides direct connectivity between the FI and users of Intuit Quicken(R) and Microsoft Money(R) client software through the industry standard Open Financial Exchange ("OFX") protocol. It also provides synchronization with Quicken(R) or Money(R).

MARKETING AND DISTRIBUTION

     The Company concentrates its marketing efforts through a direct sales model targeting FI's in the United States, including banks, credit unions, brokerage firms, financial institution processors and credit card issuers. The Company markets its solutions primarily to large FI's, generally those with assets in excess of $3 billion. In addition, the Company markets its Card Services to credit card issuers through a processing arrangement with First Data Resources, a subsidiary of First Data Corp. In 2004, the four top customers represented approximately 13.6%, 8.9%, 8.3%, and 7.9% of our revenue, respectively.

     The Company maintains alliance relationships with a number of processing partners, including First Data Resources and Fidelity National Information Systems ("Fidelity") for data center operations, and MasterCard RPPS, Princeton eCom Corporation, and Online Resources Corporation for payment processing. The Company also maintains a joint marketing and revenue sharing relationship with Fidelity, although this relationship does not generate significant revenue for the Company. The current joint marketing relationship concludes in April 2005, although the companies will continue to operate the InteliData software in the Fidelity data center as an outsourced service for existing and prospective FI's.

COMPETITION

     The Company faces several different types of competition. Some FI's have elected to develop internally their own online banking and payment solutions, instead of purchasing products and services from the Company or other vendors, making internal development a competitor to the Company. FI's may also obtain similar technology products from other software providers, including S1 Corporation, Corillian Corporation, and Financial Fusion, Inc. FI's may obtain similar services on an outsourced basis from CheckFree Corporation, Online Resources Corporation, Princeton eCom Corporation, Digital Insight Corporation, and Metavante Corporation. For Card Services, the Company's principal competitors are Incurrent Solutions, Inc. (which was recently acquired by Online Resources Corporation), First Data Resources, and internally developed in-house solutions.

     The Company expects that competition in these areas will continue to increase. Most of our competitors have substantially greater resources than us, which could impact our ability to compete. Competition will be based upon price, performance, product functionality, customer service, and the effectiveness of marketing and sales efforts. The Company competes in its target markets by leveraging its market experience and current customer base to develop innovative technology solutions and market them effectively.

PRODUCT DEVELOPMENT

     The Company operates in industries that are evolving and characterized by technology innovation. In an effort to improve the Company's position with respect to its competition, the Company has continued its new product development and focused its efforts in the area of product development primarily for the Payment Solutions market. In 2004, 2003, and 2002, the Company's research and development expenditures were $4,937,000, $5,020,000, and $8,807,000, respectively. The decreasing costs reflect the completion of certain core product development initiatives. At December 31, 2004 and 2003, approximately 23 and 27 employees were engaged in product development, respectively. The Company's ability to attract and retain highly skilled research and development personnel is important to the Company's continued success.

GOVERNMENT REGULATION

     The Company markets its products and services to the financial services market and others, which is highly regulated at both the federal and state levels. Interpretation, implementation or revision of banking regulations can accelerate or hinder the ultimate success of the Company and its products.

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

     The Company does not believe that its products and services infringe on the rights of third parties. It is possible that third parties could assert infringement claims against the Company. There can be no assurance that any such assertion will not result in costly litigation or require the Company to cease using, or obtain a license to use, the intellectual property of such parties.

EMPLOYEES

     At December 31, 2004, the Company had approximately 64 employees. The Company has no collective bargaining agreements with its employees.

AVAILABLE INFORMATION

     The Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act. The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. Also, the SEC maintains an Internet Website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain documents that the Company files with the SEC at http://www.sec.gov.

     The Company also makes available free of charge on or through our Internet website (http://www.intelidata.com) our Annual Report on Form 10-K, Quarterly
          -------------------------
Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act, as well as Section 16 reports on Forms 3, 4 and 5, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

ITEM 2.  PROPERTIES
-------------------

     The Company's headquarters are located in Reston, Virginia, where it leases 25,200 square feet of office space; this lease expires in December 2006. During 2003, the Company ceased using 8,200 square feet of the Reston, Virginia leased space and subleased the office space to a third party. The Company also leases 8,800 square feet of office space for its product development and operations facilities in Toledo, Ohio; this lease expires in April 2006. The Company also leases 9,200 square feet of office space for its product development and customer service in Omaha, Nebraska; this lease expires in March 2006.

     In February 2001, the facility in California, which served as the headquarters for the pre-merger Home Account Holdings, was shut down. In August 2002 the Company subleased the 7,200 square feet of space for the remainder of the lease term, which ended in February 2005. The South Carolina lease for 5,300 square feet of office space, used for product development and customer service, will terminate in April 2006. In July 2004, this facility was shutdown and operations were moved to the Company's office in Reston, Virginia. The Company has engaged a broker to sublease the space.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of all executive officers of the Company and all positions and offices within the Company presently held by such executive officers:

     Name                      Age   Position Held
     ----                      ---   -------------

     Alfred S. Dominick, Jr.   59    Chairman, Chief Executive Officer and
                                     Acting Chief Financial Officer
     Karen Kracher             49    President and Chief Sales and Marketing
                                     Officer
     Monique L. Marcus         48    Vice President, Finance and Treasurer

     Alfred S. Dominick, Jr. has served as the Chief Executive Officer of the Company since August 1998, Chairman of the Board of Directors since August 2002 and became the Acting Chief Financial Officer in April 2004. Mr. Dominick was also the President of the Company from August 1998 to May 2003. Prior to joining InteliData, Mr. Dominick served as President of the Retail Products Delivery Group at M&I Data Services. Prior to joining M&I Data Services in July 1995, he was Executive Vice President of Retail Banking and a member of the Executive Committee for Boatmen's Bancshares Corporation for three years. Prior to that Mr. Dominick was an Executive Vice President with Bank One Texas, since 1989. Prior to his employment with Bank One Texas, Mr. Dominick was a Senior Vice President with Fleet National Bank.

     Karen Kracher was named President of InteliData in August 2004 and has served as the Chief Sales and Marketing Officer since joining InteliData in January 2004. In her role as President, she oversees product development efforts, engineering, operations, ASP initiatives and customer care for the InteliData bill pay product offerings. She also is in charge of overall business planning and business development activities for electronic bill payment, Internet Banking, and operations. Prior to joining InteliData, Ms. Kracher's breadth of experience in the financial services industry included such positions as: Corporate Officer for Deluxe Corporation (1978-1996), General Manager for Travelers Express (now MoneyGram) (1996-1998), Senior Vice President of TCF Financial (1998-1999), and President of Aveus, Inc. (1999-2001). Ms. Kracher is also President of a non-profit organization - Young Audiences.

     Monique L. Marcus has served as Vice President, Finance and Treasurer since joining InteliData in October 2004 and was appointed Principal Accounting Officer in November 2004. Prior to joining the Company, Ms. Marcus held management positions in finance and accounting with several telecommunications companies, including: Vice President and Controller for CityNet Telecommunications, Inc. from June 2000 through October 2004; Vice President and Controller for eLink Communications, Inc. from October 1999 through August 2000; and Senior Director and Controller for WinStar Communications, Inc. from May 1996 through June 1999. Previously she was Controller for Snyder Communications, Inc., a direct marketing and direct sales company and she also has held various financial positions within Caterair International Corporation (a spin-off from Marriott) and Marriott Corporation. Ms. Marcus is a C.P.A. and has four years experience in Public Accounting after receiving her B.S. in accounting from Georgetown University.

PART II
=======
ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
---------------------------------------------------------------
               STOCKHOLDER MATTERS
               -------------------

     The Company's common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective as of the open of business on September 7, 2004, and is traded under the symbol INTD. The table below sets forth the high and low quarterly sales prices for the common stock of the Company as reported in published financial sources for each quarter during the last two years:

                                                  High                  Low
                                                -------              --------
         2004     Fourth Quarter                $  0.69              $  0.30
                  Third Quarter                    0.70                 0.29
                  Second Quarter                   1.46                 0.60
                  First Quarter                    2.11                 1.09

         2003     Fourth Quarter                $  2.62              $  1.40
                  Third Quarter                    3.60                 2.15
                  Second Quarter                   3.24                 1.19
                  First Quarter                    1.84                 0.84

     On March 28, 2005, the last reported sales price for the Company's common stock was $0.30. The number of stockholders of record at March 28, 2005 was 614 and does not include those stockholders who hold shares in street name accounts.

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

     Information   regarding  securities   authorized  for  issuance  under  the
Company's equity compensation plans as of December 31, 2004 is set forth in Item 12, "Security Ownership of Certain Beneficial Owners and Management."

ITEM 6.   SELECTED FINANCIAL DATA (in thousands, except per share data)
-----------------------------------------------------------------------

     The following selected financial data are derived from our consolidated financial statements and have been restated to reflect adjustments that are further discussed in Note 2(n) to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data of this annual report on Form 10-K.

                                                                  Years Ended December 31,
                                              -------------------------------------------------------------------
RESULTS OF OPERATIONS:                          2004           2003           2002          2001(1)          2000
----------------------                        ------------   ---------    ----------    ----------     ----------

                                                                        (as restated; see Note 2(n))
                                                             ----------------------------------------------------
Revenues                                      $   13,742     $  20,630    $   21,495    $   18,296     $    4,836
Cost of revenues                                   6,318         7,549         8,474         9,010          2,875
Operating expenses                                14,893        14,774        21,178        39,580         27,676
Goodwill impairment charge                        25,771(3)         --            --            --             --
                                              ----------     ---------    ----------    ----------     ----------

Operating loss                                   (33,240)       (1,693)       (8,157)      (30,294)       (25,715)
Other income (expenses), net                           5            21          (626)          137         49,726(4)
Provision (benefit) for income taxes                  --            --          (137)         (160)           200
                                              ----------     ---------    ----------    ----------     ----------
Income (loss) from continuing operations         (33,235)       (1,672)       (8,646)      (29,997)        23,811
Income (loss) from discontinued operations            --            --            --            --           (262)(2)
                                              ----------     ---------    ----------    ----------     ----------
Net income (loss)                             $  (33,235)    $  (1,672)   $   (8,646)   $  (29,997)    $   23,549
                                              ==========     =========    ==========    ==========     ==========

Basic earnings per common share
  Income (loss) from continuing operations    $    (0.65)    $   (0.03)    $   (0.18)   $    (0.65)    $     0.62
  Income (loss) from discontinued operations          --            --            --            --          (0.01)
                                              ----------     ---------    ----------    ----------     ----------
  Net income (loss)                           $    (0.65)    $   (0.03)    $   (0.18)   $    (0.65)    $     0.61
                                              ==========     =========    ==========    ==========     ==========
Diluted earnings per common share
  Income (loss) from continuing operations    $    (0.65)    $   (0.03)    $   (0.18)   $    (0.65)    $     0.58
  Income (loss) from discontinued operations          --            --            --            --          (0.01)
                                              ----------     ---------    ----------    ----------     ----------
  Net income (loss)                           $    (0.65)    $   (0.03)    $   (0.18)   $    (0.65)    $     0.57
                                              ==========     =========    ==========    ==========     ==========
Weighted-average common shares outstanding
  Basic                                           51,271        50,028        48,869        45,897         38,237
                                              ==========     =========    ==========    ==========     ==========
  Diluted                                         51,271        50,028        48,869        45,897         40,843
                                              ==========     =========    ==========    ==========     ==========

                                                                       December 31,
                                              -------------------------------------------------------------------
FINANCIAL POSITION:                            2004            2003           2002          2001          2000
----------------------                        ----------     ---------    ----------    ----------     ----------
                                                                      (as restated; see Note 2(n))
                                                             ----------------------------------------------------
Cash and cash equivalents                     $    3,223     $   7,603     $   5,674    $   12,026     $   27,255
Total assets                                      10,605(3)     43,869        44,039        57,551         43,278
Long-term debt                                        --            --            --            --             --
Stockholders' equity                               5,695(3)     38,890        36,507        44,660         33,791



     The tables above set forth selected consolidated financial data for the periods or as of the dates indicated and should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing in this annual report on Form 10-K. Highlighted below are certain transactions and factors that may be significant to an understanding of the financial condition and comparability of results of operations.

     (1)  The Company acquired Home Account Holdings, Inc. in January 2001.
     (2) During the fiscal year ended December 31, 2000, the leasing business segment was discontinued.
     (3) During the fiscal year ended December 31, 2004, the Company recorded a goodwill impairment charge of $25,771,000. See Note 12 to the consolidated financial statements for additional detail.
     (4) In January 2000, Home Financial Network, Inc., a company in which InteliData held approximately a 25% ownership interest, merged with Sybase, Inc.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

     The  accompanying   Management's   Discussion  and  Analysis  of  Financial
Condition and Results of Operations gives effect to the restatement disclosed in
Note 2(n) to the consolidated financial statements.

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

     The overall market for online banking and bill payment infrastructure has grown considerably over the last few years, and the Company believes that significant growth opportunities remain. As Internet financial services have become more mainstream, FI's have focused less on innovation and more on broadening existing operations - adding functionality, improving operating efficiencies, and migrating significant portions of their online banking and bill payment operations in-house. Within this market, the Company's product suite of three complementary product offerings serves the needs of three distinct, but related market sectors: Payment Solutions, Card Services, and Online Banking.

     The market for Payment Solutions has been the primary focus of InteliData's development and marketing efforts during the past three years. The Company views this as the market sector with the greatest growth potential. The Company believes that future growth opportunities in this market sector are significant based on FI's increasing recognition of measurable financial benefits related to the bill payment customer base, increasing consumer adoption rates, and the increasing competitive pressure to provide "free bill payment" services to all consumers. The resulting growth, both in number of users and number of transactions, has caused larger FI's to rethink their approach to bill payment processing. Until recently, most large FI's elected to outsource their bill payment processing to a third-party processor such as CheckFree or Metavante. Increasingly however, FI's are migrating "front end" bill payment processing and data warehousing to an in-house platform, offering the FI's greater control while also developing "least cost routing" strategies aimed at reducing overall processing costs. The Company believes that large banks will require significant and ongoing investment in new software and implementation services to achieve the benefits of in-house warehousing and routing. Consequently, the Company is concentrating its efforts on marketing and deploying in-house licensed solutions and the Company will conclude its Joint-Marketing Agreement with Fidelity to market outsourced online payment services. However, the Company will continue to refer clients directly to Fidelity for outsourced services under the existing revenue-sharing relationship. The Company's greatest challenges in this market is the speed of bank decision-making and competition from larger suppliers, although the Company believes that its products have superior capabilities in comparison to the competition.

     The market for Card Services has become relatively mature considerably in recent years. Most of the Company's current and potential card issuer customers have deployed an online solution and are now seeking to add subscribers and incremental functionality. Consequently, InteliData expects limited growth opportunities across this market sector. Because InteliData's Card Services solution is an outsourced service, growth will be driven primarily by anticipated subscriber increases from within the Company's current customer base.

     The market for Online Banking is the most mature of the markets served by the Company. Most larger FI's are deploying second and third generation solutions. The goal of these initiatives typically includes increasing processing capacity and performance, adding incremental new user features, improving overall user experience, improving back-office processes, reducing processing costs, and migrating certain core components from outsourced solutions to in-house solutions. While InteliData has developed and maintains a customer base of in-house licensed clients within this market sector that is significant to our operations, the opportunity for significant new business in this market is limited. Therefore, the Company expects to limit its future activities in the Online Banking market to providing certain enhancements and upgrades for the Company's established customer base.

     On March 31, 2005, the Company entered into a definitive agreement to be acquired by Corillian Corporation ("Corillian"), a publicly traded company (Nasdaq: CORI) based in Hillsboro, Oregon, that provides solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. The purchase consideration for the Company is approximately $19.5 million, subject to adjustment. Under the terms of the agreement, each outstanding share of the Company's common stock will be converted into the right to receive 0.0954 of a share of Corillian's common stock and $0.0832 in cash without interest. The closing of this transaction is subject to, among other things, the effectiveness of the registration/proxy statement on Form S-4 to be filed with the Securities and Exchange Commission and approval of the Company's stockholders. As a result, there can be no assurances that the acquisition will be completed or as to the timing thereof.

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

     The Company's client invoicing and payment terms are negotiated and governed by a contract, letter of intent or alternative form of agreement between the Company and customer. Client invoicing and payment terms, which vary by agreement, are generally in accordance with the following: Software license fees are typically invoiced upon execution of an agreement between the client and the Company, upon delivery of the licensed software, upon acceptance of the final product, or some combination thereof; Consulting service fees and use-based fees are typically invoiced as the services are rendered; Maintenance fees are typically invoiced at the beginning of each maintenance term; Payment is due thirty days from the date of invoice with allowances for the Company to impose penalties for late and/or non-payment.

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

     InteliData's Hosting agreement with Fidelity will expire in April 2005. During the first quarter of 2005, the Company continued to either migrate existing clients to InteliData's in-house solution or assist clients in migrating to another outsourced solution. While the Company may generate revenues in 2005 from these migration activities under the Payment Solution and Online Banking offerings, InteliData will not earn the ASP revenues through the Fidelity environment from these clients after the migration. However, InteliData will continue to generate revenue through its revenue-sharing agreement with Fidelity for the existing Fidelity clients and newly referred clients who continue to use InteliData's solution as part of Fidelity's offering.

     The following table sets forth the Company's sources of revenue for each of the three fiscal years ended December 31, 2004, 2003 and 2002 (in thousands):

                             2004          2003           2002
                          ---------      --------       --------
 Payment Solutions
   Software license         $    158       $    759       $    771
   Consulting services         1,072          2,192          3,406
   Use-based                   5,147          4,179          3,151
   Maintenance                 1,274            892            796
                            --------       --------       --------
   Subtotal                    7,651          8,022          8,124
                            --------       --------       --------

 Card Services
   Consulting services           229            332            894
   Use-based                   3,920          4,595          3,054
   Other                           -             13              -
                            --------       --------       --------
   Subtotal                    4,149          4,940          3,948
                            --------       --------       --------

 Online Banking
   Software license                -            476            518
   Consulting services           173          1,440          1,485
   Use-based                     990          5,100          6,697
   Maintenance                   779            652            470
   Other                           -              -            253
                            --------       --------       --------
 Subtotal                      1,942          7,668          9,423
                            --------       --------       --------

 Total
   Software license              158          1,235          1,289
   Consulting services         1,474          3,964          5,785
   Use-based                  10,057         13,874         12,902
   Maintenance                 2,053          1,544          1,266
   Other                           -             13            253
                            --------       --------       --------
   Total                    $ 13,742       $ 20,630       $ 21,495
                            ========       ========       ========

Years Ended December 31, 2004 and 2003

Revenues

     The  Company's  total  revenues  were   $13,742,000  in  2004  compared  to
$20,630,000 in 2003, a decrease of $6,888,000.

     The revenues from Payment Solutions were $7,651,000 in 2004 compared to $8,022,000 in 2003, a decrease of $371,000. These revenues include items related to the Company's billpay warehouse, funds transfer and certain OFX solutions, as well as the billpay portions of the ASP offerings. Software licenses decreased $601,000 and consulting services decreased $1,120,000 while use-based fees increased $968,000 and maintenance increased $382,000 year over year. Software license fees decreased because there were fewer software license sales in 2004. The decrease in consulting services was primarily due to the completion of projects in 2003 and limited new projects in 2004, while the increase in use-based fees was due to the growth from existing clients. Maintenance increased due to increases in use-based licenses, additional fees from sales in 2003 and increases on renewed maintenance services. The Payment Solutions revenues from the Fidelity ASP environment that were generated in 2004 were approximately $2,029,000. The revenue stream from the ASP offering will cease with the expiration of our Hosting agreement with Fidelity in April 2005. To replace this source of revenue, the Company expects recurring fees for providing directory management services to its payment warehouse clients on a per transaction or monthly subscription fee basis.

     The revenues from Card Services were $4,149,000 in 2004 compared to $4,940,000 in 2003, a decrease of $791,000. Consulting services decreased $103,000, while use-based fees decreased $675,000 year over year. The decrease in consulting services was primarily due to the completion of projects in 2003 and limited new projects in 2004, while the decrease in use-based fees was due to the departure of certain clients offset by additional fees from existing clients due to additional users and additional transactions. In September 2004, the Company discontinued providing services to two clients that represented approximately $248,000 in monthly recurring revenues. One of the clients moved to an in-house solution, while the other opted for another service provider.

     The revenues from Online Banking were $1,942,000 in 2004 compared to $7,668,000 in 2003, a decrease of $5,726,000. These revenues include items related to the Company's Interpose(R) Web Banking, Interpose(R) Transaction Engine, and certain OFX solutions, as well as the online banking portions of the ASP offerings. Software licenses decreased $476,000, consulting services decreased $1,267,000, and use-based fees decreased $4,110,000 year over year. The decrease was primarily attributable to the decrease in use-based fees. Three large customers who were operating in the ASP environment during 2003 did not pay recurring fees during 2004. In one instance, a bank that used the Company's online banking platform based on older Home Account Canopy(TM) Banking technology, converted to a competitor's product. Two other banks paid the Company a one-time license fee in 2003 and moved the InteliData software in-house in 2003, which resulted in a decrease to the Company's monthly fees for hosting the software in an ASP arrangement. The resulting decrease was partially offset by growth in user fees from existing clients. The decrease in consulting services was primarily due to the completion of projects in 2003 and fewer new projects in 2004. There were no software license sales in 2004. Maintenance increased due to increases in use-based licenses, additional fees from sales in 2003 and increases on renewed maintenance services. The Online Banking revenues from the Fidelity ASP environment that were generated in 2004 were approximately $489,000. The revenue stream from the ASP offering will cease with the expiration of our Hosting agreement with Fidelity in April 2005.

Cost of Revenues and Gross Profit

     The Company's cost of revenues decreased $1,231,000 to $6,318,000 in 2004 from $7,549,000 in 2003. The decrease was primarily due to decreases in ASP operations costs resulting from a renegotiation with a continuing provider and decreases in cost of revenues associated with decreased professional services. The cost structures to generate the revenues are bundled together and cannot be broken out in the same manner as the revenues. Costs of revenues include vendors for outsourced services and employees directly working to generate revenues.

     Overall gross profit margin decreased to 54% for 2004 from 63% for 2003. The decrease in gross profit margin was attributable to a greater decrease in revenues as compared to the decrease in cost of revenues as discussed above. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with an ASP business model, competitive pricing pressure, and the introduction of new products and changes in volume.

     The Company entered into multiple vendor agreements for outsourced services as part of its ASP solution offering for certain Online Banking and Payment Solutions clients. Some of these vendor agreements commit the Company to specified minimum charges during the terms of the contracts. Management continues to assess the potential for new business prospects, the possibility of reducing the Company's costs through renegotiation of existing agreements, and/or exiting the ASP business by referring clients and prospects to a hosting vendor and providing a license solution and support services. In June 2004, the Company restructured a vendor agreement and decreased its overall prospective ASP operations costs. Entering 2005, the projected revenues are estimated to exceed projected costs by approximately $83,000 on a monthly basis based on the December 2004 results; this gap will fluctuate based on monthly activity. In accordance with generally accepted accounting principles, the Company is accounting for the committed contract costs as they are incurred.

     As a result of exploring all options, the Company has elected to allow its Fidelity Hosting agreement to expire in April 2005; however, InteliData will continue to participate in the Fidelity revenue-sharing agreement, which bears no anticipated direct costs.

General and Administrative

     General and administrative expenses increased $976,000 to $8,180,000 in 2004 from $7,204,000 in 2003. The increase was attributable to several factors. The Company's corporate and administrative expenses were reduced by approximately $815,000 through employee-related actions and decreased benefit charges, including the Company's lower loss experience under its self-insured medical plan. This reduction was offset by bonus expense in 2004 of approximately $406,000 and there was a reversal in the first quarter of 2003 of approximately $630,000 in estimated accrued bonuses that were not paid, but were previously provided for during 2002. Moreover, the Company incurred approximately $1,011,000 of expenses related to its efforts to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 requiring that management perform an evaluation of its internal controls over financial reporting and have its independent auditors attest to such evaluation. And, in 2003, the Company benefited from a one-time, favorable settlement of $325,000 related to 1996 tax payments. Additionally, during 2003, the Company ceased using one of its leased spaces at its Reston, Virginia facility and recorded an expense of $540,000, while it did not have a comparable charge in 2004. Finally, the Company fully amortized certain fixed assets in 2003 and did not incur depreciation and amortization expense of approximately $280,000 on those assets in 2004. The Company seeks to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Selling and Marketing

     Selling and marketing expenses decreased $774,000 to $1,056,000 in 2004 from $1,830,000 in 2003. This was primarily attributable to employee-related actions, lower travel costs and a reduction in tradeshow-related expenses. Additionally, the Chief Sales and Marketing Officer was promoted to President during the third quarter of 2004. This had the effect of shifting costs from sales and marketing to general and administrative. The Company seeks to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Research and Development

     Research and development costs decreased $83,000 to $4,937,000 in 2004 from $5,020,000 in 2003. The Company's primary research and development efforts are in Payment Solutions. The development efforts for Online Banking and Card Services products will likely be focused primarily on product upgrades and product maintenance.

Amortization of Intangible Asset

     Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), requires the Company to not amortize goodwill and indefinite-lived intangibles into results of operations, but instead the Company would review these assets for impairment, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. The assets would be written down and impairment losses would be charged to results of operations only in the periods in which the recorded values are determined to be more than their fair values. The amortization of certain intangibles continued at an annualized rate of $720,000. As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill.

     During 2004, the Company performed the required annual review in accordance with SFAS 142. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within its industry. This review utilized the same approaches (i.e., discounted cash flow model, guideline company method, and similar transactions method) and similar considerations as the initial and previous tests. Given consideration of these factors and the Company's declining market capitalization, the Company recorded a goodwill impairment charge in 2004 in the amount of $25,771,000.

Other Income

     Other income, primarily sublease rent receipts, interest income and other expenses, including state and local taxes, decreased $16,000 to $5,000 in 2004 from $21,000 in 2003. The decrease is primarily due to the decreased interest income resulting from lower levels of average cash and cash equivalents in 2004 as compared to 2003.

Income Taxes

     The provisions (benefit) for income taxes were $0 for the years ended December 31, 2004 and 2003. At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $212 million, which expire in 2008 through 2024, general business tax credits of approximately $489,000, which expire in 2005 through 2010, and an alternative minimum tax credit carryforward of approximately $60,000, which may be carried forward indefinitely and used to offset future regular taxable income.
Approximately $45 million of the net operating losses were incurred by Home Account prior to its acquisition by the Company and are subject to annual limitations pursuant to Internal Revenue Code Section 382 as a result of cumulative changes in ownership of more than 50% in 2001. A valuation allowance was established for deferred tax assets as of December 31, 2004 and 2003 because it was deemed, based on available evidence, that it is more likely than not that all of the deferred tax asset will not be realized.

Discontinued Operations

     Under various disposal plans adopted in 1997, 1998, and 2000, the Company completed the divestiture of all of its telecommunications, interactive services businesses and the Caller ID adjunct leasing activities, respectively. In 2004 and 2003, the Company did not have any income statement activity in discontinued operations.

     As of December 31, 2004 and 2003, the net liabilities of discontinued operations of $40,000 and $134,000, respectively, relate to the telecommunications divisions. These liabilities relate to the environmental clean up associated with prior tenants' operations at InteliData's former New Milford, Connecticut property. In January 2000, InteliData sold the New Milford, Connecticut property and the building located thereon, its only remaining asset in its discontinued operations of the telecommunications division. In the context of this sale, InteliData agreed to undertake limited remediation of the site in accordance with applicable state and federal law. The subject site is not a listed federal or state Superfund site and InteliData has not been named a "potentially responsible party" at the site. The remediation plan agreed to with the purchaser allows InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Further, at the time of the sale of the facility, InteliData established a $200,000 escrow account from the proceeds of the sale for certain investigation/remediation costs. In April 2004, the escrow balance of approximately $224,000 was released and paid to InteliData. Moreover, InteliData has obtained environmental insurance to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. InteliData estimates its remaining liability at December 31, 2004 related to this matter and other costs to be approximately $40,000 and has recorded a liability for this amount.

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

Income (Loss) from Continuing and Discontinued Operations, Weighted-Average Common Shares Outstanding and Basic and Diluted Earnings (Loss) Per Common Share

     The basic and diluted weighted-average common shares outstanding for the year ended December 31, 2004 was 51,271,000, compared to a basic and diluted weighted-average common shares outstanding of 50,028,000 for the year ended December 31, 2003. The increase resulted primarily from the issuance of stock awards to employees, issuance of stock pursuant to the exercises of stock warrants and stock options, and stock purchases under the Employee Stock Purchase Plan. During July 2003, the Company issued 1,431,364 shares of its common stock pursuant to the exercise of warrants, as amended, by institutional investors who participated in the Company's private placement of common stock in November and December, 2001.

     Losses from continuing operations were $33,235,000 and $1,672,000 for the years ended December 31, 2004 and 2003, respectively, while there was no gain or loss from discontinued operations in either period. Net losses were $33,235,000 and $1,672,000 for 2004 and 2003, respectively. As a result of the foregoing, basic and diluted net loss per common share was $0.65 for the year ended December 31, 2004 compared to a basic and diluted net loss per common share of $0.03 for the year ended December 31, 2003. During 2004, the Company recorded a non-cash goodwill impairment charge in the amount of $25,771,000, or $0.50 per share, that contributed to the net loss.

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

General and Administrative

     General and administrative expenses decreased $1,580,000 to $7,204,000 in 2003 from $8,784,000 in 2002. The decrease was primarily attributable to the Company's reduction of corporate and administrative expenses that resulted from employee-related actions and aggressive expense controls. This included the reversal in the first quarter of approximately $630,000 in estimated accrued bonuses that were not paid, but were previously provided for during 2002, and the Company did not accrue for bonuses in fiscal year 2003 as none will be paid. Additionally, during the year, the Company ceased using one of its leased spaces at its Reston, Virginia facility and recorded an expense of $540,000 and corresponding liability for the estimated remaining lease payments net of estimated fair value of any sublease. This charge was offset by savings from telecommunication expenses and a one-time, favorable settlement of a matter related to tax payments made in 1996.

Selling and Marketing

     Selling and marketing expenses decreased $1,037,000 to $1,830,000 in 2003 from $2,867,000 in 2002. This was primarily attributable to employee-related actions, lower travel costs and a reduction in tradeshow-related expenses.

Research and Development

     Research and development costs decreased $3,787,000 to $5,020,000 in 2003 from $8,807,000 in 2002. The decrease was primarily attributable to the Company's reduction of research and development expenses that resulted from employee-related actions and reductions in consultant expenses.

Amortization of Intangible Asset

     Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), requires the Company to not amortize goodwill and indefinite-lived intangibles into results of operations, but instead the Company would review these assets for impairment. The assets would be written down and impairment losses would be charged to results of operations only in the periods in which the recorded values are determined to be more than their fair values. The amortization of certain intangibles continued at an annualized rate of $720,000. As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill and the assembled workforce intangible asset, and the assembled workforce intangible asset was combined with goodwill for financial accounting and reporting.

     In accordance with SFAS 142, the Company had six months from adoption (up until June 30, 2002) to complete the initial test for impairment as of January 1, 2002, the adoption date of SFAS 142. In accordance with the transition provisions of SFAS No. 142, the Company conducted the first step of the impairment tests. The Company assessed the fair value of its only reporting unit by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. As of June 30, 2003, the Company performed the required annual review for impairment using the same approach and similar consideration as the initial test. As a result, the Company concluded that the fair value of the reporting unit exceeds the carrying amount of its net assets. As of December 31, 2003, the Company was not aware of such events or circumstances that could indicate potential impairment.

Realized Loss on Sale of Investment

     At December 31, 2001, the Company owned 640,000 warrant units to purchase Sybase, Inc. common stock. During June 2002, the Company exercised all of its 640,000 warrants units and sold the resulting 223,000 shares of Sybase common stock. The Company received net proceeds of approximately $1,718,000 and recognized a realized loss from sale of investment of approximately $748,000. The Company had no such liquidating events in 2003.

Other Income

     Other income, primarily sublease rent receipts, interest income and other expenses, including state and local taxes, decreased $101,000 to $21,000 in 2003 from $122,000 in 2002. The decrease is primarily due to decreased interest income resulting from lower levels of average cash and cash equivalents in 2003 as compared to 2002.

Income Taxes

     The provisions (benefit) for income taxes were $0 and $(137,000) for the years ended December 31, 2003 and 2002, respectively. The 2002 federal income tax benefit of $137,000 represents the recovery of alternative minimum tax paid in a prior year.

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

     Losses from continuing operations were $1,672,000 and $8,646,000 for the years ended December 31, 2003 and 2002, respectively, while there was no gain or loss from discontinued operations in either period. Net losses were $1,672,000 and $8,646,000 for 2003 and 2002, respectively. As a result of the foregoing, basic and diluted net loss per common share was $0.03 for the year ended December 31, 2003 compared to a basic and diluted net loss per common share of $0.18 for the year ended December 31, 2002.

Liquidity and Capital Resources

     At December 31, 2004, the Company had $3,223,000 in cash and cash equivalents, a decrease of $4,380,000 over the balance at December 31, 2003. Net cash used in operating activities was $4,385,000 in 2004, or an increase of $2,586,000 as compared to the net cash used in 2003. The primary driver of this increase in cash usage is the significant decline in revenues of $6,888,000 from $20,630,000 in 2003 to $13,742,000, which resulted in decreases in cash received from our clients. While the costs of revenues and operating expenses (excluding the goodwill impairment charge) decrease year over year, they did not decrease proportionately to the revenue decline.

     Net cash used in investing activities in 2004 was $51,000, which was a decline of $99,000 from the $150,000 used in 2003. The Company incurred less expenditures for the purchases of property and equipment in light of the revenue developments.

     Financing activities provided net cash of $56,000 in 2004 as compared to the $3,878,000 of net cash provided in 2003. In July 2003, institutional investors who participated in the Company's private placement of common stock in November and December 2001 exercised all related warrants and the Company issued 1,431,364 shares of its common stock pursuant to the exercise of warrants, as amended. This warrant exercise resulted in net proceeds of approximately $3,133,000. There was no such warrant exercised in 2004. Further, while the Company generated cash of $817,000 from stock option exercises and the employee stock purchase plan in 2003, it only generated $58,000 in 2004.

     Capital Resources - Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are factors that raise substantial doubt about our ability to continue as a going concern including the Company's financial position and results of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     During 2004 and continuing into 2005, the Company assessed a variety of strategic alternatives, which were focused on enhancing InteliData's position in the electronic banking marketplace by exploring strategic opportunities intended to enhance stockholder value. For example, we actively pursued strategic alternatives including the possibility of selling assets, raising capital through private placements, and merging the Company with another entity. There can be no assurance that any transaction will result from these efforts.

     On March 31, 2005, the Company entered into a definitive agreement to be acquired by Corillian Corporation ("Corillian"), a publicly traded company (Nasdaq: CORI) based in Hillsboro, Oregon, that provides solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. The purchase consideration for the Company is approximately $19.5 million, subject to adjustment. Under the terms of the agreement, each outstanding share of the Company's common stock will be converted into the right to receive 0.0954 of a share of Corillian's common stock and $0.0832 in cash without interest. The closing of this transaction is subject to, among other things, the effectiveness of the registration/proxy statement on Form S-4 to be filed with the Securities and Exchange Commission and approval of the Company's stockholders. As a result, there can be no assurances that the acquisition will be completed or as to the timing thereof.

     In the event our merger with Corillian is not successful, we may be required to seek protection from our creditors, or we may need to sell assets and/or raise additional capital through private placements. While we continue to operate as a going concern, we have significant liquidity and capital resource issues relative to our ability to generate cash flows and to raise additional capital if needed. We may not be able to generate sufficient revenue to become profitable on a sustained basis, or at all. We have incurred significant losses and negative cash flows from operations for several years and our ability to raise or generate enough cash to survive may be questionable. We expect that the operating cash flow deficit will continue and absent further financing or significant improvement in sales, potentially result in our inability to continue operations. As a result of these and other factors, our independent registered public accounting firm has included in its report on the 2004 consolidated financial statements an explanatory paragraph expressing that there is substantial doubt about our ability to continue as a going concern.

     If the Corillian transaction is not successful, the Company's achievement of its operating plan remains predicated upon both existing and prospective clients' decisions to procure certain products and services in a timeframe consistent with the operating plan assumptions. Historically, these decisions have not evolved timely for varying reasons, including slower than expected market demand, budgetary constraints, and internal product development and resource initiatives. Further, based on the Company's declining financial condition, existing and prospective clients have expressed concerns regarding the risks of acquiring software and services from InteliData. While some are satisfied as long as the source code continues to be held in escrow, others are employing a wait-and-see approach to InteliData's continuation as a going concern.

     The Company believes the key factors to its liquidity in 2005 will be its ability to successfully execute on its plans to achieve sales levels, while operating at reduced operating expense levels. With projected sales to existing and prospective clients, management expects that the Company's cash and cash equivalents and projected funds from operations (which are principally the result of sales and collections of accounts receivable) will be sufficient to meet its anticipated cash requirements for the next several months. This expectation is based upon assumptions regarding cash flows and results of operations over the next several months and is subject to substantial uncertainty and risks that may be beyond our control. If these assumptions prove incorrect, the duration of the time period during which the Company could continue operations could be materially shorter. The occurrence of adverse developments related to these risks and uncertainties could result in the Company's incurring unforeseen expenses, being unable to generate projected sales, to collect new and outstanding accounts receivable, or to control expected expenses and overhead, and we would likely be unable to continue operations.

     In the event of continued future revenue delays, the Company would seek to adjust certain expense structures to mitigate the potential impact that these delays would have on its capital levels. These opportunities include additional reductions in general and administrative expenditures, managing research and development efforts consistent with existing and prospective client demands, and the potential of consolidating certain operational activities. During 2004, the Company reduced the full-time equivalent personnel by 14 to 72 as of December 31, 2004. Continuing into 2005, management reviewed the operating expenses in light of our financial condition and current plan. Further steps were taken to control costs and the full-time equivalent personnel was reduced by 15 to 57 as of March 28, 2005.

     Additional capital resources might be generated from activities that include the Company's selling of assets, issuing equity securities through private placements and/or merging the Company with another entity. If the Company engages in efforts to obtain additional capital, it can make no assurances that these efforts will be successful or that the terms of such funding would be beneficial to the common stockholders. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

     On September 7, 2004, InteliData transferred the listing of its common stock from the Nasdaq National Market to the Nasdaq SmallCap Market due to our inability to comply with the minimum $1.00 bid price requirement. The initial grace period to regain compliance expired on December 13, 2004. On December 14, 2004, InteliData received a notice from Nasdaq that it had not regained compliance with the minimum $1.00 bid price per share requirement set forth in Marketplace Rule 4310(c)(4). Nasdaq also notified InteliData that, since it meets the other initial inclusion criteria for the SmallCap Market, it is being given an additional 180 calendar days, or until June 13, 2005, to regain compliance. If compliance with the criteria cannot be demonstrated by that time, InteliData's common stock would be delisted from the Nasdaq SmallCap Market. The possibility of a Nasdaq delisting could make capital-raising, selling and other activities more difficult.

     Off-Balance Sheet Arrangements and Contractual Obligations - The decision by the Company to divest itself of its telecommunications business segment created certain financial obligations and uncertainties for the future. The Company is required to satisfy certain obligations of the telecommunications business that will carry on beyond December 31, 2004. As of December 31, 2004, the Company had $40,000 in remaining liabilities related to the discontinued operations. During 2000, the Company sold the only remaining asset it had in the discontinued operations - the property and the building located thereon in New Milford, Connecticut. Liabilities remaining in the discontinued operations represent the Company's estimated liability related to the environmental clean up associated with prior tenants' operations at the New Milford location and other costs. The Company is working with its professional advisors and insurer to manage its exposure to liability for the potential environmental clean up. The Company has hired an environmental specialist firm to perform a study of the damages, to prepare a project plan, to work with the state and federal agencies, and to remediate the property. Additionally, the Company has acquired insurance to cap the potential costs and losses at a reasonable amount. Such amounts and insurance costs have been accrued for as of December 31, 2004. Management believes that the combination of the project plan and the insurance arrangements will cause the resolution of this matter to not have a material adverse effect on the Company's financial condition or results of operations.

     The Company entered into multiple vendor agreements for outsourced services as part of its ASP solution offering for certain Online Banking and Payment Solutions clients. Some of these vendor agreements commit the Company to specified minimum charges during the terms of the contracts. Management continues to assess the potential for new business prospects, the possibility of reducing the Company's costs through renegotiation of existing agreements, and/or exiting the ASP business by referring clients and prospects to a hosting vendor and providing a license solution and support services. There can be no assurance that the Company will be successful in mitigating these factors. In the event that new client revenues do not materialize, user growth rates from existing clients do not meet expected projections and/or the Company is not successful in its renegotiation efforts, the Company may experience future period losses from the Company's ASP business, which could have a material adverse impact on the Company's financial position, results of operations, and cash flows. In June 2004, the Company restructured a vendor agreement and decreased its overall prospective ASP operations costs. Entering 2005, the projected revenues are estimated to exceed projected costs by approximately
$83,000 on a monthly basis based on the December 2004 results; this gap will fluctuate based on monthly activity. In accordance with generally accepted accounting principles, the Company is accounting for the committed contract costs as they are incurred.

     As a result of exploring available options, the Company has elected to allow its Fidelity Hosting agreement to expire in April 2005; however,
InteliData will continue to participate in the Fidelity revenue-sharing agreement, which bears no anticipated direct costs.

     The Company leases facilities and equipment under cancelable and noncancelable operating lease agreements. Future minimum lease payments under noncancelable operating leases and future minimum payments under purchase obligations for outsourced services were as follows (in thousands) at December 31, 2004:

                                                     Payment due by period

----------------------------------------------------------------------------------------------
                                              Less than      1-3          3-5    More than
     Contractual Obligations      Total         1 year      years        years    5 years

----------------------------------------------------------------------------------------------
Operating Lease Obligations      $   1,984   $    1,145   $   839    $    -     $    -
----------------------------------------------------------------------------------------------
Purchase Obligations                   640          640         -         -          -
----------------------------------------------------------------------------------------------
Total                            $   2,624   $    1,785   $   839    $    -     $    -
----------------------------------------------------------------------------------------------


     The future minimum lease obligations do not include $223,000 of expected receipts from subleases.

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

     The Company enters into contracts where the delivered software may not require significant customization. Upon delivery, the Company either recognizes revenue ratably over the contract period for contracts where vendor specific objective evidence ("VSOE") of fair value for post contract customer support ("PCS") does not exist or recognizes revenue for the delivered element where VSOE of fair value for PCS does exist (e.g., when the Company has substantive renewal rates for PCS). The Company generally utilizes the shipping terms of F.O.B. shipping point. Depending on the type of software and the terms of a particular contract, the client's receipt of the software is either based on F.O.B. shipping point or upon acceptance of the software, as defined by the applicable contract. The warranty provision is generally ninety days from either FOB shipping date or acceptance of the software.

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

     Valuation of Goodwill and Intangible Assets - On an annual basis (as of June 30th), the Company conducts a review of goodwill for impairment. The Company assesses the fair value of its only reporting unit for the purposes of testing goodwill by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, we determine whether the fair value of the reporting unit exceeds the carrying amount of our net assets. If the carrying amount of our reporting unit exceeds its fair value, we compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.
Since the carrying amount of reporting unit goodwill exceeded the implied fair value as of June 30, 2004, we recognized a $25,771,000 goodwill impairment charge in the second quarter of 2004. See below for a detailed discussion regarding the significant assumptions and estimates employed in this process and
Note 12 to the Condensed Consolidated Financial Statements for additional details.

     We also review our amortizing intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Accordingly, when appropriate, the Company reviews its long-lived assets (including amortizing intangible assets) for impairment at the enterprise level initially following an undiscounted cash flow approach following the guidance in SFAS No. 144. In reviewing long-lived assets for impairment, the Company evaluates the probability of certain reasonably possible scenarios as appropriate, such as operating as a going concern and/or selling the business, so long as the scenarios were actively considered by the Company as of the end of the relevant period. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company would recognize an impairment loss equal to the difference between the fair value and the carrying value of the asset. The fair value would be calculated following a discounted cash flow approach.

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

     Depreciation of Fixed Assets - The Company's business requires our investment in office and computer equipment to facilitate certain research and development activities and to support the operations in serving our customers. We record these assets at cost and depreciate the assets over their estimated useful lives. We periodically reassess the economic life of these elements and make adjustments to these useful lives using historical experience, capacity requirements, and assessments of new product and market demands. When these factors indicate certain elements may not be useful for as long as anticipated, we depreciate the remaining book value over the remaining useful life. Further, the timing and deployment of any new technologies could affect the estimated lives of our assets, which could have significant impacts on results of operations in the future.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (including Certain Costs Incurred in a Restructuring) ("SFAS 146"), which supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3"). SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after September 30, 2002. As of March 31, 2003, the Company ceased using one of its leased spaces at its offices in Reston, Virginia. The fair value of the remaining obligation on this lease, net of the fair value of sublease rent, was approximately $540,000. Accordingly, the Company recorded an expense of $540,000 and a corresponding liability as of March 31, 2003. As of May 1, 2003, the Company has a subtenant for this space for the majority of the remaining lease term and the actual results of net sublease rent could differ from the above estimates. As of December 31, 2004, the estimated remaining liability was approximately $264,000.

     In July 2004, the Company determined that it would be more cost-effective to relocate its South Carolina operations to its headquarters in Reston, Virginia, based on the number of remaining employees and the existing operations at the time. Accordingly, the Company relocated two employees, designated three others as field employees and ceased using its leased office space in Charleston, South Carolina. The fair value of the remaining obligation on this lease, net of the fair value of sublease rent, was approximately $45,000. Accordingly, the Company recorded an expense of $45,000 and a corresponding liability in July. As of December 31, 2004, the Company had not been successful in securing a subtenant for this space and the estimated remaining liability was approximately $33,000.


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     This Form 10-K filing and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the realization of which may be impacted by the factors discussed below. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company cautions readers that the following important factors, among others, in some cases have affected the Company's actual results, and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act. Additionally, the Company is not under any obligation (and expressly disclaims an obligation to) to update or alter its forward-looking statements, whether as a result of new information or otherwise. We wish to caution you that such risks and uncertainties include, but are not limited to:

     o stockholders of InteliData may fail to approve the merger with Corillian or other conditions to closing of the merger may not be satisfied;
     o the operating costs, customer loss and business disruption following the merger, including adverse effects on relationship with employees, may be greater than expected;

     o the businesses of Corillian and InteliData may not be combined successfully, or such combination may take longer to accomplish than expected;
     o    our ability to continue funding operating losses;
     o the impact of declines in our stock price and our ability to maintain minimum listing standards of the NASDAQ stock markets;
     o different assumptions regarding cash flows (for example, either based on varying costs of capital, changes in underlying economic assumptions, or any resulting financial or strategic transactions) affecting valuation analyses;
     o our ability to develop, sell, deliver and implement our payment solution products and services, some of which are largely unproven in a production environment, to financial institution customers;
     o our ability to manage our expenses in line with anticipated business levels;
     o    our  ability to complete  product  implementations  in  required  time frames;
     o our ability to maintain customers and increase our recurring revenues and/or reduce operating costs associated with our ASP business in order to make this operation profitable or the impact of our termination of our ASP operations;
     o our ability to retain key customers and to increase revenues from existing customers;
     o the impact of customers deconverting from use of our products and services to the use of competitive products or in-house solutions;
     o the effect of planned customer migrations from outsourced solutions to in-house solutions with a resulting loss of recurring revenue;
     o the impact of competitive products, pricing pressure, product demand and market acceptance risks;
     o the pace of consumer acceptance of online banking and reliance on our bank clients to increase usage of Internet banking by their customers;
     o the effect of general economic conditions on the financial services industry;
     o    mergers and acquisitions;
     o    the risks of integration of our technology;
     o the ability of financial institution customers to implement applications in the anticipated time frames or with the anticipated features, functionality or benefits;
     o    our  reliance  on  key   strategic   alliances   and  newly   emerging
          technologies;
     o our ability to leverage our third-party relationships into new business opportunities;
     o the on-going viability of the mainframe marketplace and demand for traditional mainframe products;
     o    our ability to attract and retain key employees;
     o    the availability of cash for long-term growth;
     o    product obsolescence;
     o    our ability to reduce product costs;
     o    fluctuations in our operating results;
     o    delays in development of highly complex products;
     o the ability to comply with, and incur the costs related to, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 requiring that management perform an evaluation of its internal controls over financial reporting and have its independent auditors attest to such evaluation; and
     o other risks detailed from time to time in our filings with the Securities and Exchange Commission.

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


     We may not be successful in consummating any financial or strategic transaction.
     We have been exploring a variety of financial and strategic alternatives, which may include the raising of additional capital, the sale or merger of the Company or the sale of certain assets of the Company. The closing of the proposed merger with Corillian is subject to, among other things, customary closing conditions, the effectiveness of the registration/proxy statement on Form S-4 to be filed with the Securities and Exchange Commission and stockholder approval. As a result, there can be no assurances that the acquisition will be completed or as to the timing thereof. If the proposed merger with Corillian is not completed, whether due to the failure of stockholders to approve the transaction or to the failure to satisfy closing conditions, we would seek to sell some of our assets or attempt to raise capital. We cannot assure stockholders that the assets could be sold at all. There is no assurance that any financial or strategic alternatives will be available, or, if available, will be on terms acceptable to us or our stockholders. If we are unable to identify and consummate a financial or strategic transaction, we may be required to substantially reduce or cease and windup our operations. As disclosed in this annual report on Form 10-K, the Company has recurring losses from operations and is experiencing difficulty in generating cash flow. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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


     We may not be able to comply with, and incur the costs related to, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 requiring that management perform an evaluation of its internal controls over financial reporting and have its independent auditors attest to such evaluation.

     As an issuer with a smaller market capitalization, we have limited financial staff and resources and are at an inherent compliance disadvantage. The initial cost of compliance has been significantly higher than projected. The Company may not be able to fund the on-going cost of compliance. Actual costs of
Section 404 of the Sarbanes-

Oxley Act are not one-time events and may be difficult to quantify and predict and we anticipate they will continue to increase in the near future. Without adequate resources, the Company may not be able to comply fully with the Sarbanes-Oxley Act.

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

     Our stock price fluctuates significantly and could adversely affect our business, operations and financial condition.
     It is likely that in the future our common stock will continue to experience the significant volatility it has experienced in the past. Our common stock is currently traded on the Nasdaq SmallCap Market. The stock market, particularly in recent years, has experienced volatility that has been especially acute with respect to high technology-based stocks such as ours. The volatility of technology-based and development stage stocks has often been unrelated to the operating performance of the companies represented by the stock. Factors such as announcements of the introduction of new products or services by our competitors or by us, market conditions in the banking and other emerging growth company sectors and rumors relating to our competitors or us have had a significant impact on the market price of our common stock in the past.

     The Company's stock could be delisted from Nasdaq SmallCap Market.
     Our stock has closed at less than $1.00 per share since May 2004 and was transferred to The Nasdaq SmallCap Market on September 7, 2004. The Company was provided 180 calendar days, or until December 13, 2004, to regain compliance with the $1.00 per share minimum closing bid requirements. The closing bid price of the common stock did not exceed $1.00 per share during that 180-day period, however, the Company was afforded an additional 180 calendar days, or until June 13, 2005, to regain compliance. If the Company does not regain compliance, it will not be afforded an additional compliance period beyond that date on the SmallCap Market. If compliance with the Rule cannot be demonstrated by June 13, 2005, the Company's securities will be delisted. The Company has the right to appeal Nasdaq's determination to a Listing Qualifications Panel.


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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------


                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Consolidated Financial Statements

  Consolidated Balance Sheets as of December 31, 2004 and 2003, as restated...35

  Consolidated Statements of Operations for the Years Ended
    December 31, 2004, 2003, and 2002, as restated............................36

  Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
    December 31, 2004, 2003, and 2002, as restated............................37

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2004, 2003, and 2002, as restated............................38

  Notes to the Consolidated Financial Statements for the Years Ended
    December 31, 2004, 2003, and 2002, as restated............................39


Report of Independent Registered Public Accounting Firm.......................58

                       INTELIDATA TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003
                        (in thousands, except share data)


                                                                                        2004            2003
                                                                                    ------------    ------------
                                                                                                     (as restated)
                                                                                                    (see Note 2(n))
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                                      $      3,223    $      7,603
     Accounts receivable, net                                                              1,437           2,890
     Other receivables                                                                        16             180
     Prepaid expenses and other current assets                                               545             625
                                                                                    ------------    ------------
         Total current assets                                                              5,221          11,298

  NONCURRENT ASSETS
     Property and equipment, net                                                             833           1,529
     Goodwill                                                                                 --          25,771
     Intangible asset, net                                                                 4,340           5,060
     Other assets                                                                            211             211
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $     10,605    $     43,869
                                                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                                                               $      1,003    $      1,517
     Accrued expenses                                                                      2,223           1,635
     Deferred revenues                                                                     1,269           1,051
     Liabilities of discontinued operations                                                   40              59
                                                                                    ------------    ------------
TOTAL CURRENT LIABILITIES                                                                  4,535           4,262
     Accrued expenses                                                                        225             342
     Deferred revenues                                                                       150             300
     Liabilities of discontinued operations                                                   --              75
                                                                                    ------------    ------------
TOTAL LIABILITIES                                                                          4,910           4,979
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
        no shares issued and outstanding                                                      --              --
     Common stock, $0.001 par value; authorized 100,000,000 shares;
        issued 52,169,000 shares in 2004 and 52,065,000 shares in 2003;
        outstanding 51,134,000 shares in 2004 and 51,231,000 shares in 2003                   52              52
     Additional paid-in capital                                                          307,020         306,963
     Treasury stock, at cost:  1,035,000 shares in 2004 and 834,000 shares in 2003        (2,648)         (2,546)
     Deferred compensation                                                                   (23)           (108)
     Accumulated deficit                                                                (298,706)       (265,471)
                                                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                 5,695          38,890
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     10,605    $     43,869
                                                                                    ============    ============


        See accompanying notes to the consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (in thousands, except per share data)


                                                                              2004             2003              2002
                                                                           ---------         --------         ---------

                                                                                            (as restated)      (as restated)
                                                                                           (see Note 2(n))    (see Note 2(n))
Revenues
     Software license                                                      $     158         $  1,235         $   1,289
     Consulting services                                                       1,474            3,964             5,785
     Use-based                                                                10,057           13,874            12,902
     Maintenance                                                               2,053            1,544             1,266
     Other                                                                        --               13               253
                                                                           ---------         --------         ---------
         Total revenues                                                       13,742           20,630            21,495
                                                                           ---------         --------         ---------

Cost of revenues
     Consulting services, recurring and termination fees                       6,318            7,549             8,474
                                                                           ---------         --------         ---------
         Total cost of revenues                                                6,318            7,549             8,474
                                                                           ---------         --------         ---------

Gross profit                                                                   7,424           13,081            13,021

Operating expenses
     General and administrative                                                8,180            7,204             8,784
     Selling and marketing                                                     1,056            1,830             2,867
     Research and development                                                  4,937            5,020             8,807
     Amortization of intangible asset                                            720              720               720
     Goodwill impairment charge                                               25,771               --                --
                                                                           ---------         --------         ---------
         Total operating expenses                                             40,664           14,774            21,178
                                                                           ---------         --------         ---------

Operating loss                                                               (33,240)          (1,693)           (8,157)
Realized loss on sale of investment                                               --               --              (748)
Other income (expenses), net                                                       5               21               122
                                                                           ---------         --------         ---------

Loss before income taxes                                                     (33,235)          (1,672)           (8,783)
Benefit for income taxes                                                          --               --              (137)
                                                                           ---------         --------         ---------

Net loss                                                                   $ (33,235)        $ (1,672)        $  (8,646)
                                                                           ==========        ========         =========

Basic and diluted earnings (loss) per common share                         $   (0.65)        $  (0.03)        $   (0.18)
                                                                           ==========        ========         =========

Basic and diluted weighted-average common shares outstanding                  51,271           50,028            48,869
                                                                           ==========        ========         =========

        See accompanying notes to the consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
                                 (in thousands)


                                                                                      Additional
                                             Preferred Stock       Common stock        Paid-in      Treasury        Deferred
                                             Shares  Amount      Shares     Amount     Capital        Stock       Compensation
                                             ------  ------      ------     ------     -------        -----       ------------

Balance at January 1, 2002,
   (as previously reported)                  --      $   --      49,725    $    50    $ 303,141     $  (2,473)    $  (1,395)
Adjustment (see Note 2(n))                   --          --          --         --           --            --           280
                                             ------  ------      ------     ------    ---------     ---------     ------------
Balance at January 1, 2002,
   (as restated; see Note 2(n))              --      $   --      49,725    $    50    $ 303,141     $  (2,473)    $  (1,115)
   Issuance of common stock:
     Exercise of stock options               --          --          11         --           15            --            --
     Employee stock purchase plan            --          --          30         --           30            --            --
   Issuance of restricted stock              --          --         139         --          247            --          (247)
   Cancellation of restricted stock          --          --        (108)        --         (406)           --           406
   2000 Home Account Incentive Plan          --          --          --         --         (194)           --           194
   Realized gains on investments sold        --          --          --         --           --            --            --
   Amortization of deferred compensation
     (as restated; see Note 2(n))            --          --          --         --           --            --           658
   Net loss (as restated; see Note 2(n))     --          --          --         --           --            --            --
   Comprehensive loss
     (as restated; see Note 2(n))
                                             ------  ------      ------     ------    ---------     ---------     ------------
Balance at December 31, 2002,
   (as restated; see Note 2(n))              --      $   --      49,797    $    50    $ 302,833     $  (2,473)    $    (104)
                                             ------  ------      ------     ------    ---------     ---------     ------------
   Issuance of common stock:
     Exercise of stock options               --          --         669          1          802            --            --
     Employee stock purchase plan            --          --          16         --           15            --            --
     Exercise of stock warrants              --          --       1,454          1        3,132            --            --
   Issuance of restricted stock              --          --         155         --          226            --          (226)
   Cancellation of restricted stock          --          --         (26)        --          (45)           --            45
   Purchase of treasury stock, at cost       --          --          --         --           --           (73)           --
   Amortization of deferred compensation
     (as restated; see Note 2(n))            --          --          --         --           --            --           177
   Net loss (as restated; see Note 2(n))     --          --          --         --           --            --            --
   Comprehensive loss
     (as restated; see Note 2(n))
                                             ------  ------      ------     ------    ---------     ---------     ------------
Balance at December 31, 2003,
   (as restated; see Note 2(n))              --      $   --       52,065    $   52    $ 306,963     $  (2,546)    $    (108)
   Issuance of common stock:
     Exercise of stock options               --          --           56        --           42            --            --
     Employee stock purchase plan            --          --           28        --           16            --            --
   Issuance of restricted stock              --          --           95        --           99            --           (99)
   Cancellation of restricted stock          --          --          (75)       --         (100)           --           100
   Purchase or receipt of
     treasury stock, at cost                 --          --           --        --           --          (102)           --
     Amortization of deferred compensation   --          --           --        --           --            --            84
   Net loss                                  --          --           --        --           --            --            --
Comprehensive loss
                                             ------  ------      ------     ------    ---------     ---------     ------------
Balance at December 31, 2004                 --      $   --       52,169    $   52    $ 307,020     $  (2,648)    $     (23)
                                             ------  ------      ------     ------    ---------     ---------     ------------



                                                Accumulated
                                                  Other
                                              Comprehensive   Accumulated  Comprehensive
                                              Income (Loss)     Deficit        Loss         Total
                                              -------------     -------      --------     -------


Balance at January 1, 2002,
   (as previously reported)                    $    210       $(255,058)                  $ 44,475
   Adjustment (see Note 2(n))                        --             (95)                       185
                                              -------------     -------      --------     --------
Balance at January 1, 2002,
   (as restated; see Note 2(n))                $    210       $(255,153)                  $ 44,660
   Issuance of common stock:
     Exercise of stock options                       --              --                         15
     Employee stock purchase plan                    --              --                         30
   Issuance of restricted stock                      --              --                         --
   Cancellation of restricted stock                  --              --                         --
   2000 Home Account Incentive Plan                  --              --                         --
   Realized gains on investments sold              (210)             --      $   (210)        (210)
   Amortization of deferred compensation
     (as restated; see Note 2(n))                    --              --                        658
   Net loss (as restated; see Note 2(n))             --          (8,646)       (8,646)      (8,646)
   Comprehensive loss
     (as restated; see Note 2(n))                                            $ (8,856)
                                              -------------     -------      --------     ---------
Balance at December 31, 2002,
   (as restated; see Note 2(n))                $     --       $(263,799)                  $ 36,507
                                              -------------     -------      --------     ---------
   Issuance of common stock:
     Exercise of stock options                       --              --                        803
     Employee stock purchase plan                    --              --                         15
     Exercise of stock warrants                      --              --                      3,133
   Issuance of restricted stock                      --              --                         --
   Cancellation of restricted stock                  --              --                         --
   Purchase of treasury stock, at cost               --              --                        (73)
   Amortization of deferred compensation
     (as restated; see Note 2(n))                    --              --                        177
   Net loss (as restated; see Note 2(n))             --          (1,672)     $ (1,672)      (1,672)
   Comprehensive loss
     (as restated; see Note 2(n))                                            $ (1,672)
                                              -------------     -------      --------     --------
Balance at December 31, 2003,
   (as restated; see Note 2(n))                $     --       $(265,471)                  $ 38,890
   Issuance of common stock:
     Exercise of stock options                       --              --                         42
     Employee stock purchase plan                    --              --                         16
   Issuance of restricted stock                      --              --                         --
   Cancellation of restricted stock                  --              --                         --
   Purchase or receipt of
     treasury stock, at cost                         --              --                       (102)
     Amortization of deferred compensation           --              --                         84
   Net loss                                          --         (33,235)     $(33,235)     (33,235)
Comprehensive loss                                                           $(33,235)
                                              -------------     -------      --------     --------
Balance at December 31, 2004                   $     --      $ (298,706)                  $  5,695
                                              -------------     -------      --------     --------


        See accompanying notes to the consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
                                 (in thousands)



                                                                          2004             2003              2002
                                                                      -----------      ------------      -----------

                                                                                      (as restated)      (as restated)
                                                                                     (see Note 2(n))    (see Note 2(n))
Cash flows from operating activities
     Net loss                                                         $  (33,235)       $   (1,672)      $   (8,646)
     Adjustments to reconcile net loss
     to net cash used in operating activities of continuing operations:
      Realized loss on sales of investments                                   --                --              748
      Goodwill impairment charge                                          25,771                --               --
      Amortization of intangible asset                                       720               720              720
      Depreciation and amortization                                          739             1,037            1,532
      Deferred compensation expense                                           84               177              658
      Net loss on disposal of property and equipment                           8               138               23
      Changes in operating assets and liabilities:
        Accounts receivable                                                1,453                84            2,018
        Prepaid expenses and other current assets                            144               270               31
        Accounts payable                                                    (514)             (564)          (1,215)
        Accrued expenses and accrued rent                                    471            (1,550)          (2,051)
        Deferred revenue                                                      68              (322)          (1,491)
                                                                      -----------      ------------      -----------
         Net cash used in operating activities of
         continuing operations                                            (4,291)           (1,682)          (7,673)

     Cash released from escrow account                                       224                --               --
     Payments of liabilities of discontinued operations                     (318)             (117)            (253)
                                                                      -----------      ------------      -----------
         Net cash used in discontinued operations                            (94)             (117)            (253)
                                                                      -----------      ------------      -----------

          Net cash used in operating activities                           (4,385)           (1,799)          (7,926)

Cash flows from investing activities
     Proceeds from sales of investments                                       --                --            1,968
     Purchases of property and equipment                                     (51)             (150)            (389)
     Payments on acquisition related costs                                    --                --              (50)
                                                                      -----------      ------------      -----------
         Net cash (used in) provided by investing activities                 (51)             (150)           1,529
                                                                      -----------      ------------      -----------

Cash flows from financing activities
     Proceeds from the issuance of common stock                               58             3,951               45
     Payments to acquire treasury stock                                       (2)              (73)              --
Net cash provided by financing activities                                     56             3,878               45
                                                                      -----------      ------------      -----------

(Decrease) increase in cash and cash equivalents                          (4,380)            1,929           (6,352)
Cash and cash equivalents, beginning of year                               7,603             5,674           12,026
                                                                      -----------      ------------      -----------
Cash and cash equivalents, end of year                                $    3,223        $    7,603       $    5,674
                                                                      ===========      ============      ===========


        See accompanying notes to the consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002 (AS RESTATED)


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

     The Company has invested in developing products and capabilities designed to establish a leadership position in the online bill payment market. The Company believes this market opportunity is significant based on the billions of recurring bills that consumers and businesses pay each year, primarily via paper checks. FI's should be able to realize significant cost and efficiency benefits from initiating these payments online and processing them electronically. Migrating to online electronic payments will require significant investment in online bill payment infrastructure, which is where the Company's products are focused.

     On March 31, 2005, the Company entered into a definitive agreement to be acquired by Corillian Corporation ("Corillian"), a publicly traded company (Nasdaq: CORI) based in Hillsboro, Oregon, that provides solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. The purchase consideration for the Company is approximately $19.5 million, subject to adjustment. Under the terms of the agreement, each outstanding share of the Company's common stock will be converted into the right to receive 0.0954 of a share of Corillian's common stock and $0.0832 in cash without interest. The closing of this transaction is subject to, among other things, the effectiveness of the registration/proxy statement on Form S-4 to be filed with the Securities and Exchange Commission and approval of the Company's stockholders. As a result, there can be no assurances that the acquisition will be completed or as to the timing thereof.

     The Company is incorporated in the State of Delaware and has its corporate headquarters in Reston, Virginia. There are operating facilities in Omaha, Nebraska and Toledo, Ohio.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all inter-company balances and transactions. Certain reclassifications have been made to the prior year financial statements to conform to the 2004 financial statement presentation.

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

     The Company enters into contracts where the delivered software may not require significant customization. Upon delivery, the Company either recognizes revenue ratably over the contract period for contracts where vendor specific objective evidence ("VSOE") of fair value for post contract customer support ("PCS") does not exist or recognizes revenue for the delivered element where VSOE of fair value for PCS does exist (e.g., when the Company has substantive renewal rates for PCS). The Company generally utilizes the shipping terms of F.O.B. shipping point. Depending on the type of software and the terms of a particular contract, the client's receipt of the software is either based on F.O.B. shipping point or upon acceptance of the software, as defined by the applicable contract. The warranty provision is generally ninety days from either FOB shipping date or acceptance of the software.

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

(e) Investments - The Company accounted for its investments in the warrants to acquire Sybase, Inc. common stock under Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), was issued in April 2003 to amend and clarify the financial accounting and reporting guidance for derivative instruments and hedging activities. The adoption of SFAS 149 did not have a material effect on our financial position, results of operations, or cash flows.

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

     SFAS 123 prescribes the recognition of compensation expense based on the fair value of options on the grant date and allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. The Company has elected to continue to apply the provisions of APB 25 for options granted to employees and provide the pro forma disclosures pursuant to SFAS 123. Pro forma information regarding the Company's net loss has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. Under the fair value method, compensation costs are measured at the grant date based on the fair value of the award and are recognized over the service period. The weighted-average fair values of options granted during 2004, 2003, and 2002 were $0.26, $1.70, and $0.95, per share, respectively. The fair value is determined by using the Black-Scholes option-pricing model with the following assumptions:


                                            2004        2003        2002
                                           -----       -----       -----
 Risk free interest rate                   3.43%       2.97%       3.82%
 Dividend yield                               0%          0%          0%
 Volality                                   107%         81%        105%
 Expected life of options (years)              6           6           6

     Had compensation cost been determined based on the fair value method of SFAS 123, the Company's results of operations would have been as follows (in thousands, except for per share data) for the years ended December 31:


                                               2004         2003        2002
                                              ---------    --------   ---------
 Net loss, as reported                        $ (33,235)   $ (1,672)  $  (8,646)
 Stock-based employee compensation expense         (271)     (1,327)     (3,264)
                                              ---------    --------   ----------
 Pro forma net loss                           $ (33,506)   $ (2,999)  $ (11,910)
                                              ==========    =======   ==========
 Basic and diluted loss per common share        $ (0.65)   $  (0.06)    $ (0.24)
                                              ==========   ========   ==========

     In December 2004, the FASB published SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), which replaces SFAS 123 and supersedes APB
25. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has not calculated the financial impact of adopting this standard.

(j) Earnings (Loss) Per Common Share - Basic earnings (loss) per common share ("EPS") is computed by dividing net income (loss) by the basic weighted-average common shares outstanding during the year. Diluted EPS reflects the dilutive effect of stock options and stock awards granted to employees under stock-based compensation plans, as well as stock warrants. The effects of stock options and warrants were not included in the loss per share computations in 2004, 2003 and 2002, because they would have been anti-dilutive.

(k) Fair Value of Financial Instruments - The carrying values of the Company's financial instruments such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values.

(l) Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company sells its products primarily to FI's in the United States. The Company believes that the concentration of credit risk in its trade receivables and cash and cash equivalents is substantially mitigated by the financial position of the FI's that are highly regulated. The Company does not generally require collateral from customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2004, the Company's top eight customers comprised approximately 73% of the accounts receivable balance.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (including Certain Costs Incurred in a Restructuring) ("SFAS 146"), which supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3"). SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after September 30, 2002. As of March 31, 2003, the Company ceased using one of its leased spaces at its offices in Reston, Virginia. The fair value of the remaining obligation on this lease, net of the fair value of sublease rent, was approximately $540,000. Accordingly, the Company recorded an expense of $540,000 and a corresponding liability as of March 31, 2003. As of May 1, 2003, the Company has a subtenant for this space for the majority of the remaining lease term and the actual results of net sublease rent could differ from the above estimates. As of December 31, 2004, the estimated remaining liability was approximately $264,000.

     In July 2004, the Company determined that it would be more cost-effective to relocate its South Carolina operations to its headquarters in Reston, Virginia, based on the number of remaining employees and the existing operations at the time. Accordingly, the Company relocated two employees, designated three others as field employees and ceased using its leased office space in Charleston, South Carolina. The fair value of the remaining obligation on this lease, net of the fair value of sublease rent, was approximately $45,000. Accordingly, the Company recorded an expense of $45,000 and a corresponding liability in July 2004. As of December 31, 2004, the Company had not been successful in securing a subtenant for this space and the estimated remaining liability was approximately $33,000.

(n) Restatement of Consolidated Financial Statements - Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2003, the Company determined that the previous consolidated financial statements require restatement to correct errors related to a lease restructuring, deferred rent liabilities, lease purchase accounting, warrant to issue Company stock and an income tax contingency as discussed below.

     Lease Restructuring - As of March 31, 2003, the Company ceased using one of
     -------------------
its leased spaces at its offices in Reston, Virginia. Accordingly, the Company recorded an expense and a corresponding liability of $625,000 which equaled the net of the undiscounted remaining obligation on the lease of approximately $1,080,000 through December 31, 2006, and the discounted estimated net sublease rent of $455,000. The initial estimate of sublease rent in the first quarter of 2003 did not extend through December 31, 2006 and also did not include the latest information we had available when we filed our Form 10-Q for the quarter. As the liability was not fully discounted, the recorded liability was not accreted. We have concluded that there was an error in the application of the concepts of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (including Certain Costs Incurred in a Restructuring) ("SFAS 146"), with respect to this lease. Under the provisions of SFAS 146, the Company should have determined the fair value of the liability at the cease-use date by taking the remaining lease obligation (adjusted for the effects of any prepaid or deferred items recognized under the lease, see Deferred Rent Liabilities section below for additional detail), reduced by estimated sublease rentals that could be reasonably obtained for the property for all periods covered by the lease, and discounting the resulting net liability using a credit-adjusted risk-free rate appropriate for the first quarter of 2003. The discounted liability should be accreted over the lease term. The impact of these changes was to decrease the lease restructuring liability by $74,000 as of December 31, 2003.

     Deferred  Rent  Liabilities  - Prior to the  fourth  quarter  of 2003,  the
     ---------------------------
Company had not previously recognized rent expense on operating leases on a straight-line basis as required by FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases ("FTB 85-3"). As of December 31, 2003, the Company recorded a current deferred rent liability of $171,000 and expensed the related cumulative additional lease expense during the fourth quarter. The entire liability was classified as short-term as of December 31, 2003, even though certain leases extended beyond twelve months. In addition, the $171,000 recorded liability included approximately $121,000 of deferred rent liability related to the operating lease that was accounted for under SFAS 146 during the first quarter of 2003 (see Lease Restructuring discussion above). We have concluded that there was an error in the application of the concepts of FTB 85-3 with respect to our operating leases. This accounting results in the recordation of a deferred rent liability for all periods presented due to scheduled rent increases in the leases. Other guidance relating to the classification of liabilities requires the non-current portion of the deferred rent liability to be presented as a long-term liability on the balance sheet. Further, as mentioned above, SFAS 146 requires consideration of the deferred rent liability when recording the fair value of the net liability otherwise the liability (and related expense) recognized in 2003 is double counted. The impact of these changes was to decrease the deferred rent liability to $50,000, decrease the current deferred rent liability by $169,000, and increase the long-term deferred rent liability by $48,000 as of December 31, 2003.

     Lease  Purchase  Accounting  - The Company  recorded a lease  liability  of
     ---------------------------
approximately $1 million in purchase accounting when it acquired Home Account in the first quarter of 2001 as the Company met the criteria for recognition of the liability under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination ("EITF 95-3"). The liability recorded represented the undiscounted amount of the remaining lease payments through early 2005 under the operating lease for the former Home Account headquarters, which was closed. As the liability was not discounted, the liability was not accreted over the lease term. At that time, the liability was appropriately not reduced for anticipated sublease income due to the significant downturn in the local real estate market. In the third quarter of 2002, the Company subleased the space to a tenant for approximately $12,000 per month or a total of approximately
$363,000 from that point until the end of the lease in early 2005. As the Company received sublease rent payments in 2002, 2003, and 2004, it increased the related lease liability. The Company reversed these cumulative increases to the liability to income in the fourth quarter of 2003. We have concluded that there was an error in the application of the concepts of APB 16, Business Combinations ("APB 16"), EITF 95-3, and other relevant accounting literature with respect to this lease. APB 16 requires the lease liability recorded in purchase accounting to be recorded at a discounted amount and for such amount to be accreted over the lease term. EITF 95-3 requires that a lease liability recorded in purchase accounting be reversed against goodwill rather than as a credit in the statement of operations when the liability requires a downward adjustment. Other accounting literature requires the Company to revise the lease liability for sublease rentals when those rentals are considered to be reasonable assured. The impact of these changes was to decrease the recorded liability by $238,000 as of December 31, 2003, to increase rent accretion expense by approximately $40,000 and $29,000 for the years ended December 31, 2003 and 2002, respectively, and to decrease othere income by approximately $158,000 for the year ended December 31, 2003.

     Warrant - In the second  quarter of 2000,  InteliData  granted a warrant to
     -------
purchase common stock to a client in exchange for the client's becoming a premier reference site for the Company. The warrant was granted in anticipation of the installation of software delivered as part of an agreement with the client signed in 1999. The warrant agreement is in effect through June 30, 2005. The warrant was fully vested, nonforfeitable, and exercisable on the date of grant. InteliData appropriately measured the fair value of the warrant on the date of grant as approximately $419,000 and recorded the amount on the balance sheet. The Company amortized the warrants to expense over the five-year term of the agreement at approximately $20,000 of expense per quarter or approximately $80,000 per year. We have concluded that there was an error in the application of the concepts of EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company should have recognized the full value of the warrant in the statement of operations on the grant date. Further, the charge to the statement of operations should have been recorded as a contra revenue item in 2000 following the guidance in EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), to the extent there was cumulative revenue on the associated contract. Accordingly, the Company offset approximately $265,000 against revenue and recorded the balance of approximately $154,000 as costs of revenues during 2000. The impact of this change was to decrease deferred compensation (a contra-equity account) by $120,000 as of December 31, 2003.

     Income Tax  Contingency - InteliData  reversed a $288,000 tax liability and
     ------------------------
recorded the related tax benefit in the statement of operations in 2003. The original alternative minimum tax liability recorded in 2000 was incorrectly calculated by $288,000. We have concluded that there was an error in the application of the concepts of SFAS No. 5, Accounting for Contingencies, in 2000 with respect to this accrual. This change increased the net loss by $288,000 for the year ended December 31, 2003, however, it did not have any impact to the accumulated deficit as of December 31, 2003.

     The combined effect of these changes resulted in an increase to accumulated deficit of $221,000 and $147,000 as of December 31, 2003 and 2002, respectively, and an increase to accumulated deficit of $95,000 as of January 1, 2002. The following is a summary of the effects of the restatement on our consolidated balance sheet as of December 31, 2003 and consolidated statements of operations for the years ended December 31, 2003 and 2002. Further, Note 14 to the consolidated financial statements contain restated unaudited quarterly financial data for the years ended December 31, 2004 and 2003, reflecting these adjustments in the appropriate periods.

 Consolidated Balance Sheet as of December 31, 2003    As Previously        As
 (in thousands)                                          Reported       Restated
--------------------------------------------------------------------------------

 Goodwill                                               $ 26,238       $ 25,771
 TOTAL ASSETS                                             44,336         43,869

 Accounts payable                                          1,531          1,517
 Accrued expenses                                          1,963          1,635
 Deferred revenues                                         1,351          1,051
 Net liabilities of discontinued operations                   45             59
 TOTAL CURRENT LIABILITIES                                 4,890          4,262

 Accrued rent                                                380            342
 Deferred revenues                                             -            300

 TOTAL LIABILITIES                                         5,345          4,979

 Deferred compensation                                      (228)          (108)
 Accumulated deficit                                    (265,250)      (265,471)
 TOTAL STOCKHOLDERS' EQUITY                               38,991         38,890

 Consolidated Statements of Operations                 As Previously          As
 (in thousands, except per share data)                   Reported       Restated
---------------------------------------------------  ---------------  ----------

 For the year ended December 31, 2003
 Operating expenses
       General and administrative                     $ 7,496          $  7,204
       Selling and marketing                            1,910             1,830
            Total operating expenses                   15,146            14,774

 Operating Loss                                        (2,065)           (1,693)

 Other income (expense), net                              179                21
 Loss before income taxes                              (1,886)           (1,672)
 Benefit for income taxes                                (288)                -
                                                     --------          ---------

 Net loss                                            $ (1,598)         $ (1,672)
                                                     ========          =========

 For the year ended December 31, 2002
 Operating expenses
       General and administrative                       8,629             8,784
       Selling and marketing                            2,947             2,867
            Total operating expenses                   21,103            21,178

 Operating Loss                                        (8,082)           (8,157)

 Other income (expense), net                               99               122
 Loss before income taxes                              (8,731)           (8,783)
 Benefit for income taxes                                (137)             (137)
                                                     --------          ---------

 Net loss                                            $ (8,594)         $ (8,646)
                                                     ========          =========

(o) Going Concern Assumption - Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are factors that raise substantial doubt about our ability to continue as a going concern including the Company's financial position and results of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     During 2004 and continuing into 2005, the Company assessed a variety of strategic alternatives, which were focused on enhancing InteliData's position in the electronic banking marketplace by exploring strategic opportunities intended to enhance stockholder value. For example, we actively pursued strategic alternatives including the possibility of selling assets, raising capital through private placements, and merging the Company with another entity. There can be no assurance that any transaction will result from this effort.

     As stated in Note 1, the Company entered into a definitive agreement to be acquired by Corillian. The closing of this transaction is subject to, among other things, the effectiveness of the registration/proxy statement on Form S-4 to be filed with the Securities and Exchange Commission and approval of the Company's stockholders. As a result, there can be no assurances that the acquisition will be completed or as to the timing thereof. In the event our merger with Corillian is not successful, we may be required to seek protection from our creditors, or we may need to sell assets and/or raise additional capital through private placements. While we continue to operate as a going concern, we have significant liquidity and capital resource issues relative to our ability to generate cash flows and to raise additional capital if needed. We may not be able to generate sufficient revenue to become profitable on a sustained basis, or at all. We have incurred significant losses and negative cash flows from operations for several years and our ability to raise or generate enough cash to survive may be questionable. We expect that the operating cash flow deficit will continue and absent further financing or significant improvement in sales, potentially result in our inability to continue operations. As a result of these and other factors, our independent registered public accounting firm has included in its report on the 2004 consolidated financial statement an explanatory paragraph expressing that there is substantial doubt about our ability to continue as a going concern.

     If the Corillian transaction is not successful, the Company's achievement of its operating plan remains predicated upon both existing and prospective clients' decisions to procure certain products and services in a timeframe consistent with the operating plan assumptions. Historically, these decisions have not evolved timely for varying reasons, including slower than expected market demand, budgetary constraints, and internal product development and resource initiatives. Further, based on the Company's declining financial condition, existing and prospective clients could express concerns regarding the risks of acquiring software and services from InteliData. While some may be satisfied as long as the source code continues to be held in escrow, others could employ a wait-and-see approach to InteliData's continuation as a going concern.

     The Company believes the key factors to its liquidity in 2005 will be its ability to successfully execute on its plans to achieve sales levels, while operating at reduced operating expense levels. With projected sales to existing and prospective clients, management expects that the Company's cash and cash equivalents and projected funds from operations (which are principally the result of sales and collections of accounts receivable) will be sufficient to meet its anticipated cash requirements for the next several months. This expectation is based upon assumptions regarding cash flows and results of operations over the next several months and is subject to substantial uncertainty and risks that may be beyond our control. If these assumptions prove incorrect, the duration of the time period during which the Company could continue operations could be materially shorter. The occurrence of adverse developments related to these risks and uncertainties could result in the Company's incurring unforeseen expenses, being unable to generate projected sales, to collect new and outstanding accounts receivable, or to control expected expenses and overhead, and we would likely be unable to continue operations.

     In the event of continued future revenue delays, the Company would seek to adjust certain expense structures to mitigate the potential impact that these delays would have on its capital levels. These opportunities include additional reductions in general and administrative expenditures, managing research and development efforts consistent with existing and prospective client demands, and the potential of consolidating certain operational activities. During 2004, the Company reduced the full-time equivalent personnel by 14 to 72 as of December 31, 2004. Continuing into 2005, management reviewed the operating expenses in light of our financial condition and current plan. Further steps were taken to control costs and the full-time equivalent personnel was reduced by 15 to 57 as of March 28, 2005.

     Additional capital resources might be generated from activities that include the Company's selling of assets, issuing equity securities through private placements and/or merging the Company with another entity. If the Company engages in efforts to obtain additional capital, it can make no assurances that these efforts will be successful or that the terms of such funding would be beneficial to the common stockholders. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

     On September 7, 2004, InteliData transferred the listing of its common stock from the Nasdaq National Market to the Nasdaq SmallCap Market due to our inability to comply with the minimum $1.00 bid price requirement. The initial grace period to regain compliance expired on December 13, 2004. On December 14, 2004, InteliData received a notice from Nasdaq that it had not regained compliance with the minimum $1.00 bid price per share requirement set forth in Marketplace Rule 4310(c)(4). Nasdaq also notified InteliData that, since it meets the other initial inclusion criteria for the SmallCap Market, it is being given an additional 180 calendar days, or until June 13, 2005, to regain compliance. If compliance with the criteria cannot be demonstrated by that time, InteliData's common stock would be delisted from the Nasdaq SmallCap Market. The possibility of a Nasdaq delisting could make capital-raising, selling and other activities more difficult.

(3)  INVESTMENTS

     In January 2000, Home Financial Network, Inc. ("HFN"), a company in which InteliData held approximately a 25% ownership interest, merged with Sybase, Inc. ("Sybase"). As part of the merger agreement, the Company received 640,000 "warrant units" with an exercise price of $2.60 per warrant unit. Upon exercise of each warrant unit, the Company was entitled to receive $1.153448 in cash and
0.34794 share of Sybase common stock. Prior to January 1, 2001, the Company considered its investment in warrants to purchase common stock of Sybase to be available-for-sale under the provisions of SFAS 115. Effective January 1, 2001, the Company adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value.

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

     As of January 1, 2002, the accumulated other comprehensive loss balance of $210,000 represented the changes in the fair market value of the Sybase common stock recorded as unrealized gains on investments under SFAS 115. This amount was realized with the Company's disposition of the remaining Sybase investments in June 2002.

(4)  PROPERTY AND EQUIPMENT

          Property and equipment consists of the following at December 31 (in thousands):

                                                         2004       2003
                                                       -------     -------
 Building improvements                                 $   195     $   194
 Office equipment                                        4,808       4,844
 Furniture and fixtures                                    765         765
                                                       -------     -------
                                                         5,768       5,803
 Accumulated depreciation                               (4,935)     (4,274)
                                                       -------     -------
 Total                                                 $   833     $ 1,529
                                                       =======     =======

(5) ACCRUED EXPENSES AND OTHER LIABILITIES

          Accrued expenses and other liabilities consist of the following at December 31 (in thousands):

                                                                2004        2003
                                                                -------  -------

 Accrued compensation                                        $  449        $ 773
 Accrued professional fees                                    1,242          215
 Accrued insurance                                              205          257
 Other liabilities                                              327          390
 Total current accrued expenses and other liabilities         2,223        1,635
                                                              -----        -----

 Other liabilities                                              225          342
 Total noncurrent accrued expenses and other liabilities        225          342
                                                             ------        ----

 Total accrued expenses and other liabilities               $ 2,448      $ 1,977

(6) DISCONTINUED OPERATIONS

     Under various disposal plans adopted in 1997, 1998, and 2000, the Company completed the divestiture of all of its telecommunications, interactive services businesses and the Caller ID adjunct leasing activities, respectively.

     As of December 31, 2004, the liabilities of discontinued operations of $40,000 relate to the telecommunications divisions. These liabilities relate to the environmental clean up associated with prior tenants' operations at
InteliData's former New Milford, Connecticut property. In January 2000, InteliData sold the New Milford, Connecticut property and the building located thereon, its only remaining asset in its discontinued operations of the telecommunications division. In the context of this sale, InteliData agreed to undertake limited remediation of the site in accordance with applicable state and federal law. The subject site is not a listed federal or state Superfund site and InteliData has not been named a "potentially responsible party" at the site. The remediation plan agreed to with the purchaser allows InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Further, at the time of the sale of the facility, InteliData established a $200,000 escrow account from the proceeds of the sale for certain investigation/remediation costs. In April 2004, the escrow balance of approximately $224,000 was released and paid to InteliData. Moreover, InteliData has obtained environmental insurance to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. InteliData estimates its remaining liability at December 31, 2004 related to this matter and other costs to be approximately $40,000 and has a liability recorded for this amount.

     The Company has engaged a legal firm and an environmental specialist firm to represent it regarding this matter. The timing of the ultimate resolution of this matter is estimated to be from two to four years under the Company's proposed compliance plan, which involves a natural attenuation and periodic compliance monitoring approach. Management does not believe that the resolution of this matter will likely have a material adverse effect on the Company's financial condition or results of operations. The liabilities of discontinued operations as of December 31, are as follows (in thousands):

                                                                2004        2003
                                                               -----       -----
 Other current liabilities                                     $  40       $  59
 Other noncurrent liabilities                                      -          75
                                                               -----       -----
 Total                                                         $  40       $ 134
                                                               =====       =====

(7) STOCKHOLDERS' EQUITY

(a) Issuance and Subsequent Conversion of Preferred Stock and Warrants - In July 1999, the Company issued 600 shares of 4% Convertible Preferred Stock and warrants to purchase 120,000 shares of InteliData common stock. As of December 31, 1999, all of the preferred stock was converted into common stock.

     The fair value of these 120,000 warrants, which expire five years from the issuance date and have an exercise price of $4.53, was estimated as of the grant date using the Black-Scholes model. The following assumptions were used: no dividend yield, expected volatility of 129%, life of 5 years, and a risk free interest rate of 4.00% per annum. Accordingly, the Company allocated approximately $369,000 to these warrants and the charge was amortized over the period that the preferred stock was outstanding. As of December 31, 2003, 101,500 warrants were outstanding. These warrants expired in July 2004.

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

     The Company amortizes the fair value of the stock awards (based on the fair value of common stock on the grant dates multiplied by the number of shares granted) over the respective vesting periods. In 2004, 2003, and 2002, the Company recorded $84,000, $178,000, and $841,000, respectively, of compensation expense related to these awards.

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

     A summary of stock option activity for each of the Company's stock option plans is as follows:

                                    Exercise Prices
                               -------------------------             Number
                               Minimum           Maximum           Of Options
                               -------           -------         -----------
     January 1, 2002           $  0.69           $ 19.44          3,858,127
       Granted                 $  0.60           $  2.35          1,302,000
       Exercised               $  1.00           $  2.31            (11,825)
       Canceled                $  0.80           $ 10.31           (914,505)
                                                                 -----------
                                                                 -----------
     December 31, 2002         $  0.60           $ 19.44          4,233,797
       Granted                 $  1.50           $  3.02            111,000
       Exercised               $  0.60           $  1.83           (668,645)
       Canceled                $  0.60           $  7.56           (225,423)
                                                                 -----------
                                                                 -----------
     December 31, 2003         $  0.60           $ 19.44          3,450,729
       Granted                 $  0.31           $  2.00            545,000
       Exercised               $  0.60           $  1.70            (55,613)
       Canceled                $  0.31           $ 12.75           (908,219)
                                                                 -----------
                                                                 -----------
     December 31, 2004         $  0.31           $ 19.44          3,031,897
                                                                 ===========

     The Company has options outstanding and exercisable in varying price ranges. The schedule below details the Company's options by price range:




                                      Options Outstanding                             Options Exercisable
                                      -------------------                             -------------------
                                                                     Weighted                      Weighted
                                                     Weighted        Average                        Average
                     Range of            Number    Average Life   Exercise Price    Number of      Exercise
                 Exercise Prices       Of Options                                   Options          Price
                 ---------------       ----------  ------------   --------------    ---------      --------

                $  0.00  -  0.50         406,000     7.8 years       $   0.32              --      $   0.00
                   0.51  -  0.75         186,853     6.0 years           0.60         120,469          0.60
                   0.76  -  1.00         177,810     6.0 years           0.84         122,272          0.84
                   1.01  -  2.00       1,561,178     3.9 years           1.29         979,772          1.30
                   2.01  -  5.00         487,556     4.6 years           3.71         471,496          3.74
                   5.01  - 10.00         195,000     3.8 years           6.74         195,000          6.74
                  10.01  - 19.44          17,500     2.4 years          16.62          17,500         16.62
                ----------------       ---------    ----------       --------        ---------      --------
                                       3,031,897                                    1,906,509
                                       =========                                     =========


(c) Employee Stock Purchase Plan - Under the Employee Stock Purchase Plan (approved by the Company's stockholders in 1996), the Company is authorized to issue up to 500,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each period to have up to twenty percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. During the years ended December 31, 2004, 2003, and 2002, the Company issued 28,080, 15,640, and 29,868, shares of stock under the Plan, respectively.

(d) Treasury Stock - In 2004 and 2003, the Company paid $2,000 and $73,000 to acquire an additional 1,130 and 27,310 shares of its own common stock, respectively. These shares were surrendered by employees of the Company to satisfy an outstanding note receivable or tax-withholding obligations associated with the vesting of certain restricted stock awards. On December 15, 2004, the Company received 200,000 shares of its common stock priced at $0.50 per share (based on the closing price) from its Chief Executive Officer to satisfy $100,000 of a note receivable that was outstanding at the time. As of December 31, 2004 and 2003, the Company had a total of 1,035,000 and 834,000 common shares in treasury at an aggregate cost of $2,648,000 and $2,546,000, respectively.

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

(f) Stock arrants - In 2000, the Company entered into a five-year agreement with an unrelated party, whereby the Company issued warrants to this entity in exchange for the entity's becoming a premier reference site. As a premier reference site, the entity would make its facility and personnel reasonably accessible for InteliData,

InteliData's potential clients, analysts, and industry publication reporters, in order to demonstrate or answer questions regarding InteliData's solution and its capabilities. On June 30, 2000, InteliData issued five-year, fully-vested warrants to purchase 50,000 shares of InteliData common stock at an exercise price of $4.75 per share. The fair value of these warrants was recorded to the statement of operations as of the grant date using the Black-Scholes model. As of December 31, 2004, all of these warrants were still outstanding. These warrants expire on June 30, 2005.

(g) Private Placement and Warrants - In November and December 2001, the Company closed private placement sales of an aggregate of 2,863,000 shares of its common stock for a price of $2.75 per share, and warrants exercisable for the purchase of 1,431,364 shares of its common stock, at an exercise price of $2.75 per share.

     During July 2003, the Company issued 1,431,000 shares of its common stock pursuant to the exercise of warrants, as amended. The warrant exercise resulted in gross proceeds of approximately $3,335,000. The placement agent in the transaction received approximately $200,000 in commissions, and exercised the net issuance provision within their 286,000 warrants and received 23,000 shares of the Company's common stock. All of the warrants that were issued as part of the 2001 private placement were exercised fully in 2003.

(8) EMPLOYEE 401(k) PLAN

     The Company sponsors a defined contribution plan ("Plan") that qualifies for tax treatment under Section 401(a) of the Internal Revenue Code. Participation in the Plan is available to employees who are at least twenty-one years of age. Company contributions to the Plan are based on a percentage of employee contributions. The Company contributed $84,000, $86,000, and $118,000 in 2004, 2003, and 2002, respectively. The Company also pays for administrative expenses incurred by the Plan.

(9) INCOME TAXES

     A reconciliation of income taxes computed at the statutory federal tax rate on loss before income taxes to actual income taxes for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

                                                                          2004         2003        2002
                                                                        --------     -------     --------

         Income tax benefit computed at the statutory rate              $(12,616)    $  (635)    $ (3,334)
         Write-off of goodwill                                             7,116           -               -
         Other                                                               (71)       (408)      (1,309)
         Change in valuation allowance                                     5,571       1,043        4,506
                                                                        --------     -------     --------
              Income tax benefit                                        $     --     $    --     $   (137)
                                                                        ========     =======     ========

         The 2002 federal income tax benefit of $137,000 represents the recovery of alternative minimum tax paid in a prior year. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows (in thousands):


                                                       2004               2003
                                                      ---------       ----------
    Net operating loss carryforwards                  $  80,413       $  77,628
    Basis differences in intangibles                       (674)         (3,515)
    Accounts receivable                                      81              42
    Property and equipment                                   (4)            (12)
    General business credit carryforward                    489             489
    Other                                                   354             456
    Alternative minimum tax credit carryforward              60              60
                                                      ---------       ----------
         Total gross deferred tax asset                  80,719          75,148
         Valuation allowance                            (80,719)        (75,148)
                                                      ---------       ----------
             Net deferred tax assets                  $      --       $      --
                                                      =========       ==========

         The net changes in the total valuation allowance for the years ended December 31, 2004, 2003, and 2002, were an increase of $5,571,000, $1,043,000, and $4,506,000, respectively. A valuation allowance was established for deferred tax assets as of December 31, 2004 and 2003 because it was deemed, based on available evidence, that it is more likely than not that all of the deferred tax asset will not be realized.

     As of December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $212 million, which expire in 2008 through 2024, general business tax credits of approximately $489,000, which expire in 2005 through 2010, and an alternative minimum tax credit carryforward of approximately $60,000, which may be carried forward indefinitely and used to offset future regular taxable income. Approximately $45 million of the net operating loss were incurred by Home Account prior to its acquisition by the Company and are subject to an annual limitation pursuant to Internal Revenue Code Section 382 as a result of cumulative changes in ownership of more than 50% in 2001.

(10) COMMITMENTS AND CONTINGENCIES

     (a) Purchase Obligations - The Company entered into multiple vendor agreements for outsourced services as part of its ASP solution offering for certain Online Banking and Payment Solutions clients. Some of these vendor agreements commit the Company to specified minimum charges during the terms of the contracts. Management continues to assess the potential for new business prospects, the possibility of reducing the Company's costs through renegotiation of existing agreements, and/or exiting the ASP business by referring clients and prospects to a hosting vendor and providing a license solution and support services. There can be no assurance that the Company will be successful in mitigating these factors. In the event that new client revenues do not materialize, user growth rates from existing clients do not meet expected projections and/or the Company is not successful in its renegotiation efforts, the Company may experience future period losses from the Company's ASP business, which could have a material adverse impact on the Company's financial position, results of operations, and cash flows. In June 2004, the Company restructured a vendor agreement and decreased its overall prospective ASP operations costs. Entering 2005, the projected revenues are estimated to exceed projected costs by approximately $83,000 on a monthly basis based on the December 2004 results; this gap will fluctuate based on monthly activity. In accordance with generally accepted accounting principles, the Company is accounting for the committed contract costs as they are incurred. Expenses were $2,205,000, $3,158,000, and $2,832,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

     Leases - The Company leases facilities and equipment under cancelable and noncancelable operating lease agreements. The facility leases have remaining terms from two to three years. Rent expense was $903,000, $765,000, and $1,492,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

     Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2004, and future minimum payments under purchase obligations for outsourced services were as follows (in thousands):

                                                                       Lease        Purchase
         Years Ending December 31,                                Obligations      Obligations      Total
         -------------------------                                -----------      -----------    ---------
              2005                                                $     1,145      $       640    $   1,785
              2006                                                        839               --          839
              2007                                                         --               --           --
              2008                                                         --               --           --
              2009 and thereafter                                          --               --           --
                                                                  -----------      -----------    ---------
                  Total minimum lease payments                    $     1,984      $       640    $   2,624
                                                                  ===========      ===========    =========

     The future minimum lease obligations do not include $223,000 of expected receipts from subleases. See Note 2(m) for additional information on the subleased space.

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

(11) VALUATION AND QUALIFYING ACCOUNTS

     The components of significant valuation and qualifying accounts associated with accounts receivable for the years ended December 31, 2004 and 2003 were as follows (in thousands):

                  Balance, January 1, 2003            $        321
                     Recovery                                  (70)
                     Write-offs                               (141)
                                                      ------------
                  Balance, December 31, 2003                   110
                    Charged to costs and expenses              147
                     Write-offs                                (43)
                                                      ------------
                  Balance, December 31, 2004          $        214
                                                      ============

(12) GOODWILL AND OTHER INTANGIBLES

     SFAS No. 141, Business Combinations ("SFAS 141") requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142, Goodwill and Other
Intangible Assets ("SFAS 142") requires the use of an amortization and non-amortization approach to account for intangibles and purchased goodwill. Under a non-amortization approach, goodwill and indefinite-lived intangibles are not to be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and these intangibles is more than its fair value. These reviews are to be performed at least annually and tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. The amortization and non-amortization provisions of SFAS 142 are to be applied to all goodwill and intangible assets acquired after June 30, 2001. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the Company on January 1, 2002. As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill. The goodwill and intangible asset (which is subject to amortization) consisted of the following components as of December 31, (in thousands):

                                                     2004           2003
                                                   --------       --------
 Goodwill                                          $      -       $ 25,771
                                                   --------       --------
 Intangible asset, gross carrying amount           $  7,200       $  7,200
 Accumulated amortization                            (2,860)        (2,140)
                                                   --------       --------
 Net intangible asset                              $  4,340       $  5,060
                                                   ========       ========

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

              Year ending December 31:               Expense
                                                    ---------
                  2005                              $    720
                  2006                                   720
                  2007                                   720
                  2008                                   720
                  2009                                   720

     As the Company disclosed in the first quarter of 2004, the annual impairment testing date is as of June 30th. As of March 31, 2004, the Company was not aware of events or circumstances that could indicate impairment of goodwill and its market capitalization indicated a fair value substantially in excess of the Company's carrying amount, including goodwill. During the second quarter of 2004, the Company experienced unanticipated business challenges, as customer decisions on acquiring InteliData's products and services were not completed for a variety of reasons (e.g., merger and acquisition activities that shift priorities, merger and acquisition activities that reduce the number of prospects, and the timing of requests for proposals and decision making processes). Additionally, competition in the marketplace increased pricing pressures (e.g., a competitor lowered pricing for some customers to prevent attrition). These marketplace challenges led the Company to reevaluate the financial projections and related cash flows for the next three years and to reconsider longer-term estimates. In addition, the Company noted a sharp reduction in its market capitalization subsequent to the first quarter of 2004, which reflected its marketplace challenges and corroborated its revised financial projections discussed above.

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

     Given consideration of these factors and the Company's declining market capitalization, the Company recorded a goodwill impairment charge in the amount of $25,771,000 in the second quarter of 2004. The analysis discussed above clearly indicated that the goodwill balance was fully impaired. As discussed above, the analysis required the Company to make estimates of projected cash flows in order to determine if its assets are impaired. The Company made significant assumptions and estimates in this process regarding matters that are inherently uncertain, such as forecasting revenue and cost projections, calculating remaining useful lives, assuming discount rates and costs of capital, among others. Management believes that the judgments, estimates and assumptions used are reasonable and supportable.

(13) HOME ACCOUNT INCENTIVE PLAN

     In 2000, Home Account approved the 2000 Incentive Plan to encourage the retention of certain officers of Home Account through a change of control transaction, and after such a transaction to the extent, up to one year, as desired by the acquirer. Upon acquisition of Home Account by an acquirer, the 2000 Incentive Plan provided for the granting to plan participants of an aggregate of 15% of the net amount of the merger consideration allocable to Home Account's preferred stockholders after payment of the debt preference and other expenses associated with a transaction. Under the InteliData and Home Account merger transaction, this incentive plan was payable in the form of InteliData common stock and such payments were made by the group of former Home Account preferred stockholders (who are collectively considered one "principal stockholder"). Two-thirds of the 2000 Incentive Plan allocation vested on the transaction closing date and represent a pre-acquisition expense to Home Account. The remaining one-third of the participants' allocation vested on January 11, 2002 (one year from the transaction closing date). All forfeited shares reverted to the former preferred stockholders of Home Account. In connection with the 2000 Incentive Plan allocation, the deferred compensation for the one-third portion became fixed and measurable on April 1, 2002 at $155,000 based on $1.20 (the closing price of the Company's common stock at April 1, 2002). The difference between this amount and the recognized expense in the prior periods was recorded as an $183,000 reduction of expense during 2002.

(14) UNAUDITED QUARTERLY FINANCIAL DATA

     The unaudited quarterly financial data includes restated quarterly financial information for the years ended December 31, 2004 and 2003, which were restated to correct errors related to the accounting for certain transactions as discussed in Note 2(n) to the consolidated financial statements. The results of the Company's quarterly operations for the years ended December 31, 2004 and 2003 are set forth in the following table (in thousands, except per share data):

                                                 First        Second          Third         Fourth         Year
                                             ----------
Fiscal Year 2004                                            (as restated)
Revenues                                     $   3,592    $   3,746      $  3,604      $  2,800     $   13,742
Cost of revenues                                 1,780        1,775         1,439         1,324          6,318
Operating expenses                               3,351        3,565         3,573         4,404         14,893
Goodwill impairment charge                          --       25,771 (C)      --             --          25,771
Operating loss                                  (1,539)     (27,365)       (1,408)       (2,928)       (33,240)
Other income (expense), net                          6            2           (12)            9              5
Provision (benefit) for income taxes                 -            -             -             -              -
Net loss                                     $  (1,533)   $ (27,363)     $ (1,420)     $ (2,919)     $ (33,235)


Basic and diluted earnings (loss)
     per common share                        $   (0.03)   $   (0.53)     $  (0.03)     $  (0.06)     $   (0.65)

Basic and diluted weighted-average
     common shares outstanding                  51,127       51,159        51,179        51,237         51,271


Fiscal Year 2004 (as previously reported)
Revenues                                     $   3,592    $   3,746      $  3,604
Cost of revenues                                 1,780        1,775         1,439
Operating expenses                               3,352        3,614         3,578
Goodwill impairment charge                          --       26,238 (C)        --
Operating loss                                  (1,540)     (27,881)       (1,413)
Other income (expense), net                         44           40            25
Provision (benefit) for income taxes                 -            -             -
Net loss                                     $  (1,496)   $ (27,841)     $ (1,388)


Basic and diluted earnings (loss)
     per common share                        $   (0.03)   $   (0.54)     $   0.03)

Basic and diluted weighted-average
     common shares outstanding                  51,127       51,159        51,179



                                                 First        Second          Third         Fourth         Year
Fiscal Year 2003 (as restated)
Revenues                                     $     5,625    $     5,951    $    4,692    $    4,362     $   20,630
Cost of revenues                                   1,934          1,948         1,858         1,809          7,549
Operating expenses                                 3,630(A)        4,010          3,397       3,737          14,774(B)
Operating loss                                        61             (7)         (563)       (1,184)       (1,693)
Other income (expense), net                          (29)            12            16            22             21
Provision (benefit) for income taxes                   -              -             -             -              -
Net income (loss)                            $        32    $         5    $     (547)     $ (1,162)        $
(1,672)

Basic and diluted earnings (loss)
     per common share                        $      0.00    $     0.00     $    (0.01)    $    (0.02)         $
     (0.03)

Basic and diluted weighted-average
     common shares outstanding                    48,853         49,002        50,864        51,078         50,028

Fiscal Year 2003 (as previously reported)
Revenues                                     $     5,625    $     5,951    $    4,692    $    4,362     $   20,630
Cost of revenues                                   1,934          1,948         1,858         1,809          7,549
Operating expenses                                 3,809(A)       4,026          3,417         3,894          15,146(B)
Operating loss                                      (118)           (23)         (583)       (1,341)          (2,065)
Other income (expense), net                          (29)            12            16           180            179
Provision (benefit) for income taxes                   -              -             -          (288)          (288)
Net loss                                     $      (147)   $       (11)   $     (567)         $ (873)    $ (1,598)


Basic and diluted earnings (loss)
     per common share                        $     (0.00)   $    (0.00)    $    (0.01)         $ (0.02)       (0.03)

Basic and diluted weighted-average
     common shares outstanding                    48,853         49,002        50,864        51,078           50,028



(A) Operating expenses reflect a reversal of approximately $630,000 in estimated bonus accruals that were not paid, but were previously provided for in 2002.
(B) The Company did not accrue for bonuses in fiscal year 2003 as none was paid.
(C) During the fiscal year ended December 31, 2004, the Company recorded a goodwill impairment charge. See Note 2 and 12 to the consolidated financial statements for more details.

                                   * * * * * *

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of InteliData Technologies Corporation
Reston, Virginia

         We have audited the accompanying consolidated balance sheets of InteliData Technologies Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InteliData Technologies Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements for the year ended December 31, 2004 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(o) to the consolidated financial statements, the Company has recurring losses from operations and is experiencing difficulty in generating cash flow to meet its obligations and sustain its operations which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 2(o). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As discussed in Note 2(n), the accompanying 2003 and 2002 consolidated financial statements have been restated.


/s/ Deloitte & Touche LLP

McLean, Virginia
March 31, 2005

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

ITEM 9A.   CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company maintains a set of disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Pursuant to Exchange Act Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004, the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004 for the reasons discussed below related to the material weaknesses in the Company's internal control over financial reporting. To address the control weaknesses described below, the Company performed additional analysis and other post-closing procedures to ensure that the accompanying financial statements fairly present in all material respects the financial condition and results of operations of the Company for the fiscal years presented in this Annual Report on Form 10-K.

(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, the Company is assessing the effectiveness of its internal control over financial reporting as of December 31, 2004, based on the framework in the "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission; however, such evaluation has not yet been completed. The SEC's exemptive order, dated November 30, 2004 (SEC Release No. 34-50754) provides up to 45 additional days beyond the due date of the Annual Report on Form 10-K to complete the assessment of the effectiveness of internal control over financial reporting and to file management's report on internal control over financial reporting required by Item 308(a) of Regulation S-K and the related attestation report of the independent registered public accounting firm, as required by Item 308(b) of Regulation S-K. The Company believes that management's report on internal control over financial reporting as of December 31, 2004, will be filed in the time period permitted by the SEC's exemptive order. The Company has dedicated internal resources, engaged outside consultants and adopted a detailed work plan so that it may complete its internal control over financial reporting assessment to include this information in its Annual Report on Form 10-K within the timeframe specified by the SEC's exemptive order. As a result of the material weaknesses discussed below, however, the Company expects that such report when filed will conclude that the Company's internal control over financial reporting was not effective as of December 31, 2004.

         Under Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2, a material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists; including the restatement of previously issued financial statements to reflect the correction of a misstatement. Management has concluded, based on PCAOB Auditing Standard No. 2, that the following material weaknesses exist as of December 31, 2004:

o insufficient controls over the determination and application of generally accepted accounting principles with respect to the accounting for lease transactions and warrants issued to purchase the Company's common stock;

o insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters; and

o insufficient controls over and review of the quarterly and year-end financial statements close and reporting process.

         These material weaknesses affected several financial statement accounts and resulted in a restatement of previously issued financial statements as discussed in Note 2(n) to the consolidated financial statements and Item 6 - Selected Financial Data.

         As noted above, the Company is currently undergoing a comprehensive effort to complete its assessment for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. There can be no assurance that as a result of the ongoing evaluation of internal control over financial reporting, additional material weaknesses will not be identified or that any significant deficiencies or deficiencies identified, either alone or in combination with others, will not be considered a material weakness.

         Deloitte & Touche LLP, the Company's independent registered public accounting firm, has not yet completed its audit of the effectiveness of internal control over financial reporting. As a result of the material weaknesses discussed above, the Company expects that Deloitte & Touche LLP will issue an adverse opinion with respect to the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         During the most recent fiscal quarter, except for the changes discussed above, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. As described in (b) above, the Company has restated its consolidated financial statements for the years ended December 31, 2003 and 2002 and intends to address any significant deficiencies or material weaknesses identified as a result of its ongoing assessment.

ITEM 9B. OTHER INFORMATION

         As noted in Item 9A of this Annual Report on Form 10-K, in connection with the Company's assessment of its internal controls over financial reporting, management reviewed, among other things, the Company's accounting practices for a lease restructuring, deferred rent liabilities, lease purchase accounting, warrant to issue Company stock, and an income tax contingency. Based on this assessment, the Company has restated its consolidated financial statements for the years ended December 31, 2003 and 2002 to adjust the accounting for these items. For more information regarding the restatement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restatement of Consolidated Financial Statements" and in Note 2(n) and Note 14 to the consolidated financial statements.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Directors and Executive Officers - The Company incorporates herein by reference the information concerning directors and executive officers contained in its Proxy Statement for its 2005 Stockholders' Meeting to be filed within 120 days after the end of the Company's fiscal year (the "2005 Proxy Statement").

         Section 16(a) Beneficial Ownership Reporting Compliance - The Company incorporates herein by reference the information concerning Section 16(a) beneficial ownership reporting compliance contained in its 2005 Proxy Statement.

         Code of Ethics - The Company incorporates herein by reference the information concerning its code of ethics contained in its 2005 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         The Company incorporates herein by reference the information concerning executive officer and director compensation contained in the 2005 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 2005 Proxy Statement.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


                                Number of       Weighted        Number of
                                Securities to   average         securities
                                be issued upon  exercise        remaining
                                exercise of     price of        available
                                outstanding     outstanding     for future
                                options         options,        issuance
                                warrants and    warrants and
                                rights          rights

Equity compensation plans
 approved by stockholders      1,882,000       $ 2.32            888,762
Equity compensation plans
  not approved by stockhold    1,250,000       $ 1.36                  -
Total                          3,132,000       $ 1.93            888,762


                                                      66
         The equity compensation plans not approved by stockholders consists of warrants that are described in Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K and the 1998 Chief Executive Officer's Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 2005 Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

         The Company incorporates herein by reference the information concerning principal accounting fees and services and the audit committee's pre-approval policies and procedures contained in the 2005 Proxy Statement.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT

         1. FINANCIAL STATEMENTS - See Item 8 of this Report

         2. FINANCIAL STATEMENT SCHEDULES - None

3.       EXHIBITS

 (b) EXHIBITS

  Exhibit No.                                                 Description
         3.1 Amended and Restated Certificate of Incorporation, dated June 14, 2002 (Incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 2002).

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

               10.5.1 InteliData  Technologies  Corporation 1998 Chief Executive
                    fficer's Plan. (Incorporated herein by reference to Exhibit 10 to the Company's Report on Form 10-K for the year ended December 31, 1999).

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

          10.5.4 Third Amendment to Employment Agreement between InteliData Technologies Corporation and Alfred S. Dominick, Jr., dated April 2, 2003. (Incorporated herein by reference to Exhibit 10.5.4 to the Company's Report on Form 10-Q for the quarter ended March 31,
               2003).

          10.5.5 Amended and Restated Change In Control Severance Agreement between InteliData Technologies Corporation and Alfred S. Dominick, Jr., dated February 3, 2003. (Incorporated herein by reference to Exhibit 10.5.5 to the Company's Report on Form 10-K for the year ended December 31, 2003).

          10.5.6 Fourth Amendment to Employment Agreement between InteliData Technologies Corporation and Alfred S. Dominick, Jr., dated January 5, 2004. (Incorporated herein by reference to Exhibit
               10.5.5 to the Company's Report on Form 10-Q for the quarter ended March 31, 2004).

          * 10.5.7 Fifth Amendment to Employment Agreement between InteliData Technologies Corporation and Alfred S. Dominick, Jr., dated March 10, 2005.

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

          10.6.2 Amended and Restated Change In Control Severance Agreement between InteliData Technologies Corporation and Albert N.
               Wergley, dated February 3, 2003. (Incorporated herein by reference to Exhibit 10.6.2 to the Company's Report on Form 10-K for the year ended December 31, 2003).

          *    10.6.3   Separation   Agreement  and  General   Release   between
               InteliData Technologies Corporation and Albert N. Wergley, dated November 2, 2004.

          10.7 Employment and Non-Competition Agreement between InteliData Technologies Corporation and Michael E. Jennings, dated June 14, 2000. (Incorporated herein by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30,
               2000).

          10.7.1 Amended and Restated Change In Control Severance Agreement between InteliData Technologies Corporation and Michael E. Jennings, dated February 3, 2003. (Incorporated herein by reference to Exhibit 10.7.1 to the Company's Report on Form 10-K for the year ended December 31, 2003).

          10.7.2 Separation Agreement between InteliData Technologies Corporation and Michael E. Jennings, dated August 16, 2004. (Incorporated herein by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended September 30,
               2004).

          10.7.3 Consultant Agreement between InteliData Technologies Corporation and Michael E. Jennings, dated August 16, 2004. (Incorporated herein by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended September 30,
               2004).

          10.8 Employment and Non-Competition Agreement between InteliData Technologies Corporation and John R. Polchin, dated April 8, 2002. (Incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 10-Q for the quarter ended June 30,
               2002).

          10.8.1 Amended and Restated Change In Control Severance Agreement between InteliData Technologies Corporation and John R. Polchin, dated February 3, 2003. (Incorporated herein by reference to Exhibit 10.8.1 to the Company's Report on Form 10-K for the year ended December 31, 2003).

          10.9 Employment and Non-Competition Agreement between InteliData Technologies Corporation and Karen Kracher, dated August 16, 2004. (Incorporated herein by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended September 30,
               2004).

          * 10.10 Letter of Employment Offer from InteliData Technologies Corporation to Monique Marcus dated September 24, 2004, as amended.

          *10.10.1  2004  Change  of  Control   Agreement   between   InteliData
               Technologies Corporation and Monique L. Marcus, dated December 15, 2004.

          *10.10.2  2005  Change  of  Control   Agreement   between   InteliData
               Technologies Corporation and Monique L. Marcus, dated January 3, 2005.

   *   10.11     Director Compensation Arrangements.

          * 21.1 InteliData Technologies Corporation List of Significant Subsidiaries.

  *     23.1     Consent of Independent Registered Public Accounting Firm.

          * 31 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          * 32 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ------------- * Filed herewith.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   INTELIDATA TECHNOLOGIES CORPORATION

                   By:     /s/ Alfred S. Dominick, Jr.
                           Alfred S. Dominick, Jr.
                           Chairman, Chief Executive Officer, and
                           Acting Chief Financial Officer
                           (Principal Executive Officer and Principal
                           Financial Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                                    Date


/s/ Alfred S. Dominick, Jr. Chairman, Chief Executive Officer,    March 31, 2005
Alfred S. Dominick, Jr.     and Acting Chief Financial Officer


/s/ Karen Kracher           President and Chief Sales and         March 31, 2005
Karen Kracher               Marketing Officer


/s/ Monique L. Marcus       Vice President, Finance and Treasurer March 31, 2005
Monique L. Marcus            (Principal Accounting Officer)


/s/ Neal F. Finnegan        Director                              March 31, 2005
Neal F. Finnegan


/s/ Patrick F. Graham       Director                              March 31, 2005
Patrick F. Graham


/s/ Michael E. Jennings     Director                              March 31, 2005
Michael E. Jennings


/s/ L. William Seidman      Director                              March 31, 2005
L. William Seidman


/s/ Norman J. Tice          Director                              March 31, 2005
Norman J. Tice