Form 10-K/A
period 2004-12-31
INTELIDATA TECHNOLOGIES CORP
filed 2005-05-02
CIK 1021810

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 --------------

For the fiscal year ended: December 31, 2004   Commission File Number: 000-21685

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
Yes      X         No
    -----------       -----------

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

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                                Explanatory Note

     This amendment to the InteliData Technologies Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2004 is being filed to add information required by Item 307, Item 308(a) and Item 308(c) of Regulation S-K and the attestation report of the Company's registered public accounting firm as required by Item 308(b) of Regulation S-K on Part II of Form 10-K, which the Company elected not to include in the Form 10-K originally filed on March 31, 2005, as permitted by Exemptive Order 34-50754.

     InteliData Technologies Corporation has entered into an Agreement and Plan of Merger, dated as of March 31, 2005, with Corillian Corporation pursuant to which the Company will merge with and into a wholly-owned subsidiary of Corillian Corporation. In light of the proposed merger, the Company does not intend to mail a definitive proxy statement for an annual meeting of stockholders before April 30, 2005. As a result, this amendment to the InteliData Technologies Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2004 is also being filed to add information required by
Part III of Form 10-K, which was cross-referenced to the Company's 2005 Proxy Statement for its 2005 Annual Meeting of Stockholders in the Form 10-K originally filed on March 31, 2005.


     This amendment does not amend or update any other information set forth in the original Annual Report on Form 10-K for the fiscal year ended December 31, 2004 previously filed on March 31, 2005.

PART II
=======

ITEM 9A.   CONTROLS AND PROCEDURES
----------------------------------

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains a set of disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Pursuant to Exchange Act Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004, the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004 for the reasons discussed below related to the material weaknesses in the Company's internal control over financial reporting. To address the control weaknesses described below, the Company performed additional analysis and other post-closing procedures to ensure that the financial statements originally filed on March 31, 2005, in the Annual Report on Form 10-K fairly present in all material respects the financial condition and results of operations of the Company for the fiscal years presented.

(b)  MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2004, based on the framework in the "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 as a result of the six material weaknesses discussed below.

Selection and Application of Generally Accepted Accounting Principles

     The Company's controls over the selection and application of generally accepted accounting principles are ineffective as a result of inadequate resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters. This resulted in adjustments, which were material to the financial statements as of December 31, 2004. Such adjustments related to the accounting for lease transactions and warrants issued to purchase the Company's common stock and resulted in a restatement of the Company's consolidated financial statements; the details and magnitude of which are discussed in Note 2(n) and Note 14 (unaudited) to the consolidated financial statements and Item 6 - Selected Financial Data, originally filed on March 31, 2005, in the Annual Report on Form 10-K.

Financial Close and Reporting Process

     The Company's design and operation of controls with respect to the process of preparing and reviewing the annual and interim financial statements are ineffective. Deficiencies identified include the lack of appropriate review of the footnotes, reconciliations, and supporting workpapers including the deferred rent liability schedule and the schedule underlying the statement of cash flows. The Company also lacks adequate controls related to complying with disclosure requirements such as the use of disclosure checklists, lacks adequate controls over spreadsheets used in the financial close and reporting process, and lacks an independent review of journal entries. While these deficiencies did not result in a material misstatement of the financial statements, due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management has concluded that there is more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.

Recognition of Revenue and Deferred Revenue

     The Company did not design and implement appropriate controls related to the recognition of revenue for software contracts and controls related to the balance sheet classification of the related deferred revenue accounts in accordance with generally accepted accounting principles. In particular, the Company does not have adequate controls to capture and analyze the terms and conditions of new contracts or procedures to capture, analyze, and properly record the impact of amendments or side agreements to existing contracts. An audit adjustment to reclassify deferred revenue from current to long-term was recorded by the Company and side agreements were detected by management during the fourth quarter of 2004. While the lack of adequate controls to capture and analyze the terms and conditions of contracts including side agreements and the deferred revenue adjustment did not result in a material misstatement of the financial statements, based on the significance of revenue and the elevated risk of misstatement associated with software revenue recognition, in the aggregate, management has concluded there is more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.

Segregation of Duties

     The Company did not design and implement controls related to the segregation of duties including a lack of segregation of duties between a preparer and reviewer of journal entries and a lack of segregation of duties in the Company's revenue and payroll processes. While these deficiencies did not result in a material misstatement of the financial statements, due to the potential pervasive effect on financial statement account balances and disclosures and the absence of other mitigating controls, management has concluded there is more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.

Control Environment

     The Company's design and operation of controls within the control environment component are ineffective. Deficiencies identified include employees do not have to sign a confirmation that they have read the code of conduct, a lack of a comprehensive delegation of authority policy for approvals of significant contracts and other transactions, and a lack of training programs particularly in the financial close and reporting group. Management has concluded that these deficiencies, when considered in the aggregate along with the significance and number of all other deficiencies, including the material weaknesses disclosed in this report, are indicative of an ineffective control environment that constitutes a material weakness.

Risk Assessment

     The Company's design of controls within the risk assessment component is ineffective as the Company lacks an established process to identify risks and changes in risks, including the risk of fraud. Due to the significance of the risk assessment component and, in particular, the consideration of the risk of fraud, management has concluded that this constitutes a material weakness.

     Deloitte & Touche LLP, the Company's independent registered public accounting firm, audited the consolidated financial statements and has issued an attestation report on management's assessment of the Company's internal control over financial reporting which is included herein.

(c)  ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of InteliData Technologies Corporation
Reston, Virginia

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that InteliData Technologies Corporation (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management's assessment based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.


A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.


Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

     o The Company's controls over the selection and application of generally accepted accounting principles are ineffective as a result of inadequate resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters. This resulted in adjustments, which were material to the financial statements as of December 31, 2004. Such adjustments related to the accounting for lease transactions and warrants issued to purchase the Company's common stock and resulted in a restatement of the Company's consolidated financial statements; the details and magnitude of which are discussed in Note 2(n) and Note 14 (unaudited) to the consolidated financial statements.

     o The Company's design and operation of controls with respect to the process of preparing and reviewing the annual and interim financial statements are ineffective. Deficiencies identified include the lack of appropriate review of the footnotes, reconciliations, and supporting workpapers including the deferred rent liability schedule and the schedule underlying the statement of cash flows. The Company also lacks adequate controls related to complying with disclosure requirements such as the use of disclosure checklists, lacks adequate controls over spreadsheets used in the financial close and reporting process, and lacks an independent review of journal entries. While these deficiencies did not result in a material misstatement of the financial statements, due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual or interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected.

     o The Company did not design and implement appropriate controls related to the recognition of revenue for software contracts and controls related to the balance sheet classification of the related deferred revenue accounts in accordance with generally accepted accounting principles. In particular, the Company does not have adequate controls to capture and analyze the terms and conditions of new contracts or procedures to capture, analyze, and properly record the impact of amendments or side agreements to existing contracts. An audit adjustment to reclassify deferred revenue from current to long-term was recorded by the Company and side agreements were detected by management during the course of our audit. While the lack of adequate controls to capture and analyze the terms and conditions of contracts including side agreements and the deferred revenue adjustment did not result in a material misstatement of the financial statements, based on the significance of revenue and the elevated risk of misstatement associated with software revenue recognition, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected.

     o The Company did not design and implement controls related to the segregation of duties including a lack of segregation of duties between a preparer and reviewer of journal entries and a lack of segregation of duties in the Company's revenue and payroll processes. While these deficiencies did not result in a material misstatement of the financial statements, due to the potential pervasive effect on financial statement account balances and disclosures and the absence of other mitigating controls, there is more than a remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected.

     o The Company's design and operation of controls within the control environment component are ineffective. Deficiencies identified include employees do not have to sign a confirmation that they have read the code of conduct, a lack of a comprehensive delegation of authority policy for approvals of significant contracts and other transactions, and a lack of training programs particularly in the financial close and reporting group. These deficiencies, when considered in the aggregate along with the significance and number of all other deficiencies, including the material weaknesses disclosed in this report, are indicative of an ineffective control environment that constitutes a material weakness.

     o The Company's design of controls within the risk assessment component is ineffective as the Company lacks an established process to identify risks and changes in risks, including the risk of fraud. Due to the significance of the risk assessment component and, in particular, the consideration of the risk of fraud, this constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and this report does not affect our report on such consolidated financial statements.

In our opinion, management's assessment that InteliData Technologies Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, InteliData Technologies Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004, of the Company and our report dated March 31, 2005 expressed an unqualified opinion on those financial statements and included an explanatory paragraph which raises substantial doubt about the Company's ability to continue as a going concern.


/s/ Deloitte & Touche LLP

McLean, Virginia
May 2, 2005

(d)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the most recent fiscal quarter, except for the changes discussed above, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. As described in (b) above, the Company has restated its consolidated financial statements for the years ended December 31, 2003 and 2002.


PART III
========

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

     InteliData Technologies Corporation's annual meeting of stockholders for 2005 has been postponed due to the pending merger with Corillian Corporation. An annual meeting will be scheduled at a later date. As used in this report, except where otherwise stated or indicated by the context, "InteliData" or "the Company" means InteliData Technologies Corporation and its consolidated subsidiaries.

Directors and Executive Officers

     Information regarding the Company's executive officers may be found in the section entitled "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

     The following persons currently serve as directors of the Company:

     Alfred S. Dominick, Jr., age 59, has served as the Chief Executive Officer and a director of InteliData since August 1998. He has served as Chairman of the Board since August 2002. Prior to joining InteliData, Mr. Dominick served as President of the Retail Products Delivery Group at M&I Data Services. Prior to joining M&I Data Services in July 1995, he was Executive Vice President of Retail Banking and a member of the Executive Committee for Boatmen's Bancshares Corporation for three years. From 1990 to 1992, Mr. Dominick was an Executive Vice President with Bank One Texas. Prior to joining Bank One Texas, Mr. Dominick was a Senior Vice President with Shawmut National Bank (now Fleet National Bank). Mr. Dominick currently serves as a director of FB BanCorp.

     Neal F. Finnegan, age 67, has served as a director of InteliData since 2001. He is a Director of Citizens Capital, Inc., and the principal in Clover Capital, LLC and Data Products, USA, Inc. He is on the Board of SMH Fine Foods, Inc. and is a managing partner of Clover Capital and Consulting LLP. He served as Chairman of Citizens Bank of Massachusetts from January 2000 to January 2005 and also was a director of Citizens Financial Group, Inc. From February 2000 through May 2001, he served as President of Lumber Insurance Companies, a specialty insurer to the lumber industry. From 1993 to January 2000, Mr. Finnegan was Chairman and Chief Executive Officer of US Trust. Previously, he served in the financial services sector as an executive with Bankers Trust Company of New York, Bowery Savings Bank, Worcester Bancorp, and Shawmut Corporation.

     Patrick F. Graham, age 65, has served as a director of InteliData since 1996 and was a director of US Order, Inc. from 1993 until US Order and Colonial Data Technologies Corp. merged to form InteliData in November 1996. Since October 2001, he has been the Vice President of Business Development and Strategic Projects for The Gillette Company, a consumer products marketer of personal care and personal use products. From July 1999 until October 2001, he was the Director of the Global Strategy Practice of A.T. Kearney, Inc., a management consulting firm. From 1997 until June 1999, he served as Chief Executive Officer of WorldCorp, Inc. On February 12, 1999, WorldCorp, Inc. filed a voluntary petition and a proposed plan of reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the district of Delaware. He was previously a director of Bain & Company, Inc., a management consulting firm Mr. Graham co-founded in 1973. In addition to his primary responsibilities with Bain clients, he served as Bain's Vice Chairman and Chief Financial Officer. Prior to founding Bain, Mr. Graham was a group Vice President with the Boston Consulting Group. Mr. Graham is also a director of Stericycle, Inc., a provider of medical waste services and OSHA compliance services.

     Michael E. Jennings, age 59, has served as a director of InteliData since his appointment in August 2004. He served as President and Chief Operating Officer of InteliData from May 2003 through August 2004. Prior to this, he served as the Executive Vice President of Product Management and Payment Solutions since joining InteliData in June 2000. Prior to joining InteliData, Mr. Jennings served at Bank of America as a Senior Vice President of Self Service Delivery. During the eight years prior to joining InteliData, he worked on alternative delivery strategies and managing several different areas of electronic banking including: Debit Cards, ATMs, ATM/POS Operations, PC and Internet Banking, and EFT switches. Mr. Jennings is a former director of CIRRUS, Money Transfer Systems, Credit Systems Inc., and was chairman of the American Banking Association's Retail Payment Systems Committee.

     L. William Seidman, age 83, has served as a director of InteliData since 1997. He is the publisher of Bank Director magazine and chief commentator on CNBC-TV. He served on the board of US Order Inc., InteliData's predecessor, from 1995 to 1996. Mr. Seidman served from 1985 to 1991 as the Chairman of the Federal Deposit Insurance Corporation (FDIC) and from 1989 to 1991 also served as the Chairman of the Resolution Trust Corporation. Before joining the FDIC, Mr. Seidman served as Dean of the College of Business at Arizona State University. From 1977 to 1982 he was Vice-Chairman and Chief Financial Officer of Phelps Dodge Corporation. Mr. Seidman has also served as managing partner of Seidman & Seidman, Certified Public Accountants (now BDO Seidman), and as Assistant to the President for Economic Affairs during the Ford Administration. Mr. Seidman presently serves as a director of Fiserv, Inc., a data processing company, Clark, Inc., a services company providing insurance-financed benefits programs, LML Payment Systems, Inc., a financial payment process company, GMAC Commercial Mortgage, and GMAC Bank, a retail banking business.

     Norman J. Tice, age 69, has served as a director of InteliData since 1999 and is the Chairman of the Executive Committee of the Board and the designated lead outside director. Mr. Tice is the former Chairman of the Board of MasterCard International and of Blue Cross and Blue Shield of Missouri and Right Choice Managed Care, Inc. He currently serves as a director of Consolidated Financial Services, a brokerage firm and General Credit Forms, and is an advisory director of 1st National Bank in St. Louis and of Lawrence and Associates, an IT consulting firm. Mr. Tice has over 40 years experience in banking as an executive with Boatmen's Bank of St. Louis, City Bank of St. Louis, Charter Bank, N.A. of St. Louis, and Boatmen's Bancshares, Inc. From 1985 until his retirement in 1996, Mr. Tice's positions included service as Chairman and Chief Executive Officer of Boatmen's Credit Card Bank, Chairman and Chief Executive Officer of Boatmen's Community Development Corporation, and Executive Vice President of Boatmen's Bank of St. Louis.

Audit Committee

     The audit committee (consisting of Messrs. Finnegan, Graham and Tice) selects InteliData's independent auditors, reviews related party transactions for conflicts of interest, reviews with InteliData's independent auditors matters relating to the scope and plan of the audit, the adequacy of internal controls, and the preparation of InteliData's financial statements, and reports and makes recommendations to the board of directors with respect thereto. The audit committee held four regular meetings and four telephonic meetings during fiscal year 2004. All of the committee members satisfy the current independence requirements of The Nasdaq Stock Market. Each member of the committee meets The Nasdaq Stock Market listing standards' financial literacy requirements for audit committee members. The board of directors has determined that at least one audit committee member, Mr. Finnegan, is an "audit committee financial expert," as defined by the regulations promulgated by the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires InteliData's directors and executive officers and beneficial owners of more than 10% of InteliData's common stock to file with the SEC initial reports of ownership and reports of changes in ownership of equity securities of InteliData. Officers, directors and beneficial owners of more than 10% of InteliData's common stock are required by SEC regulation to furnish InteliData with copies of all Section 16(a) forms they file. To InteliData's knowledge based solely upon a review of copies of such reports furnished to InteliData and representations that no other reports were required, during the fiscal year ended December 31, 2004, InteliData's officers, directors and beneficial owners of more than 10% of InteliData's common stock complied with all applicable
Section 16(a) filing requirements, except for the Form 4 filed on December 30, 2004 reporting the surrender of shares of InteliData common stock by Mr. Dominick to InteliData on December 15, 2004.

Corporate Governance Guidelines and Codes of Ethics

     Corporate   Governance   Guidelines.   InteliData's   Corporate  Governance
Guidelines are available on the Company's Website (www.intelidata.com).

     Codes of Ethics. InteliData has adopted a Code of Ethics for its Chief Executive Officer / Senior Financial Officers which may be found on its Website. InteliData has also adopted a Code of Business Conduct and Ethics for directors, officers and employees, which is available on its Website. InteliData intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on its Website.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

Compensation of Directors

     Directors of InteliData who are not also executive officers of InteliData or of an affiliate of InteliData receive a quarterly payment of $3,000 and $500 for each board of directors meeting attended, excluding telephonic meetings. They are also reimbursed for usual and ordinary expenses of meeting attendance. Under the Non-Employee Directors' Stock Option Plan, each non-employee director is offered options to purchase 6,000 shares of common stock following InteliData's annual meeting of stockholders. The exercise price for any option grants under this plan will be the average closing price of the common stock during the 30 trading days immediately preceding the date of grant. Options granted under this plan vest in 12 equal monthly installments during the non-employee director's continued service on the board of directors. The option price may be paid in cash, by surrendering shares of common stock or by a combination of cash and common stock. All options expire ten years after their grant. Up to 200,000 shares of common stock may be issued under this plan, subject to certain adjustments.

     Mr. Jennings, in addition to the foregoing, received $3,333.33 per month in consulting fees pursuant to the Consultant Agreement, dated August 16, 2004. As a consultant, Mr. Jennings provided InteliData approximately 35 hours of services per month. The Consultant Agreement was terminated on February 28, 2005. InteliData also entered into a separation agreement and general release with Mr. Jennings dated August 16, 2004. This agreement terminated the employment agreement Mr. Jennings had with InteliData dated June 14, 2000. The separation agreement and general release provides for payment of the following severance benefits and consideration to Mr. Jennings: current full salary and accrued and unused vacation pay through August 15, 2004; all Mr. Jennings' stock options and awards continued vesting until October 31, 2004; an automobile that was purchased by InteliData and was titled in Mr. Jennings' name and, upon a "change of control" of InteliData which occurs before August 16, 2005, a severance payment of $200,000.00 in cash to be paid within thirty (30) days of the date of a "change of control."

Summary Compensation Table

     The following table sets forth information concerning the annual, long-term and all other compensation for services rendered in all capacities to InteliData, it subsidiaries and predecessors for the years ended December 31, 2004, 2003 and 2002 of (a) InteliData's Chief Executive Officer, and (b) each of the other three highly compensated executive officers (other than the chief executive officer) of InteliData, the named executive officers, whose aggregate cash compensation exceeded $100,000 for the fiscal year ended December 31, 2004.



                                                                                  Long-Term Compensation
                                                                                          Awards
                                                                              -----------------------------
                                                 Annual Compensation             Restricted      Securities
                                       -------------------------------------     Stock          Underlying          All Other
Executive                     Year    Salary ($)   Bonus ($) (1)   Other ($)    Awards ($)      Options (#)    Compensation ($)(2)
---------                     ----    ----------   -------------   ---------    ----------      -----------    -------------------

Alfred S. Dominick, Jr.      2004        375,000               --         --            --             80,000                 9,006
  Chairman & Chief           2003        354,233               --         --            --                 --                31,856
  Executive Officer          2002        300,000           50,000         --                               --                63,417

Karen Kracher                2004        165,192               --         --        19,500(5)         100,000                 2,240
  President(3)               2003             --               --         --            --                 --                    --
                             2002             --               --         --            --                 --                    --

Michael E. Jennings          2004        125,000               --         --         7,800(6)              --                46,557
  Former President & Chief   2003        200,000               --         --        40,500                 --                62,090
  Operating Officer(4)       2002        200,000           30,000         --        42,500             45,000                65,115

Albert N. Wergley            2004        188,511(8)            --         --         7,800(9)              --                52,808
  Former Vice President,     2003        200,000               --         --        27,000                 --                 2,585
  General Counsel &          2002        200,000           20,000         --        25,500             30,000                 2,366
  Secretary(7)

     (1) Bonus awards are reported for the year earned, but may have been paid in the subsequent year.

     (2) For 2004, includes: (i) travel and temporary housing expenses for Mr. Jennings ($21,361.63); (ii) the dollar value of insurance premiums paid by InteliData for the benefit of Mr. Dominick ($6,505.94); (iii) the amount of Company matching contributions made on behalf of the named individual under InteliData's 401(k) Plan as follows: Mr. Dominick ($2,500.00), Ms. Kracher ($2,240.35), Mr. Jennings ($1,961.46), and Mr. Wergley ($2,807.78); (iv) $5,229.49 for the
          partial forgiveness of a loan from InteliData to Mr. Dominick; (v) the fair market value ($6,935.00) of the 2000 Toyota Camry given to Mr. Jennings pursuant to his Separation Agreement and General Release;
          (vi) the amount of consulting fees ($15,000.00), plus expenses ($1,299.00) paid to Mr. Jennings in 2004; and (vii) an amount of severance ($50,000.00) paid to Mr. Wergley pursuant to his Separation Agreement and General Release.

          For 2003, includes: (i) travel and temporary housing expenses for Mr. Dominick ($17,490) and Mr. Jennings ($59,090); (ii) the dollar value of insurance premiums paid by InteliData for the benefit of Mr. Dominick ($11,866); and (iii) the amount of Company matching contributions made on behalf of the named individual under InteliData's 401(k) Plan as follows: Mr. Dominick ($2,500), Mr. Jennings ($3,000), and Mr. Wergley ($2,585).

          For 2002, includes: (i) travel and temporary housing expenses for Mr. Dominick ($53,396) and Mr. Jennings ($62,365); (ii) the dollar value of insurance premiums paid by InteliData for the benefit of Mr. Dominick ($7,521); and (iii) the amount of Company matching contributions made on behalf of the named individuals under InteliData's 401(k) Plan as follows: Mr. Dominick ($2,500), Mr. Jennings ($2,750), and Mr. Wergley ($2,366).

     (3) Ms. Kracher joined InteliData in January 2004 and became an officer of InteliData in August 2004.

     (4) Mr. Jennings resigned from his position as President & Chief Operating Officer on August 15, 2004.

     (5) For 2004, consists of the fair market value of a restricted stock award on the date of the award of 25,000 shares on May 21, 2004. The award vests, subject to Ms. Kracher's continued employment, on November 21, 2005. Based on the closing price of InteliData's common stock on December 31, 2004, the unvested restricted stock award was valued at $16,750.

     (6) For 2004, consists of the fair market value of a restricted stock award on the date of the award of 10,000 shares on May 21, 2004. This award terminated due to Mr. Jennings' resignation on August 15, 2004. For 2003, consists of the fair market value of a restricted stock award on the date of the award of 30,000 shares on April 15, 2003. This award vested on October 15, 2004. For 2002, consists of the fair market value of a restricted stock award on the date of the award of 25,000 shares on February 21, 2002. This award vested on August 21, 2003.

     (7) Mr. Wergley resigned from his position as Vice President, General Counsel & Secretary on November 5, 2004.

     (8) Includes unused vacation pay ($11,588.47) accrued to Mr. Wergley through November 5, 2004.

     (9) For 2004, consists of the fair market value of a restricted stock award on the date of the award of 10,000 shares on May 21, 2004. The award terminated due to Mr. Wergley's resignation on November 5, 2004. For 2003, consists of the fair market value of a restricted stock award on the date of the award of 20,000 shares on April 15, 2003. The award vested on October 15, 2004. For 2002, consists of the fair market value of a restricted stock award on the date of the award of 15,000 shares on February 21, 2002. The award vested on August 21, 2003.

Option/SAR Grants in Last Fiscal Year

     This table presents information regarding options granted to InteliData's Named Executive Officers during the year ended December 31, 2004 to purchase shares of InteliData's Common Stock. In accordance with SEC rules, the table shows the hypothetical "gains" or "option spreads" that would exist for the respective options based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term.


                                            Individual Grants
                        --------------------------------------------------------

                                                                                             Potential Realizable Value
                                             Percentage                                           at Assumed Annual
                                              of Total                                           Rates of Stock Price
                             Number of         Options                                           Appreciation for the
                            Securities        Granted to       Exercise                           Option Term (3)
                            Underlying       Employees in     Price Per    Expiration      --------------------------
   Executive            b    Grants(1)      Fiscal Year (1)   Share (2)       Date            5%                10%
--------------------------------------------------------------------------------------------------------------------
Alfred S. Dominick, Jr.      80,000(4)          14.7%  $        0.31       10/15/12     $    11,841        $   28,361
Karen Kracher                50,000(4)           9.2%           1.80       01/28/12          42,971           102,923
                             50,000              9.2%           0.31       10/15/12           7,401            17,726
Michael E. Jennings              --(4)            --%             --             --              --                --
Albert N. Wergley                --(4)            --%             --             --              --                --

     (1) The total number of options granted to employees during the year ended December 31, 2004 was 545,000.

     (2) The exercise price per share of options granted represented the fair market value of the underlying shares of Common Stock on the date the options were granted.

     (3) As required under the SEC's rules,amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. These assumptions are not intended to forecast future appreciation of our stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock. If our stock price does not actually increase to a level above the applicable exercise price at the time of exercise, the realized value to the Named Executive Officers from these options will be zero.

     (4) These options become exercisable as follows: one-third on the first anniversary date of the grant and then ratably over 24 months.

Option Exercises in Last Fiscal Year and Year-End Value Table

     The following table sets forth information regarding the exercise of stock options and the unexercised stock options as of December 31, 2004 granted to the Chief Executive Officer and the named executive officers under InteliData's 1996 Incentive Plan or any stock plan of InteliData.

                                                                     Number of Securities
                                                                    Underlying Unexercised           Value of Unexercised
                                                                       Options/SARs at           In-the-Money Options/SARs at
                                                                     December 31, 2004 (#)          December 31, 2004($)(2)
                              Shares            Value               ---------------------        --------------------------
Executive                    Acquired      Realized ($) (1)      Exercisable    Unexercisable   Exercisable    Unnexercisable
---------                    --------      ----------------      -----------    -------------   -----------    --------------


Alfred S. Dominick, Jr.            --                --             700,000         580,000            --          28,800

Karen Kracher                      --                --                  --         100,000            --          18,000

Michael E. Jennings                --                --                  --              --            --              --

Albert N. Wergley               2,001             1,541                  --              --            --              --

     (1) Value based on last reported sale price of InteliData's common stock on the exercise date minus the exercise price.

     (2) Value based on last reported sale price of InteliData's common stock on December 31, 2004 (the last trading day of the year) on the Nasdaq SmallCap Market minus the exercise price. The last reported sale price at December 31, 2004 was $0.67 per share.


Employment   Contracts,   Termination   of  Employment   and   Change-Of-Control
Arrangements

Alfred S. Dominick, Jr.

     InteliData has an employment agreement with Alfred S. Dominick, Jr., providing that Mr. Dominick will serve as Chief Executive Officer of InteliData until April 5, 2006, unless further extended or sooner terminated as set forth in the agreement. Furthermore, InteliData will nominate and take such action as may be appropriate or necessary to seek stockholder election of Mr. Dominick to InteliData's board of directors. Mr. Dominick has agreed to resign from the board of directors in connection with, and effective upon, termination of his employment with InteliData.

     Mr. Dominick is entitled to (i) a base salary of $375,000 per year and (ii) an annual bonus of up to 75% of his base salary. In addition, Mr. Dominick is entitled to participate in all medical, dental, life, disability, 401(k), employee stock purchase and such other fringe benefit plans or arrangements generally made available by InteliData to all salaried employees. As an inducement to his becoming an employee of InteliData, Mr. Dominick was granted options to purchase 1,200,000 shares of common stock pursuant to InteliData's 1998 CEO Incentive Plan. The options became exercisable as to 66,667 option shares on August 17, 1999, 66,667 option shares on August 17, 2000, and 66,666 option shares on August 17, 2001. An additional 500,000 option shares became exercisable based on the achievement of designated trading prices of the common stock. The options as to an additional 500,000 option shares shall become exercisable on April 15, 2008; provided that the options shall become exercisable earlier upon the common stock trading above $25.00 per share for sixty consecutive days during the term of the options. Mr. Dominick has agreed to hold 100,000 shares of common stock for the remaining term of his employment agreement. Upon entering into the employment agreement, Mr. Dominick purchased 200,000 shares of common stock for an aggregate purchase price of $200.00.

     InteliData may terminate the agreement for "cause" (as defined) or if Mr. Dominick incurs a disability that continues for a period of 180 consecutive days. Mr. Dominick may terminate the agreement upon prior written notice to InteliData or for "good reason" (as defined). If InteliData terminates Mr. Dominick for other than "cause," or if Mr. Dominick terminates the agreement for "good reason," then Mr. Dominick is entitled to: (i) an amount equal to twelve months of his base salary then in effect; (ii) any amounts vested or payable under any deferred salary, bonus compensation or other plan; (iii) an amount equal to the highest incentive bonus paid to him during the three years immediately preceding his termination, prorated through his month of termination; and (iv) a continuation, at InteliData's expense, of life, disability, accident and health insurance benefits for twelve months following termination. Notwithstanding the above, if, within one year of a "change of control" of InteliData (as defined), Mr. Dominick's employment is terminated by InteliData for other than "cause" or by Mr. Dominick for "good reason," then Mr. Dominick is entitled to: (i) an amount equal to the greater of the undiscounted amount of twelve months base salary or the undiscounted remainder of his base salary for the unexpired term of the employment agreement; (ii) any amounts vested or payable under any deferred salary, bonus compensation or other plan;
(iii) an amount equal to the highest incentive bonus paid to him during the three years immediately preceding his termination, prorated through his month of termination; and (iv) a continuation, at InteliData's expense, of life, disability, accident and health insurance benefits for the greater of twelve months from termination or a period equal to the unexpired term of the employment agreement. Mr. Dominick's employment agreement terminates automatically upon his death in which case InteliData would have no further obligation to Mr. Dominick or his estate other than the disposition of life insurance, accrued and unpaid base salary, accrued vacation and bonuses and other incentive compensation earned but not paid for periods prior to the date of death.

     The employment agreement also provides that during the term of the agreement and for one year following his termination (other than in the event of termination by InteliData other than for "cause" or by Mr. Dominick for "good reason"), Mr. Dominick will not compete, directly or indirectly, with
InteliData. Furthermore, pursuant to a non-solicitation provision in the employment agreement, Mr. Dominick may not solicit certain current or former employees of InteliData during the term of the agreement or for a period of two years thereafter.

Other Named Executive Officers

     InteliData has an employment agreement with Karen Kracher, which provides for her employment through August 16, 2005 unless further extended or sooner terminated as set forth in the agreement.

     Ms. Kracher is entitled to a base salary per year of not less than $200,000 and annual bonuses. In addition, Ms. Kracher is entitled to participate in all bonus and incentive compensation plans or arrangements made available by InteliData to its officers and is entitled to receive such benefits as provided to all salaried employees as well as those established by the compensation committee for InteliData's executives. Her employment agreement terminates automatically upon her death in which case InteliData would have no further obligation to Ms. Kracher or her estate other than the disposition of life insurance and related benefits and accrued and unpaid base salary, bonus, unreimbursed expenses and incentive compensation for periods prior to the date of death, known as the standard termination payments. InteliData may terminate the agreement for "cause" (as defined) or if Ms. Kracher incurs a disability that continues for a period of 180 consecutive days or 180 days in any 365-day period. Ms. Kracher may terminate the agreement for "good reason" (as defined). She may also terminate the agreement in which case InteliData would have no further obligation to Ms. Kracher except for the standard termination payments. If InteliData terminates Ms. Kracher for other than "cause" or upon death or total disability, or if she terminates the agreement because InteliData fails to comply with the agreement or following a "change of control" of InteliData whereby Ms. Kracher's duties are substantially diminished or she is relocated, then Ms. Kracher is entitled to: (i) the standard termination payments; (ii) any bonus earned but not yet paid under any bonus program then in effect; (iii) 100% of her annual base salary; and (iv) any and all options granted shall be vested for twelve months and exercisable for the longer of twelve months after termination date or period for exercise as provided in her option agreement. For termination subsequent to a "change of control," all granted but unvested options shall become immediately vested and nonforfeitable and remain exercisable for their respective remaining terms. InteliData will also continue to cover Ms. Kracher under its medical, dental, life insurance and total disability benefit plans for a period of 6 months at no cost to Ms. Kracher.

Change in Control Severance Agreement

     The Company has entered into Change in Control Severance Agreement with Mr. Dominick that provides for certain termination benefits in the event his employment is terminated by the Company without "cause" (as defined in the Change in Control Severance Agreement) or by Mr. Dominick for "good reason" (as defined in the Change in Control Severance Agreement), and such termination occurs either (a) within ninety days before or twenty-four months after a "change in control" of the Company (as defined in the Change in Control Severance Agreement) or (b) after the Company makes a public announcement or files a report or proxy statement with the Securities and Exchange Commission disclosing a transaction which, if completed, would constitute a change in control of the Company and before the Board of Directors determines that such transaction will not be completed or the transaction is completed.

     The termination benefits consist of:

     (a) a lump sum cash payment equal to (i) any unpaid base pay and accrued leave or vacation pay through the termination date, (ii) any unpaid annual bonus earned prior to the termination date, (iii) two times Mr. Dominick's annual salary plus (iv) any unreimbursed expenses;

     (b) acceleration of the vesting and exercisability of outstanding stock options and awards previously granted to Mr. Dominick and the extension of the period for exercising such options until their expiration date;

     (c) payment or reimbursement for eighteen months after termination for (i) any COBRA premiums for Mr. Dominick, his spouse and his dependents to the extent they participated in the Company's health and medical plan prior to termination and elect COBRA coverage or (ii) any premiums for continuation of other health and medical insurance for the executive, his spouse and his dependents if Mr. Dominick, his spouse and his dependents did not participate in the Company's health and medical plan prior to termination, but the Company was paying or reimbursing the executive for premiums on such other health and medical insurance at the time of termination; and

     (d) payment of or reimbursement for premiums for continuation of life insurance coverage for eighteen months after termination if the Company paid or reimbursed Mr. Dominick for such life insurance coverage immediately prior to his termination of employment.

     As a condition to receiving such payments and benefits, Mr. Dominick must execute a valid release and waiver of any claims against the Company, its related entities, and their shareholders, officers, directors, employees, benefits plans, representatives, agents, successors and assigns.

     In consideration for such termination benefits, the executive agrees during the period of employment and for a period of twelve months after termination of employment not to compete, directly or indirectly, with the Company or any related entity, solicit employees of the Company or any related entity, solicit any customer of the Company or any related entity, or make disparaging comments about the Company or any related entity. Mr. Dominick also agrees not to disclose any secret or confidential information related to the Company or any related entity.

     If the termination payments or benefits would be subject to change in control or parachute payment excise taxes under federal, state, or local law, then the termination payments and benefits must be reduced to the largest amount that will result in no portion of the payments or benefits being subject to such taxes.

     The Change in Control Severance Agreement provides that amounts paid and benefits provided shall be construed and interpreted so that amounts are paid and benefits are provided only if and to the extent that similar amounts and benefits are not paid or provided under any other similar agreements, policies, plans, programs, or arrangements of the Company or any related entity, including any employment agreement between the Company and Mr. Dominick. Accordingly, if similar amounts and benefits are otherwise to be provided to an executive, then amounts payable or benefits to be provided under his Change in Control Severance Agreement shall be reduced by the amount of similar payments and benefits to be provided under such other agreement, policy, plan, program or arrangement.

     The initial term of the Change in Control Severance Agreement is through February 3, 2005, but the term automatically extends for an additional twelve-month period at the end of the initial term and each annual anniversary thereafter, unless the Company gives the executive written notice at least ninety days prior to the end of the initial term or the applicable extended term date that the term will not be so extended.

Compensation Committee Interlocks and Insider Participation

     No member of the Compensation Committee was, during the last fiscal year, an officer or employee of the Company nor was formerly an officer of the Company. There are no Compensation Committee interlocks between the Company and other entities involving the Company's executive officers and members of the Board of Directors who serve as executive officer or board member of such other entities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth information as of March 28, 2005, regarding beneficial ownership of InteliData's common stock by (i) each person who is known to InteliData to own beneficially more than five percent of InteliData's common stock, (ii) each director of InteliData, (iii) each executive officer named in the Summary Compensation Table, the named executive officers, set forth on page 3 of this proxy statement, and (iv) all current directors and the named executive officers of InteliData as a group. The information on beneficial ownership in the table and the footnotes thereto is based upon InteliData's records and the most recent Schedule 13G filed by each such person and information supplied to InteliData by such person. Unless otherwise indicated, each person has sole voting power and sole investment power with respect to the shares shown. Under the proxy rules of the SEC, a person who directly or indirectly has or shares voting power or investment power with respect to a security is considered a beneficial owner of the security. Voting power is the power to vote or to direct the voting of securities, and investment power is the power to dispose of or to direct the disposition of securities. Securities as to which voting power or investment power may be acquired within 60 days (e.g., by the exercise of options or warrants to purchase common stock) are also considered as beneficially owned under the proxy rules of the SEC.



                                                     Beneficial Ownership
                                                     --------------------
       Name of Stockholder                       Number of Shares      Percent
       -------------------                       ----------------      -------

       John H. Timmis                                3,085,000(1)          6.0
          28 Hawley Road
          North Salem, NY  10560

       Alfred S. Dominick, Jr.                         804,600(2)          1.6

       Karen A. Kracher                                 45,832(3)          *

       Monique L. Marcus                                 5,000             *

       Albert N. Wergley                                69,744             *

       Michael E. Jennings                              94,750             *

       Norman J. Tice                                   66,000(4)          *

       L. William Seidman                               61,000(5)          *

       Patrick F. Graham                                50,500(6)          *

       Neal F. Finnegan                                 34,000(7)          *

       Directors and Executive Officers              1,231,426(8)          2.4
          As a Group (9 persons)

     (1) As reported in the Schedule 13G/A filed with the SEC on April 8, 2003 and includes 1,805,000 shares with sole voting and dispositive power and 1,280,000 shares with shared voting and dispositive power.
     (2) Includes 700,000 shares of common stock issuable upon the exercise of options.
     (3) Includes 20,832 shares of common stock issuable upon the exercise of options.
     (4) Includes 36,000 shares of common stock issuable upon the exercise of options.
     (5) Includes 48,000 shares of common stock issuable upon the exercise of options.
     (6) Includes 40,500 shares of common stock issuable upon the exercise of options.
     (7) Includes 24,000 shares of common stock issuable upon the exercise of options.
     (8) Includes 869,332 shares of common stock issuable upon the exercise of options.
     *    Less than 1%.

Securities Authorized For Issuance Under Equity Compensation Plans


                                    Number of securities to     Weighted average
                                    be issued upon exercise    exercise price of     Number of securities
                                    of outstanding options,   outstanding options,  remaining available for
                                    warrants and rights       warrants and rights       future issuance
                                    -----------------------   --------------------  -----------------------

Equity compensation plans
approved by stockholders             1,882,000                      $ 2.32                   888,762
Equity compensation plans not
approved by stockholders             1,250,000                      $ 1.36                         -
                                    ----------                      ------                   -------
Total                                3,132,000                      $ 1.93                   888,762
                                    ==========                      ======                   =======


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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     On December 21, 1999, InteliData provided a loan of $82,838 to Alfred S. Dominick, Jr., President and Chief Executive Officer of InteliData, pursuant to a Secured Promissory Note. The loan was originally due on December 21, 2000 and bears interest at a rate of 5.74%. The compensation committee of the board of directors of InteliData extended the loan through December 21, 2001. On December 22, 2001, the note was replaced with an Amended and Restated Secured Promissory Note, which extended the due date until the earlier of December 22, 2004 or 90 days after the termination of Mr. Dominick's employment with InteliData. As security for the loan, Mr. Dominick has pledged 200,000 shares of InteliData's common stock owned by him.

     As of December 15, 2004, the outstanding balance on this loan was $105,229.49. On December 15, 2004, in anticipation of the upcoming maturity of the Amended and Restated Secured Promissory Note, the Compensation Committee determined that InteliData would exercise its rights under the pledge to acquire the 200,000 shares of common stock in satisfaction of $100,000 of the loan (200,000 X $0.50 (the closing share price on the Nasdaq SmallCap Market on December 15, 2004)). The Compensation Committee determined to forgive the remaining $5,229.49 of the loan and the Audit Committee ratified the determination of the Compensation Committee on December 29, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

Independent Auditor Fees and Services

     The aggregate fees for professional services rendered to the Company by Deloitte & Touche LLP for the fiscal years ended December 31, 2004 and 2003 are as follows:

                                                   2004              2003
                                                   ----              ----
                     Audit fees(1)               $928,700          $182,500

                     Audit-related fees(2)         97,117            30,000

                     Tax fees(3)                    2,500                --

                     All other fees                    --                --

                     Total fees                $1,028,317          $212,500

     (1) Audit fees include $343,700 and $182,500 of fees for services rendered for the audit of InteliData's annual financial statements and the review of the interim financial statements included in our quarterly reports for 2004 and 2003, respectively. Audit fees also include $585,000 of fees associated with rendering an opinion on InteliData's internal controls as of December 31, 2004 in accordance with Section 404 of the Sarbanes-Oxley Act of 2002; no similar fees were incurred in 2003.

     (2) Audit-related fees include fees associated with assurance and related services that are reasonably related to the performance of the audit or review of InteliData's financial statements. This category include fees related to consultations regarding U.S. generally accepted accounting principles and general implementation of new SEC and Sarbanes-Oxley Act of 2002 requirements. The audit-related fees for 2004 were for advisory services for matters related to accounting consultation, due diligence, and assistance in compliance with regulatory requirements. Audit-related fees for 2003 were for advisory services for matters related to accounting consultation, review of financial statements outside of SEC filings, and assistance in compliance with regulatory requirements.

     (3) Tax fees were for assistance with a prior year sales and tax audit appeal.

     The audit committee has considered whether the provision of the other services is compatible with maintaining the principal accountants' independence and has concluded that it is so compatible.

Audit Committee Pre-Approval Policies and Procedures

     The audit committee reviews and considers all professional services provided by Deloitte & Touche LLP when assessing auditor independence. The audit committee approved all audit and non-audit services provided by InteliData's independent auditors during 2003 and 2004 on a case-by-case basis in advance of each engagement. The audit committee does not have a written policy or procedure for the pre-approval by category of particular audit or non-audit services.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

     1. FINANCIAL STATEMENTS - Previously filed in Item 8 of Form 10-K filed on March 1, 2005

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

    *  10.5.7  Fifth  Amendment  to  Employment  Agreement  between   InteliData
               Technologies Corporation and Alfred S. Dominick, Jr., dated March
               10, 2004.

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

    * 10.10.1  2004    Change   of   Control    Agreement   between   InteliData
               Technologies  Corporation  and Monique L. Marcus,  dated December
               15, 2004.

    * 10.10.2  2005 Change of Control Agreement between InteliData  Technologies
               Corporation and Monique L. Marcus, dated January 3, 2005.

    *   10.11  Director Compensation Arrangements.

    *    21.1  InteliData    Technologies    Corporation   List   of Significant
               Subsidiaries.

    *    23.1  Consent of Independent Registered Public Accounting Firm.

    #    23.2  Consent of Independent Registered Public Accounting Firm.

    #      31  Certification of  Principal   Executive   Officer  and  Principal
               Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002.

    *      32  Certification of  Principal   Executive   Officer  and  Principal
               Financial Officer pursuant to 18 U.S.C. Section 1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------
* Filed previously on Form 10-K filed on March 31, 2005.
# Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INTELIDATA TECHNOLOGIES CORPORATION

                             By:   /s/ Alfred S. Dominick, Jr.
                                 ---------------------------------------------
                                 Alfred S. Dominick, Jr.
                                 Chairman, Chief Executive Officer, and
                                 Acting Chief Financial Officer
                                 (Principal Executive Officer and Principal
                                 Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                                    Date
---------                       -----                                    ----

  /s/ Alfred S. Dominick, Jr.   Chairman, Chief Executive Officer,       May 2, 2005
----------------------------
Alfred S. Dominick, Jr.         and Acting Chief Financial Officer


  /s/ Karen A. Kracher          President and Chief Sales and            May 2, 2005
----------------------------
Karen A. Kracher                Marketing Officer


  /s/ Monique L. Marcus         Vice President, Finance & Treasurer      May 2, 2005
----------------------------
Monique L. Marcus                (Principal Accounting Officer)


  /s/ Neal F. Finnegan          Director                                 May 2, 2005
----------------------------
Neal F. Finnegan


  /s/  Patrick F. Graham        Director                                 May 2, 2005
----------------------------
Patrick F. Graham


  /s/ Michael E. Jennings       Director                                 May 2, 2005
----------------------------
Michael E. Jennings


  /s/ L. William Seidman        Director                                 May 2, 2005
----------------------------
L. William Seidman


  /s/ Norman J. Tice            Director                                 May 2, 2005
----------------------------
Norman J. Tice
