Form 10-Q
period 2005-03-31
INTELIDATA TECHNOLOGIES CORP
filed 2005-05-10
CIK 1021810

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



For the Quarterly Period Ended: March 31, 2005  Commission File Number 000-21685


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

Yes     X        No
    ---------        --------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      X       No
    ----------       --------


The number of shares of the registrant's Common Stock outstanding on March 31, 2005 was 51,129,000.

================================================================================

                       INTELIDATA TECHNOLOGIES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets
           March 31, 2005 and December 31, 2004 ............................   3

           Condensed Consolidated Statements of Operations
           Three Months Ended March 31, 2005 and 2004 (as restated).........   4

           Condensed Consolidated Statement of Changes in Stockholders' Equity
           Three Months Ended March 31, 2005................................   5

           Condensed Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2005 and 2004 (as restated).........   6

           Notes to Condensed Consolidated Financial Statements ............   7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................  15

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......  25

  Item 4.  Controls and Procedures .........................................  25



PART II - OTHER INFORMATION

  Item 5.  Other Information................................................  26

  Item 6.  Exhibits.........................................................  26

  SIGNATURE       ..........................................................  27

PART I:       FINANCIAL INFORMATION
-----------------------------------
ITEM 1.       FINANCIAL STATEMENTS
----------------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004
                  (in thousands, except share data; unaudited)

                                                                                        2005            2004
                                                                                    ------------    ------------

ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                      $      1,253    $      3,223
     Accounts receivable, net                                                              1,444           1,437
     Other receivables                                                                        24              16
     Prepaid expenses and other current assets                                               369             545
                                                                                    ------------    ------------
         Total current assets                                                              3,090           5,221

NONCURRENT ASSETS
     Property and equipment, net                                                             704             833
     Intangible asset, net                                                                 4,160           4,340
     Other assets                                                                            211             211
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $      8,165    $     10,605
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                               $      1,396    $      1,003
     Accrued expenses                                                                      1,783           2,223
     Deferred revenues                                                                       920           1,269
     Liabilities of discontinued operations                                                   12              40
                                                                                    ------------    ------------
TOTAL CURRENT LIABILITIES                                                                  4,111           4,535
     Accrued expenses                                                                        161             225
     Deferred revenues                                                                       113             150
                                                                                    ------------    ------------
TOTAL LIABILITIES                                                                          4,385           4,910
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
        no shares issued and outstanding                                                     --               --
     Common stock, $0.001 par value; authorized 100,000,000 shares;
        issued 52,164,000 shares in 2005 and 52,169,000 shares in 2004;
        outstanding 51,129,000 shares in 2005 and 51,134,000 shares in 2004                   52              52
     Additional paid-in capital                                                          307,017         307,020
     Treasury stock, at cost:  1,035,000 shares in 2005 and 2004                          (2,648)         (2,648)
     Deferred compensation                                                                   (15)            (23)
     Accumulated deficit                                                                (300,626)       (298,706)
                                                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                 3,780           5,695
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $      8,165    $     10,605
                                                                                    ============    ============


     See accompanying notes to condensed consolidated financial statements.



                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                (in thousands, except per share data; unaudited)


                                                                           2005                   2004
                                                                         -------------    --------------
                                                                                           (as restated)
                                                                                          (see Note 2(g))
Revenues
     Software license                                                    $         198    $           --
     Consulting services                                                           356               416
     Use-based                                                                   1,802             2,698
     Maintenance                                                                   588               478
                                                                         -------------    --------------
        Total revenues                                                           2,944             3,592
                                                                         -------------    --------------

Cost of revenues
     Consulting services, recurring and termination fees                         1,257             1,780
                                                                         -------------    --------------
        Total cost of revenues                                                   1,257             1,780
                                                                         -------------    --------------

Gross profit                                                                     1,687             1,812
                                                                         -------------    --------------
Operating expenses
     General and administrative                                                  2,122             1,570
     Sales and marketing                                                            59               295
     Research and development                                                    1,242             1,306
     Amortization of intangible asset                                              180               180
                                                                         -------------    --------------
        Total operating expenses                                                 3,603             3,351
                                                                         -------------    --------------

Operating loss                                                                  (1,916)           (1,539)
Other income (expenses), net                                                        (4)                6
                                                                         -------------    --------------

Loss before income taxes                                                        (1,920)           (1,533)
Provision for income taxes                                                          --                --
                                                                         --------------   --------------

Net loss                                                                 $      (1,920)   $       (1,533)
                                                                         =============    ==============


Basic and diluted earnings (loss) per common share                       $       (0.04)   $        (0.03)
                                                                         =============    ==============

Basic and diluted weighted-average common shares outstanding                    51,084            51,127
                                                                         =============    ==============

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2005
                            (in thousands; unaudited)






                                                   Common Stock          Additional
                                             -------------------------    Paid-in      Treasury     Deferred       Accumulated
                                               Shares       Amount        Capital       Stock     Compensation       Deficit
                                             ------------ ------------ -------------- ----------- -------------- ----------------
Balance at January 1, 2005                      52,169    $      52    $   307,020    $  (2,648)  $       (23)   $  (298,706)
    Issuances of common stock:
        Exercise of stock options                    -            -              -            -             -              -
        Issuances of restricted stock                -            -              -            -             -              -
    Cancellations of restricted stock               (5)           -             (3)           -             3              -
    Purchase of treasury stock, at cost              -            -              -            -             -              -
    Amortization of deferred compensation            -            -              -            -             5              -
    Net loss                                         -            -              -            -             -         (1,920)

    Comprehensive loss

                                             ------------ ------------ -------------- ----------- -------------- ----------------

Balance at March 31, 2005                       52,164    $      52    $   307,017    $  (2,648)    $     (15)   $  (300,626)
                                             ============ ============ ============== =========== ============== ================




                                             Comprehensive
                                                 Loss          Total
                                             ------------- -----------
Balance at January 1, 2005                                 $    5,695
    Issuances of common stock:
        Exercise of stock options                                   -
        Issuances of restricted stock                               -
    Cancellations of restricted stock                               -
    Purchase of treasury stock, at cost                             -
    Amortization of deferred compensation                           5
    Net loss                                 $  (1,920)        (1,920)
                                             -------------
    Comprehensive loss                       $  (1,920)
                                             =============
                                                           -----------

Balance at March 31, 2005                                  $   3,780
                                                           ===========

     See accompanying notes to condensed consolidated financial statements.


                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                            (in thousands; unaudited)

                                                                              2005                    2004
                                                                           -----------             ----------
                                                                                                  (as restated)
                                                                                                 (see Note 2(g))
Cash flows from operating activities
     Net loss                                                              $    (1,920)            $   (1,533)
     Adjustments to reconcile net loss to net cash used
         in operating activities of continuing operations:
         Amortization of intangible asset                                          180                    180
         Depreciation and amortization                                             133                    177
         Deferred compensation expense                                               5                     41
         Changes in certain assets and liabilities:
              Accounts receivable                                                   (7)                   816
              Prepaid expenses and other current assets                            168                    124
              Accounts payable                                                     393                    188
              Accrued expenses and accrued rent                                   (504)                  (603)
              Deferred revenue                                                    (386)                  (184)
                                                                           -----------             ----------
                  Net cash used in operating activities of
                  continuing operations                                         (1,938)                  (794)

                  Net cash used in discontinued operations                         (28)                   (61)
                                                                           -----------             ----------

                  Net cash used in operating activities                         (1,966)                  (855)
                                                                           -----------             ----------

Cash flows from investing activities
     Purchases of property and equipment                                            (4)                   (19)
                                                                           -----------             ----------
                  Net cash used in investing activities                             (4)                   (19)
                                                                           -----------             ----------

Cash flows from financing activities
     Proceeds from issuance of common stock                                         --                     34
     Payments to acquire treasury stock                                             --                     (2)
                                                                           -----------             ----------
                  Net cash provided by financing activities                         --                     32
                                                                           -----------             ----------

Decrease in cash and cash equivalents                                           (1,970)                  (842)

Cash and cash equivalents, beginning of period                                   3,223                  7,603
                                                                           -----------             ----------
Cash and cash equivalents, end of period                                   $     1,253             $    6,761
                                                                           ===========             ==========



     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (AS RESTATED)
                                   (Unaudited)

(1)  Basis of Presentation

     The condensed consolidated balance sheet of InteliData Technologies Corporation ("InteliData" or the "Company") as of March 31, 2005, the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004, and the related condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2005 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items, except certain non-recurring adjustments discussed herein. The condensed consolidated balance sheet as of December 31, 2004 was derived from the Company's audited December 31, 2004 balance sheet. Interim results are not necessarily indicative of results for a full year.

     The condensed consolidated financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual audited financial statements and notes. These financial statements should be read in conjunction with the annual audited financial statements of the Company and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Form 10-K for the fiscal year ended December 31, 2004.

     On March 31, 2005, the Company entered into a definitive agreement to be acquired by Corillian Corporation ("Corillian"), a publicly traded company (Nasdaq: CORI) based in Hillsboro, Oregon, that provides solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. The purchase consideration for the Company is approximately $19.2 million, subject to adjustment. Under the terms of the agreement, each outstanding share of the Company's common stock will be converted into the right to receive 0.0954 of a share of Corillian's common stock and $0.0844 in cash without interest. The closing of this transaction is subject to, among other things, the effectiveness of the proxy statement/prospectus on Form S-4 to be filed with the Securities and Exchange Commission and approval of the Company's stockholders. As a result, there can be no assurances that the acquisition will be completed or as to the timing thereof. As part of this proposed transaction, Wachovia Securities, the Company's investment banking advisor, issued a fairness opinion on March 31, 2005. In accordance with the engagement letter between Wachovia and the Company, Wachovia assessed the Company $250,000 for this opinion and the Company accrued for this fee as of March 31, 2005. In addition, the Company incurred $241,000 in additional legal expenses related to the proposed transaction and other matters.

(2)  Summary of Significant Accounting Policies

(a) Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all inter-company balances and transactions.

(b) Accounting Estimates - The preparation of financial statements in conformitywith accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Estimates include, but are not limited to, valuation of intangible assets which include goodwill, costs of environmental remediation for real property previously sold, allowance for doubtful accounts, depreciation of fixed assets, provision for discontinued operations, legal matters and project plans for the completion and delivery of certain solutions. These accounting estimates are based on information currently available. Actual results could differ from those estimates and in some cases the actual results could vary materially from the estimates.

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

(d) Recent Accounting Pronouncements - In December 2004, the FASB published SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), which replaces SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply SFAS 123(R) as of the first annual reporting period that begins after June 15, 2005. The Company has not calculated the financial impact of adopting this standard.

(e) Valuation of Long-Lived Assets - The Company reviews its long-lived assets such as property, plant and equipment and identifiable intangibles with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value and carrying value of the asset. Impairment analyses, when performed, are based on the Company's current business and technology strategy, views of growth rates for the business, anticipated future economic conditions, expected technological availability and potential sale transactions.

(f) Goodwill and Intangible Asset - SFAS No. 141, Business Combinations ("SFAS 141") requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") requires the use of an amortization and non-amortization approach to account for intangibles and purchased goodwill. Under a non-amortization approach, goodwill and indefinite-lived intangibles are not to be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and these intangibles is more than its fair value. These reviews are to be performed at least annually and tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount. The amortization and non-amortization provisions of SFAS 142 are to be applied to all goodwill and intangible assets acquired after June 30, 2001. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the Company on January 1, 2002. As of January 1, 2002, in accordance with SFAS 142, the Company ceased recognizing amortization expense on goodwill. The goodwill and intangible asset (which is subject to amortization) consisted of the following components, (in thousands) as of:

                                            March 31, 2005     December 31, 2004
                                            --------------     -----------------

 Goodwill                                   $            -     $              -
                                            ==============     =================

 Intangible asset, gross carrying amount    $        7,200     $          7,200
 Accumulated amortization                           (3,040)              (2,860)
                                            --------------     -----------------
 Net intangible asset                       $        4,160     $          4,340
                                            ==============     =================

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

(g) Restatement of Consolidated Financial Statements - Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2003, the Company determined that the previous consolidated financial statements require restatement to correct errors related to a lease restructuring, deferred rent liabilities, lease purchase accounting, warrant to issue Company stock and an income tax contingency (there no current period impact for this matter) as discussed below. The unaudited quarterly consolidated financial statements for three quarterly periods in 2004 were also restated to reflect these adjustments. Notes 2(n) and 14 to the consolidated financial statements for the year ended December 31, 2004 contain further discussion related to this matter.

     Lease Restructuring - As of March 31, 2003, the Company ceased using one of
     -------------------
its leased spaces at its offices in Reston, Virginia. We have concluded that there was an error in the application of the concepts of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (including Certain Costs Incurred in a Restructuring) ("SFAS 146"), with respect to this lease. Under the provisions of SFAS 146, the Company should have determined the fair value of the liability at the cease-use date by taking the remaining lease obligation (adjusted for the effects of any prepaid or deferred items recognized under the lease, see Deferred Rent Liabilities section below for additional detail), reduced by estimated sublease rentals that could be reasonably obtained for the property for all periods covered by the lease, and discounting the resulting net liability using a credit-adjusted risk-free rate appropriate for the first quarter of 2003. The discounted liability should have been accreted over the lease term. The impact of these changes was to increase the operating expenses by $2,000 for the three months ended March 31, 2004.

     Deferred  Rent  Liabilities  - Prior to the  fourth  quarter  of 2003,  the
     ---------------------------
Company had not previously recognized rent expense on operating leases on a straight-line basis as required by FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases ("FTB 85-3"). Accordingly, we have concluded that there was an error in the application of the concepts of FTB 85-3 with respect to our operating leases. This accounting results in the recordation of a deferred rent liability for all periods presented due to scheduled rent increases in the leases. Further, as mentioned above, SFAS 146 requires consideration of the deferred rent liability when recording the fair value of the net liability otherwise the liability (and related expense) recognized in 2003 is double counted. The impact of these changes was to increase the operating expenses by $6,000 for the three months ended March 31, 2004.

     Lease  Purchase  Accounting  - The Company  recorded a lease  liability  of
     ---------------------------
approximately $1 million in purchase accounting when it acquired Home Account in the first quarter of 2001 and reversed part of this liability, as adjusted, to income in the fourth quarter of 2003. We have concluded that there was an error in the application of the concepts of APB 16, Business Combinations ("APB 16"), EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination ("EITF 95-3"), and other relevant accounting literature with respect to this lease. APB 16 requires the lease liability recorded in purchase accounting to be recorded at a discounted amount and for such amount to be accreted over the lease term. EITF 95-3 requires that a lease liability recorded in purchase accounting be reversed against goodwill rather than as a credit in the statement of operations when the liability requires a downward adjustment. Other accounting literature requires the Company to revise the lease liability for sublease rentals when those rentals are considered to be reasonably assured. The impact of these changes was to increase operating expenses (for rent accretion expense) by $11,000, and to decrease other income by $38,000 for the three months ended March 31, 2004.

     Warrant - In the second  quarter of 2000,  InteliData  granted a warrant to
     -------
purchase common stock to a client in exchange for the client's becoming a premier reference site for the Company. We have concluded that there was an error in the application of the concepts of EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other accounting literature. The Company should have recognized the full value of the warrant in the statement of operations on the grant date. Accordingly, the Company offset approximately $265,000 against revenue and recorded the balance of approximately $154,000 as costs of revenues during 2000. The impact of this change was to decrease operating expenses by $20,000 for the three months ended March 31, 2004.

     The combined effect of these changes resulted in an increase to net loss of $37,000 for the three months ended March 31, 2004. The following is a summary of the effects of the restatement on our consolidated statements of operations for the three months ended March 31, 2004.


 Consolidated Statements of Operations
 For the three months ended March 31, 2004      As Previously            As
 (in thousands)                                   Reported            Restated
-------------------------------------------     -------------       ------------

 Operating expenses
       General and administrative                 $  1,551          $  1,570
       Selling and marketing                           315               295
            Total operating expenses                 3,352             3,351

 Operating Loss                                     (1,540)           (1,539)

 Other income (expense), net                            44                 6

 Loss before income taxes                           (1,496)           (1,533)
 Benefit for income taxes                               -                 -
                                                -------------       ------------

 Net loss                                         $ (1,496)         $ (1,533)
                                                =============       ============

     (h) Going Concern Assumption - Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are factors that raise substantial doubt about our ability to continue as a going concern including the Company's financial position and results of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     As stated in Note 1, the Company entered into a definitive agreement to be acquired by Corillian. The closing of this transaction is subject to, among other things, the effectiveness of the proxy statement/prospectus on Form S-4 to be filed with the Securities and Exchange Commission and approval of the Company's stockholders. As a result, there can be no assurances that the acquisition will be completed or as to the timing thereof. In the event our merger with Corillian is not successful, we may be required to seek protection from our creditors, or we may need to sell assets and/or raise additional capital through private placements. While we continue to operate as a going concern, we have significant liquidity and capital resource issues relative to our ability to generate cash flows and to raise additional capital if needed. We may not be able to generate sufficient revenue to become profitable on a sustained basis, or at all. We have incurred significant losses and negative cash flows from operations for several years and our ability to raise or generate enough cash to survive may be questionable. We expect that the operating cash flow deficit will continue and absent further financing or significant improvement in sales, potentially result in our inability to continue operations. As a result of these and other factors, our independent registered public accounting firm has included in its report on the 2004 consolidated financial statements an explanatory paragraph expressing that there is substantial doubt about our ability to continue as a going concern.

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

     In the event of continued future revenue delays, the Company would seek to adjust certain expense structures to mitigate the potential impact that these delays would have on its capital levels. These opportunities include additional reductions in general and administrative expenditures, managing research and development efforts consistent with existing and prospective client demands, and the potential of consolidating certain operational activities. During 2004, the Company reduced the full-time equivalent personnel by 14 to 72 as of December 31, 2004. Continuing into 2005, management reviewed the operating expenses in light of our financial condition and current plan. Further steps were taken to control costs and the full-time equivalent personnel was reduced by 15 to 57 as of March 31, 2005.

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

(i) Earnings Per Share - Basic and diluted earnings (loss) per common share ("EPS") is computed by dividing net income (loss) by the basic and diluted weighted-average common shares outstanding during the period. Approximately 3,006,000 and 3,607,000 shares of common stock issuable pursuant to outstanding stock options and warrants were not included in the loss per share computations in 2005 and 2004, respectively, because they would have been anti-dilutive for the periods presented.

(3)  Discontinued Operations

     Under various disposal plans adopted in 1997, 1998, and 2000, the Company completed the divestiture of all of its telecommunications, interactive services businesses and the Caller ID adjunct leasing activities, respectively.

     As of March 31, 2005, the liabilities of discontinued operations of $12,000 relate to the telecommunications divisions. These liabilities relate to the environmental clean up associated with prior tenants' operations at InteliData's former New Milford, Connecticut property. In January 2000, InteliData sold the New Milford, Connecticut property and the building located thereon, its only remaining asset in its discontinued operations of the telecommunications division. In the context of this sale, InteliData agreed to undertake limited remediation of the site in accordance with applicable state and federal law. The subject site is not a listed federal or state Superfund site and InteliData has not been named a "potentially responsible party" at the site. The remediation plan agreed to with the purchaser allows InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Moreover, InteliData has obtained environmental insurance to pay for remediation costs up to $6,600,000 in excess of a retained exposure limit of $600,000. As of March 31, 2005, with the payments made to date and the remaining recorded liability amount, the Company believes that it has satisfied the deductible under the insurance policy. Currently, our counsel (as the term is defined below) estimates the remaining costs to be approximately $668,000 and the Company, in consultation with our counsel, believes that such exposure will be covered by the insurance policy. A claim was submitted to the insurance company and is pending review. Management believes that it is probable that the insurance recoveries will cover the projected remaining costs of remediation.

     The Company has engaged a legal firm and an environmental specialist firm (collectively, the "counsel") to represent it regarding this matter. The timing of the ultimate resolution of this matter is estimated to be from two to four years under the Company's proposed compliance plan, which involves a natural attenuation and periodic compliance monitoring approach. Management does not believe that the resolution of this matter will likely have a material adverse effect on the Company's financial condition or results of operations.

(4)  Restructuring Charges

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (including Certain Costs Incurred in a Restructuring) ("SFAS 146"), which supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3"). SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after September 30, 2002. As of March 31, 2003, the Company ceased using one of its leased spaces at its offices in Reston, Virginia. The fair value of the remaining obligation on this lease, net of the fair value of sublease rent, was approximately $540,000. Accordingly, the Company recorded an expense of $540,000 and a corresponding liability as of March 31, 2003. As of May 1, 2003, the Company has a subtenant for this space for the majority of the remaining lease term and the actual results of net sublease rent could differ from the above estimates. As of March 31, 2005, the estimated remaining liability was approximately $241,000.

     In July 2004, the Company determined that it would be more cost-effective to relocate its South Carolina operations to its headquarters in Reston, Virginia, based on the number of remaining employees and the existing operations at the time. Accordingly, the Company relocated two employees, designated three others as field employees and ceased using its leased office space in Charleston, South Carolina. The fair value of the remaining obligation on this lease, net of the fair value of sublease rent, was approximately $45,000. Accordingly, the

Company recorded an expense of $45,000 and a corresponding liability in July 2004. As of March 31, 2005, the Company had not been successful in securing a subtenant for this space and the estimated remaining liability was approximately $27,000.

     In March 2005, the Company terminated nine full-time equivalent personnel in its Payments Solutions research and development staff. The Company paid approximately $59,000 in severance to these individuals.

(5)  Income Taxes

     At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $212 million, which expire in 2008 through 2024. The net loss for the three-month period ended March 31, 2005 will contribute to the increase of total net operating loss carrryforwards. The Company continues to establish a full valuation allowance for deferred tax assets, because it is deemed, based on available evidence, that it is more likely than not that all of the deferred tax assets will not be realized.


                                   * * * * * *

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

     The  accompanying   Management's   Discussion  and  Analysis  of  Financial
Condition and Results of Operations gives effect to the restatement disclosed in
Note 2(g) to the consolidated financial statements.

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

     The market for Payment Solutions has been the primary focus of InteliData's development and marketing efforts during the past three years. The Company views this as the market sector with the greatest growth potential. The Company believes that future growth opportunities in this market sector are significant based on FI's increasing recognition of measurable financial benefits related to the bill payment customer base, increasing consumer adoption rates, and the increasing competitive pressure to provide "free bill payment" services to all consumers. The resulting growth, both in number of users and number of transactions, has caused larger FI's to rethink their approach to bill payment processing. Until recently, most large FI's elected to outsource their bill payment processing to a third-party processor such as CheckFree or Metavante. Increasingly however, FI's are migrating "front end" bill payment processing and data warehousing to an in-house platform, offering the FI's greater control while also developing "least cost routing" strategies aimed at reducing overall processing costs. The Company believes that large banks will require significant and ongoing investment in new software and implementation services to achieve the benefits of in-house warehousing and routing. Consequently, the Company is concentrating its efforts on marketing and deploying in-house licensed solutions and as discussed in the revenue section below, the Company elected to allow its Fidelity Hosting agreement to expire in April 2005. However, the Company will continue to refer clients directly to Fidelity for outsourced services under the existing revenue-sharing relationship. The Company's greatest challenges in this market is the speed of bank decision-making and competition from larger suppliers, although the Company believes that its products have superior capabilities in comparison to the competition.

     The market for Card Services has become relatively mature in recent years. Most of the Company's current and potential card issuer customers have deployed an online solution and are now seeking to add subscribers and incremental functionality. Consequently, InteliData expects limited growth opportunities across this market sector. Because InteliData's Card Services solution is an outsourced service, growth will be driven primarily by anticipated subscriber increases from within the Company's current customer base.

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

     On March 31, 2005, the Company entered into a definitive agreement to be acquired by Corillian Corporation ("Corillian"), a publicly traded company (Nasdaq: CORI) based in Hillsboro, Oregon, that provides solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. The purchase consideration for the Company is approximately $19.2 million, subject to adjustment. Under the terms of the agreement, each outstanding share of the Company's common stock will be converted into the right to receive 0.0954 of a share of Corillian's common stock and $0.0844 in cash without interest. The closing of this transaction is subject to, among other things, the effectiveness of the proxy statement/prospectus on Form S-4 to be filed with the Securities and Exchange Commission and approval of the Company's stockholders. As a result, there can be no assurances that the acquisition will be completed or as to the timing thereof.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

     The following represents the results of operations for InteliData Technologies Corporation for the three months ended March 31, 2005 and 2004. Such information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

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

     Within revenues generated from Online Banking, use-based revenues will fluctuate based on the addition of new clients and user adoption rates that translate into additional users and additional transactions. However, use- based revenues may decline with departures of clients for other solutions and/or clients' migrating the InteliData solution in-house through a license arrangement that may eliminate user fees.

     The Company's first quarter revenues were $2,944,000 in 2005 compared to $3,592,000 in 2004, a decrease of $648,000. The following table sets forth the Company's sources of revenue for each of the three-month periods ended March 31, 2005, and 2004:

                                             2005           2004
                                          --------       --------
 Payment Solutions
   Software license                        $  198        $      -
   Consulting services                        203             266
   Use-based                                1,174           1,311
   Maintenance                                390             296
                                         --------        --------
   Subtotal                                 1,965           1,873
                                         --------        --------

 Card Services
   Consulting services                         35              93
   Use-based                                  442           1,130
                                         --------        --------
   Subtotal                                   477           1,223
                                         --------        --------
 Online Banking
   Consulting services                        118              57
   Use-based                                  186             257
   Maintenance                                198             182
                                         --------        --------
   Subtotal                                   502             496
                                         --------        --------
 Total
   Software license                           198               -
   Consulting services                        356             416
   Use-based                                1,802           2,698
   Maintenance                                588             478
                                         --------        --------
   Total                                  $ 2,944        $  3,592
                                         ========        ========
Revenues

     The first quarter revenues from Payment Solutions were $1,965,000 in 2005 compared to $1,873,000 in 2004, an increase of $92,000. These revenues include items related to the Company's billpay warehouse, funds transfer and certain OFX solutions, as well as the billpay portions of the ASP offerings. Software licenses increased $198,000 and maintenance increased $94,000 while consulting services decreased $63,000 and use-based fees decreased $137,000 quarter over quarter. Software license fees increased due to the sale of a license for the Company's interbank payment warehouse. The decrease in consulting services was primarily due to the timing of services rendered in 2005 as compared to 2004, while the decrease in use-based fees was due to the departures of the Canopy Banking community banking clients and their billpay transactions along with the departure of an OFX client in December 2004. Maintenance increased due to increases in use-based licenses, additional fees from sales in 2004 and increases on renewed maintenance services. The Payment Solutions revenues from the Fidelity ASP environment that were generated during the first quarter of 2005 and 2004 were approximately $1,045,000 and $900,000, respectively. For 2005, 16%, 74% and 10% of the $1,045,000 consisted of consulting services, use-based and maintenance fees, respectively. The revenue stream from the ASP offering will cease with the expiration of our Hosting agreement with Fidelity in April 2005. Going forward, the Company expects recurring fees for providing directory management services to its payment warehouse clients on a per transaction or monthly subscription fee basis.

     The first quarter revenues from Card Services were $477,000 in 2005 compared to $1,223,000 in 2004, a decrease of $746,000. Consulting services fees decreased $58,000 and use-based fees decreased $688,000, quarter over quarter. In September 2004, the Company discontinued providing services to two clients that represented approximately $248,000 in monthly recurring revenues. One of the clients moved to an in-house solution, while the other opted for another service provider.

     The first quarter revenues from Online Banking were $502,000 in 2005 compared to $496,000 in 2004, an increase of $6,000. These revenues include items related to the Company's Interpose(R) Web Banking, Interpose(R) Transaction Engine, and certain OFX solutions, as well as the online banking portions of the ASP offerings. Consulting services increased $61,000 and maintenance increased $16,000 while use-based fees decreased $71,000 quarter over quarter. The increase in consulting services was primarily due to some additional projects in 2005 from existing clients. The decrease in use-based fees was due to the departures of the Canopy Banking community banking clients, which was partially offset by growth in user fees from existing clients. The Online Banking revenues from the Fidelity ASP environment that were generated in 2005 and 2004 were approximately $234,000 and $157,000, respectively. For 2005, 36%, 56% and 8% of the $234,000 consisted of consulting services, use-based and maintenance fees, respectively. The revenue stream from the ASP offering will cease with the expiration of our Hosting agreement with Fidelity in April 2005.

Cost of Revenues and Gross Profit

     The Company's cost of revenues decreased $523,000 to $1,257,000 in the first quarter of 2005 from $1,780,000 in the first quarter of 2004. The decrease was primarily due to decreases in ASP operations costs resulting from a renegotiation with a continuing provider and decreases in cost of revenues associated with decreased professional services. The cost structures to generate the revenues are bundled together and cannot be broken out in the same manner as the revenues. Costs of revenues include vendors for outsourced services and employees directly working to generate revenues.

     Overall gross profit margins increased to 57% for the first quarter of 2005 from 50% for the first quarter of 2004. The increase in gross profit margin was primarily attributable to the decreased ASP operations costs resulting from a renegotiation with a continued provider as previously discussed. The Company's cost of revenues does not necessarily fluctuate proportionately in relation to revenues as there are certain fixed costs to maintain the current infrastructure. Accordingly, while revenues declined by $648,000, or 18% quarter over quarter, cost of revenues declined by $523,000, or 29% quarter over quarter. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with an ASP business model, competitive pricing pressure, the introduction of new products, and changes in volume.

     The Company entered into multiple vendor agreements for outsourced services as part of its ASP solution offering for certain Online Banking and Payment Solutions clients. Some of these vendor agreements commit the Company to specified minimum charges during the terms of the contracts. Management continued to assess the potential for new business prospects, the possibility of reducing the Company's costs through renegotiation of existing agreements, and/or exiting the ASP business by referring clients and prospects to a hosting vendor and providing a license solution and support services. In June 2004, the Company restructured a vendor agreement and decreased its overall prospective ASP operations costs. As a result of exploring all options, the Company elected to allow its Fidelity Hosting agreement to expire in April 2005; however, InteliData will continue to participate in the Fidelity revenue-sharing agreement, which bears no anticipated direct costs.

General and Administrative

     General and administrative expenses increased $552,000 to $2,122,000 in the first quarter of 2005 from $1,570,000 in the first quarter of 2004. The increase was attributable to several factors. The Company's corporate and administrative expenses were reduced by approximately $169,000 through employee-related actions. This reduction was offset by an increase in first quarter 2005 of $209,000 in employee benefits charges, which was mainly attributable to lower loss experience and a stop-loss insurance reimbursement in the first quarter of 2004 under the Company's self-insured medical plan. Additionally, the Company incurred $211,000 in additional legal expenses related to the proposed merger and other matters. Further, InteliData reversed $70,000 of estimated bonuses in 2005 that was accrued for as of December 31, 2004 because the Company has now determined that such bonuses will not be paid. Moreover, the Company incurred $100,000 in investment banking fees in the first quarter of 2004, while there was $256,000 in comparable costs for the first quarter of 2005. Finally, the Company accrued $180,000 of additional expenses related to its 2005 projected efforts to comply with the provisions of
Section 404 of the Sarbanes-Oxley Act of 2002 requiring that management perform an evaluation of its internal controls over financial reporting and have its independent auditors attest to such evaluation. For 2005, the Company anticipates that it would incur approximately $720,000 in Sarbanes-Oxley related expenses for consultants and audit services. Such cost estimates do not include the significant dedicated internal resources required to manage the process and the on-going activities. The Company seeks to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Sales and Marketing

     Sales and marketing expenses decreased $236,000 to $59,000 in the first quarter of 2005 from $295,000 in the first quarter of 2004. This was primarily attributable to employee-related actions, lower travel costs and a reduction in tradeshow-related expenses. The Company seeks to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Research and Development

     Research and development costs decreased $64,000 to $1,242,000 in the first quarter of 2005 from $1,306,000 in the first quarter of 2004. In light of the revenue levels, the Company reduced the Payment Solutions research and development staffing by 11 full-time equivalent personnel during the first quarter. Annualized costs savings, without overhead burden, is estimated to be $1,025,000 beginning in the second quarter. The Company's primary research and development efforts are in Payment Solutions. The development efforts for Online Banking and Card Services products will likely be focused primarily on product upgrades and product maintenance.

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

Other Income

     Other income (expense), primarily rental receipts, interest income and other expenses including state and local taxes, decreased $10,000 to $(4,000) in the first quarter of 2005 from $6,000 in the first quarter of 2004. The decrease is primarily attributable to decreased interest income resulting from lower levels of average cash and cash equivalents in 2005, as compared to 2004.

Weighted-Average Common Shares Outstanding and Basic and Diluted Loss Per Common Share

     The basic and diluted weighted-average common shares decreased to 51,084,000 for the first quarter of 2005 compared to 51,127,000 for the first quarter of 2004. The change resulted primarily from stock awards to employees, exercises of stock options, stock purchases under the Employee Stock Purchase Plan, and exercises of warrants, offset by common stock that was acquired into the treasury. On December 15, 2004, the Company received 200,000 shares of its common stock from its Chief Executive Officer to satisfy $100,000 of a note receivable that was outstanding at the time.

     Losses from continuing operations were $1,920,000 and $1,533,000 for the three-month periods ended March 31, 2005 and 2004, respectively, while there was no gain or loss from discontinued operations in either period. Net losses were $1,920,000 and $1,533,000 for 2005 and 2004, respectively. As a result of the foregoing, basic and diluted net loss per common share was $0.04 for the first quarter of 2005 compared to a basic and diluted net loss per common share of $0.03 for the first quarter of 2004.

Liquidity and Capital Resources

     At March 31, 2005, the Company had $1,253,000 in cash and cash equivalents, a decrease of $1,970,000 over the balance at December 31, 2004. Net cash used in operating activities was $1,938,000 during the first quarter of 2005, or an increase of $1,144,000 as compared to the net cash used during the first quarter of 2004. The primary driver of this increase in cash usage is the significant decline in revenues of $648,000 from $3,592,000 in the first quarter of 2004 to $2,944,000 in the first quarter of 2005, which resulted in decreases in cash received from our clients. While the costs of revenues and operating expenses decreased quarter over quarter, they did not decrease proportionately to the revenue decline. Also, InteliData paid approximately $489,000 during the first quarter of 2005 for Sarbanes-Oxley related services, whereas it did not incur nor pay for such expense in the first quarter of 2004. Additionally, the Company incurred $236,000 in legal expenses during the first quarter of 2005 related to the proposed merger and other matters. For 2005, the Company anticipates that it would incur approximately $720,000 in Sarbanes-Oxley related expenses for consultants and audit services. Such cost estimates do not include the significant dedicated internal resources required to manage the process and the on-going activities.

     Net cash used in investing activities during the first quarter of 2005 was $4,000, which was a decline of $15,000 from the $19,000 used during the first quarter of 2004. The Company incurred less expenditures for the purchases of property and equipment in light of the revenue developments.

     Financing activities did not provide any net cash during the first quarter of 2005 as compared to the $32,000 of net cash provided during the first quarter of 2004.

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

     On March 31, 2005, the Company entered into a definitive agreement to be acquired by Corillian Corporation ("Corillian"), a publicly traded company (Nasdaq: CORI) based in Hillsboro, Oregon, that provides solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. The purchase consideration for the Company is approximately $19.2 million, subject to adjustment. Under the terms of the agreement, each outstanding share of the Company's common stock will be converted into the right to receive 0.0954 of a share of Corillian's common stock and $0.0844 in cash without interest. The closing of this transaction is subject to, among other things, the effectiveness of the proxy statement/prospectus on Form S-4 to be filed with the Securities and Exchange Commission and approval of the Company's stockholders. As a result, there can be no assurances that the acquisition will be completed or as to the timing thereof.

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

     In the event of continued future revenue delays, the Company would seek to adjust certain expense structures to mitigate the potential impact that these delays would have on its capital levels. These opportunities include additional reductions in general and administrative expenditures, managing research and development efforts consistent with existing and prospective client demands, and the potential of consolidating certain operational activities. During 2004, the Company reduced the full-time equivalent personnel by 14 to 72 as of December 31, 2004. Continuing into 2005, management reviewed the operating expenses in light of our financial condition and current plan. Further steps were taken to control costs and the full-time equivalent personnel was reduced by 15 to 57 as of March 31, 2005.

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

     Valuation of Goodwill and Intangible Assets - On an annual basis (as of June 30th), the Company conducts a review of goodwill for impairment. The Company assesses the fair value of its only reporting unit for the purposes of testing goodwill by considering its projected cash flows, comparable company valuations, and recent purchase prices paid for entities within our industry. Given consideration of these factors, we determine whether the fair value of the reporting unit exceeds the carrying amount of our net assets. If the carrying amount of our reporting unit exceeds its fair value, we compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.
Since the carrying amount of reporting unit goodwill exceeded the implied fair value as of June 30, 2004, we recognized a $25,771,000 goodwill impairment charge in the second quarter of 2004. See below for a detailed discussion regarding the significant assumptions and estimates employed in this process and
Note 2(f) to the Condensed Consolidated Financial Statements for additional details.

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

     Recent Accounting Pronouncements - In December 2004, the FASB published SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), which replaces SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply SFAS 123(R) as of the first annual reporting period that begins after June 15, 2005. The Company has not calculated the financial impact of adopting this standard.


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     This report contains forward-looking statements within the meaning of the Securities Act of 1933, the realization of which may be impacted by the factors discussed below. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company cautions readers that the following important factors, among others, in some cases have affected the Company's actual results, and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of the Act. Additionally, the Company is not under any obligation (and expressly disclaims an obligation) to update or alter its forward-looking statements, whether as a result of new information or otherwise. We wish to caution you that such risks and uncertainties include, but are not limited to:

     o the stockholders of InteliData may fail to approve the merger with Corillian or other conditions to closing of the merger may not be satisfied;
     o the operating costs, customer loss and business disruption following the merger, including adverse effects on relationships with employees, may be greater than expected;
     o the businesses of Corillian and InteliData may not be combined successfully, or such combination may take longer to accomplish than expected;
     o    our ability to continue funding operating losses;
     o the impact of declines in our stock price and our ability to maintain minimum listing standards of the NASDAQ stock markets;
     o different assumptions regarding cash flows (for example, either based on varying costs of capital, changes in underlying economic assumptions, or any resulting financial or strategic transactions) affecting valuation analyses;
     o our ability to develop, sell, deliver and implement our payment solution products and services, some of which are largely unproven in a production environment, to financial institution customers;
     o our ability to manage our expenses in line with anticipated business levels;
     o our ability to complete product implementations in required time frames;
     o our ability to maintain customers and increase our recurring revenues and/or reduce operating costs associated with our ASP business in order to make this operation profitable or the impact of our termination of our ASP operations;
     o our ability to retain key customers and to increase revenues from existing customers;
     o the impact of customers deconverting from use of our products and services to the use of competitive products or in-house solutions;
     o the effect of planned customer migrations from outsourced solutions to in-house solutions with a resulting loss of recurring revenue;

     o the impact of competitive products, pricing pressure, product demand and market acceptance risks;
     o the pace of consumer acceptance of online banking and reliance on our bank clients to increase usage of Internet banking by their customers;
     o the effect of general economic conditions on the financial services industry;
     o    mergers and acquisitions;
     o    the risks of integration of our technology;
     o the ability of financial institution customers to implement applications in the anticipated time frames or with the anticipated features, functionality or benefits;
     o    our  reliance  on  key   strategic   alliances   and  newly   emerging
          technologies;
     o our ability to leverage our third-party relationships into new business opportunities;
     o the on-going viability of the mainframe marketplace and demand for traditional mainframe products;
     o    our ability to attract and retain key employees;
     o    the availability of cash for long-term growth;
     o    product obsolescence;
     o    our ability to reduce product costs;
     o    fluctuations in our operating results;
     o    delays in development of highly complex products;
     o the ability to comply with, and incur the costs related to, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 requiring that management perform an evaluation of its internal controls over financial reporting and have its independent auditors attest to such evaluation; and
     o other risks detailed from time to time in our filings with the Securities and Exchange Commission, including the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

     These risks could cause the Company's actual results for 2005 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, InteliData. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act. InteliData is not under any obligation (and expressly disclaims an obligation) to update or alter its forward-looking statements, whether as a result of new information or otherwise.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

     The Company currently has no long-term debt and is not currently engaged in any transactions that involve foreign currency. The Company does not engage in hedging activities.


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

     Based upon its evaluation as of December 31, 2004, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective because of six material weaknesses in the Company's internal control over financial reporting, as reported in Item 9A of the Annual Report on Form 10-K/A for the year ended December 31, 2004.

     Further, based upon management's review for the quarter ending March 31, 2005, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2005, disclosure controls and procedures were still not effective because of six material weaknesses in the Company's internal control over financial reporting, as reported in Item 9A of the Annual Report on Form 10-K/A for the year ended December 31, 2004. To address these control weaknesses, the Company performed additional analysis and other post-closing procedures to ensure that the financial statements filed herewith fairly present in all material respects the financial condition and results of operations of the Company for the fiscal quarter presented.

(b)  CHANGE IN INTERNAL CONTROLS

     There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company had previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 as a result of the six material weaknesses in the Company's internal control over financial reporting, as reported in Item 9A of the Annual Report on Form 10-K/A for the year ended December 31, 2004.


PART II: OTHER INFORMATION
--------------------------

ITEM 5.  OTHER INFORMATION
--------------------------

     Not applicable.


ITEM 6.  EXHIBITS
-----------------


     2.1 Agreement and Plan of Merger, dated as of March 31, 2005, among InteliData Technologies Corporation, Corillian Corporation and Wizard Acquisition Corporation (Incorporated herein by reference to Exhibit
          2.1 to the Company's Report on Form 8-K dated April 1, 2005).


     4.03 Amendment No. 2, dated as of March 31, 2005, to the Rights Agreement, dated as of January 21, 1998, as amended by Amendment No. 1, dated as of May 24, 2000, between the Company and American Stock Transfer & Trust Company, as Rights Agent (Incorporated herein by reference to Exhibit 4.03 to the Company's Report on Form 8-A/A dated April 22,
          2005).


     10.1 Form of Agreement to facilitate Merger (Incorporated herein by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated April 1, 2005).


     31 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


     32 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.


                                   * * * * * *

                                  SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2005.


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