Form 10-K/A
period 2004-12-31
INTELIDATA TECHNOLOGIES CORP
filed 2005-07-07
CIK 1021810

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☑ No ☐

The number of shares of the registrant’s Common Stock outstanding on March 28, 2005 was 51,133,492.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

     This amendment to the InteliData Technologies Corporation Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 is being filed to amend in their entirety subsections (b) and (d) of Item 9A, Controls and Procedures. In addition, this amendment is being filed to amend in its entirety the information contained in the Summary Compensation Table in Item 11, Executive Compensation, in order to correct an immaterial arithmetical error.

     This amendment does not amend or update any other information set forth in the original Annual Report on Form 10-K for the fiscal year ended December 31, 2004, previously filed on March 31, 2005, or the original Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, previously filed on May 2, 2005.

PART II

ITEM 9A. CONTROLS AND PROCEDURES

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2004, based on the framework in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 as a result of the six material weaknesses discussed below.

Selection and Application of Generally Accepted Accounting Principles

     The Company’s controls over the selection and application of generally accepted accounting principles are ineffective as a result of inadequate resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters. The Company’s three certified public accountants do not have specialized expertise in technical matters such as lease accounting and lack the technical skills to correctly interpret and apply accounting pronouncements to non-routine transactions or complex transactions. The inadequate resources and technical accounting expertise resulted in adjustments, which were material to the financial statements as of December 31, 2004. Such adjustments related to the accounting for lease transactions and warrants issued to purchase the Company’s common stock and resulted in a restatement of the Company’s consolidated financial statements; the details and magnitude of which are discussed in Note 2(n) and Note 14 (unaudited) to the consolidated financial statements and Item 6 — Selected Financial Data, originally filed on March 31, 2005, in the Annual Report on Form 10-K.

Financial Close and Reporting Process

     The Company’s design and operation of controls with respect to the process of preparing and reviewing the annual and interim financial statements are ineffective. Deficiencies identified include the lack of appropriate review of the footnotes, reconciliations, and supporting workpapers including the deferred rent liability schedule and the schedule underlying the statement of cash flows. The Company also lacks adequate controls related to complying with disclosure requirements such as the use of disclosure checklists, lacks adequate controls over spreadsheets used in the financial close and reporting process, and lacks an independent review of journal entries. While these deficiencies did not result in a material misstatement of the financial statements, due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management has concluded that there is more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.

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

Segregation of Duties

     The Company did not design and implement controls related to the segregation of duties including a lack of segregation of duties between a preparer and reviewer of journal entries and a lack of segregation of duties in the Company’s revenue and payroll processes. Within the revenue process, there is lack of segregation of duties between the handling of customer master files, billing, and accounts receivable. Similarly, the payroll process is handled by one individual from the initial preparation of the payroll, to the receipt and approval of the payroll. While these deficiencies did not result in a material misstatement of the financial statements, due to the potential pervasive effect on financial statement account balances and disclosures and the absence of other mitigating controls, management has concluded there is more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.

Control Environment

     The Company’s design and operation of controls within the control environment component are ineffective. Deficiencies identified include employees do not have to sign a confirmation that they have read the code of conduct, a lack of a comprehensive delegation of authority policy for approvals of significant contracts and other transactions, and a lack of training programs particularly in the financial close and reporting group. Management has concluded that these deficiencies, when considered in the aggregate along with the significance and number of all other deficiencies, including the material weaknesses disclosed in this report, are indicative of an ineffective control environment that constitutes a material weakness.

Risk Assessment

     The Company’s design of controls within the risk assessment component is ineffective as the Company lacks an established process to identify risks and changes in risks, including the risk of fraud. Due to the significance of the risk assessment component and, in particular, the consideration of the risk of fraud, management has concluded that this constitutes a material weakness.

     Deloitte & Touche LLP, the Company’s independent registered public accounting firm, audited the consolidated financial statements and has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which is included herein.

(d) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the most recent fiscal quarter, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. As described in (b) above, the Company has restated its consolidated financial statements for the years ended December 31, 2003 and 2002.

     Due to the pending merger with Corillian and devoting its limited resources to consummating the merger, at this time InteliData has not devised a plan to address its material weaknesses. InteliData and Corillian are currently evaluating the material weaknesses as part of the merger integration activities. If the merger with Corillian is not consummated, InteliData’s management will undertake to devise such plans and, if appropriate, report those plans in a future filing.

PART III

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information concerning the annual, long-term and all other compensation for services rendered in all capacities to InteliData, it subsidiaries and predecessors for the years ended December 31, 2004, 2003 and 2002 of (a) InteliData’s Chief Executive Officer, and (b) each of the other three highly compensated executive officers (other than the chief executive officer) of InteliData whose aggregate cash compensation exceeded $100,000 for the fiscal year ended December 31, 2004 (collectively, the “Named Executive Officers”):

						Long-Term Compensation
	Annual Compensation					Awards
						Restricted		Securities	All Other
						Stock		Underlying	Compensation
	Year	Salary ($)		Bonus ($) (1)	Other ($)	Awards ($)		Options(#)	($)(2)
Alfred S. Dominick, Jr.	2004	375,000		—	—	—		80,000	14,235
Chairman & Chief	2003	354,233		—	—	—		—	31,856
Executive Officer	2002	300,000		50,000	—	—		—	63,417

Karen Kracher	2004	165,192		—	—	19,500	(5)	100,000	2,240
President(3)	2003	—		—	—	—		—	—
	2002	—		—	—	—		—	—

Michael E. Jennings	2004	125,000		—	—	7,800	(6)	—	46,557
Former President &	2003	200,000		—	—	40,500		—	62,090
Chief Operating	2002	200,000		30,000	—	42,500		45,000	65,115
Officer(4)
Albert N. Wergley	2004	188,511	(8)	—	—	7,800		—	52,808
Former Vice President,	2003	200,000		—	—	27,000	(9)	—	2,585
General Counsel &	2002	200,000		20,000	—	25,500		30,000	2,366
Secretary(7)

(1)	Bonus awards are reported for the year earned, but may have been paid in the subsequent year.

(2)
For 2004, includes: (i) travel and temporary housing expenses for Mr. Jennings ($21,361.63); (ii) the dollar value of insurance premiums paid by InteliData for the benefit of Mr. Dominick ($6,505.94); (iii) the amount of InteliData matching contributions made on behalf of the named individual under InteliData’s 401(k) Plan as follows: Mr. Dominick ($2,500.00), Ms. Kracher ($2,240.35), Mr. Jennings ($1,961.46), and Mr. Wergley ($2,807.78); (iv) $5,229.49 for the forgiveness of a loan from InteliData to Mr. Dominick; (v) the fair market value ($6,935.00) of the 2000 Toyota Camry given to Mr. Jennings pursuant to his Separation Agreement and General Release with InteliData; (vi) the amount of consulting fees ($15,000.00), plus expenses ($1,299.00), paid to Mr. Jennings in 2004; and (vii) an amount of severance ($50,000.00) paid to Mr. Wergley pursuant to his Separation Agreement and General Release with InteliData.

For 2003, includes: (i) travel and temporary housing expenses for Mr. Dominick ($17,490) and Mr. Jennings ($59,090); (ii) the dollar value of insurance premiums paid by InteliData for the benefit of Mr. Dominick ($11,866); and (iii) the amount of Company matching contributions made on behalf of the named individual under InteliData’s 401(k) Plan as follows: Mr. Dominick ($2,500), Mr. Jennings ($3,000), and Mr. Wergley ($2,585).

For 2002, includes: (i) travel and temporary housing expenses for Mr. Dominick ($53,396) and Mr. Jennings ($62,365); (ii) the dollar value of insurance premiums paid by InteliData for the benefit of Mr. Dominick ($7,521); and (iii) the amount of Company matching contributions made on behalf of the named individuals under InteliData’s 401(k) Plan as follows: Mr. Dominick ($2,500), Mr. Jennings ($2,750), and Mr. Wergley ($2,366).

(3)	Ms. Kracher joined InteliData in January 2004 and became an officer of InteliData in August 2004.

(4)	Mr. Jennings resigned from his position as President & Chief Operating Officer on August 15, 2004.

(5)
For 2004, consists of the fair market value of a restricted stock award on the date of the award of 25,000 shares on May 21, 2004. The award vests, subject to Ms. Kracher’s continued employment, on November 21, 2005.

(6)
For 2004, consists of the fair market value of a restricted stock award on the date of the award of 10,000 shares on May 21, 2004. The award terminated due to Mr. Jennings’ resignation. For 2003, consists of the fair market value of a restricted stock award on the date of the award of 30,000 shares on April 15, 2003. The award vested on October 15, 2004. For 2002, consists of the fair market value of a restricted stock award on the date of the award of 25,000 shares on February 21, 2002. The award vested on August 21, 2003.

(7)	Mr. Wergley resigned from his position as Vice President, General Counsel & Secretary on November 5, 2004.

(8)	Includes unused vacation pay ($11,588.47) accrued to Mr. Wergley through November 5, 2004.

(9)
For 2004, consists of the fair market value of a restricted stock award on the date of the award of 10,000 shares on May 21, 2004. The award terminated due to Mr. Wergley’s resignation. For 2003, consists of the fair market value of a restricted stock award on the date of the award of 20,000 shares on April 15, 2003. The award vested on October 15, 2004. For 2002, consists of the fair market value of a restricted stock award on the date of the award of 15,000 shares on February 21, 2002. The award vested on August 21, 2003.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) EXHIBITS

Exhibit No.	Description
# 23.3	Consent of Independent Registered Public Accounting Firm.

# 31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.

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

Signature	Title	Date

/s/ Alfred S. Dominick, Jr. Alfred S. Dominick, Jr.	Chairman, Chief Executive Officer, and Acting Chief Financial Officer	July 7, 2005
/s/ Karen A. Kracher Karen A. Kracher	President and Chief Sales and Marketing Officer	July 7, 2005
/s/ Monique L. Marcus Monique L. Marcus	Vice President, Finance & Treasurer (Principal Accounting Officer)	July 7, 2005
/s/ Neal F. Finnegan Neal F. Finnegan	Director	July 7, 2005
/s/ Patrick F. Graham Patrick F. Graham	Director	July 7, 2005
/s/ Michael E. Jennings Michael E. Jennings	Director	July 7, 2005
/s/ L. William Seidman L. William Seidman	Director	July 7, 2005
/s/ Norman J. Tice Norman J. Tice	Director	July 7, 2005