Form 10-Q
period 2005-06-30
INTELIDATA TECHNOLOGIES CORP
filed 2005-08-09
CIK 1021810

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
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       ------------------------------------------------------------------



For the Quarterly Period Ended:                        Commission File Number
              June 30, 2005                                  000-21685


                       INTELIDATA TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)




           DELAWARE                                            54-1820617
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

             11600 Sunrise Valley Drive, Suite 440, Reston, VA 20191
               (Address of principal executive offices) (Zip Code)

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


The number of shares of the registrant's Common Stock outstanding on July 31, 2005 was 51,128,492.

================================================================================

                       INTELIDATA TECHNOLOGIES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets
          June 30, 2005 and December 31, 2004 ................................ 3

          Condensed Consolidated Statements of Operations
          Three and Six Months Ended June 30, 2005 and 2004 (as restated) .... 4

          Condensed Consolidated Statement of Changes in Stockholders' Equity
          Six Months Ended June 30, 2005...................................... 5

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended June 30, 2005 and 2004 (as restated)..............  6

          Notes to Condensed Consolidated Financial Statements ..............  7

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ......................................... 16

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........ 30

 Item 4.  Controls and Procedures ........................................... 30



PART II - OTHER INFORMATION

 Item 5.  Other Information.................................................  31

 Item 6.  Exhibits..........................................................  31

 SIGNATURE       ...........................................................  32

PART I:      FINANCIAL INFORMATION
----------------------------------
ITEM 1.      FINANCIAL STATEMENTS
---------------------------------

                       INTELIDATA TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2005 AND DECEMBER 31, 2004
                  (in thousands, except share data; unaudited)

                                                                                      June 30,       December 31,
                                                                                        2005             2004
                                                                                    -------------   -------------

ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                      $        733    $       3,223
     Accounts receivable, net                                                              2,114            1,437
     Other receivables                                                                        11               16
     Prepaid expenses and other current assets                                               235              545
                                                                                    ------------    -------------
         Total current assets                                                              3,093            5,221

NONCURRENT ASSETS
     Property and equipment, net                                                             594              833
     Intangible asset, net                                                                 3,980            4,340
     Other assets                                                                            211              211
                                                                                    ------------    -------------

TOTAL ASSETS                                                                        $      7,878    $      10,605
                                                                                    ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                               $      2,443    $       1,003
     Accrued expenses                                                                      1,594            2,223
     Deferred revenues                                                                     1,247            1,269
     Liabilities of discontinued operations                                                   --               40
                                                                                    -------------    ------------
TOTAL CURRENT LIABILITIES                                                                  5,284            4,535
     Accrued expenses                                                                        106              225
     Deferred revenues                                                                        75              150
                                                                                    ------------    -------------
TOTAL LIABILITIES                                                                          5,465            4,910
                                                                                    ------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; authorized 5,000,000 shares;
        no shares issued and outstanding                                                      --               --
     Common stock, $0.001 par value; authorized 100,000,000 shares;
        issued 52,164,000 shares in 2005 and 52,169,000 shares in 2004;
        outstanding 51,129,000 shares in 2005 and 51,134,000 shares in 2004                   52               52
     Additional paid-in capital                                                          307,017          307,020
     Treasury stock, at cost:  1,035,000 shares in 2005 and 2004                          (2,648)          (2,648)
     Deferred compensation                                                                    (9)             (23)
     Accumulated deficit                                                                (301,999)        (298,706)
                                                                                    ------------    -------------
TOTAL STOCKHOLDERS' EQUITY                                                                 2,413            5,695
                                                                                    ------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $      7,878    $      10,605
                                                                                    ============    =============

    See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                (in thousands, except per share data; unaudited)


                                                             Three Months Ended                  Six Months Ended
                                                                      June 30,                          June 30,
                                                          -----------------------------      ----------------------------
                                                              2005              2004             2005              2004
                                                          -----------      -----------       -----------      -----------
                                                                           (as restated)                     (as restated)
                                                                         (see Note 2(g))                   (see Note 2(g))
Revenues
     Software license                                     $        30      $        --       $       228      $        --
     Consulting services                                          353              447               709              863
     Use-based                                                  1,366            2,749             3,168            5,447
     Maintenance                                                  624              550             1,212            1,028
     Other                                                         18               --                18               --
                                                          -----------      -----------       -----------      -----------
         Total revenues                                         2,391            3,746             5,335            7,338
                                                          -----------      -----------       -----------      -----------

Cost of revenues
     Consulting services, recurring and termination fees          955            1,775             2,212            3,555
                                                          -----------      -----------       -----------      -----------
         Total cost of revenues                                   955            1,775             2,212            3,555
                                                          -----------      -----------       -----------      -----------

Gross profit                                                    1,436            1,971             3,123            3,783

Operating expenses
     General and administrative                                 1,634            1,888             3,756            3,458
     Sales and marketing                                           53              377               112              672
     Research and development                                     933            1,120             2,175            2,426
     Amortization of intangible asset                             180              180               360              360
     Goodwill impairment charge                                    --           25,771                --           25,771
                                                          -----------      -----------       -----------      -----------
         Total operating expenses                               2,800           29,336             6,403           32,687
                                                          -----------      -----------       -----------      -----------

Operating loss                                                 (1,364)         (27,365)           (3,280)         (28,904)
Other income (expenses), net                                       (9)               2               (13)               8
                                                          -----------      -----------       -----------      -----------

Loss before income taxes                                       (1,373)         (27,363)           (3,293)         (28,896)
Provision for income taxes                                         --               --                --               --
                                                          -----------      -----------       -----------      -----------

Net loss                                                  $    (1,373)     $   (27,363)      $    (3,293)     $   (28,896)
                                                          ===========      ===========       ===========      ===========



Basic and diluted earnings (loss) per common share        $     (0.03)     $     (0.53)      $     (0.06)     $     (0.56)
                                                          ===========      ===========       ===========      ===========

Basic and diluted weighted-average
     common shares outstanding                                 51,083           51,159            51,084           51,168
                                                          ===========      ===========       ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2005
                            (in thousands; unaudited)





                                           Common Stock       Additional
                                       --------------------    Paid-in     Treasury    Deferred    Accumulated  Comprehensive
                                         Shares    Amount       Capital      Stock    Compensation    Deficit        Loss      Total
                                       ---------------------------------------------------------------------------------------------
Balance at January 1, 2005              52,169     $  52       $ 307,020   $ (2,648)  $     (23)    $ (298,706)             $ 5,695
 Cancellation of restricted stock           (5)        -              (3)         -           3              -                    -
 Amortization of deferred compensation       -         -               -          -          11              -                   11
 Net loss                                    -         -               -          -           -         (3,293)  $  (3,293)  (3,293)
                                                                                                                 ---------
 Comprehensive loss                                                                                              $  (3,293)
                                       ------------------------------------------------------------------------- ========== -------

Balance at June 30, 2005                52,164     $  52       $ 307,017    $ 2,648)  $      (9)    $ (301,999)             $ 2,413
                                       =========================================================================            =======



     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                            (in thousands; unaudited)


                                                                                Six months ended June 30,
                                                                           ----------------------------------
                                                                              2005                     2004
                                                                           -----------             ----------

                                                                                                  (as restated)
                                                                                                 (see Note 2(g))
Cash flows from operating activities
     Net loss                                                              $    (3,293)            $  (28,896)
     Adjustments to reconcile net loss to net cash used
         in operating activities of continuing operations:
         Goodwill impairment charge                                                  --                25,771
         Amortization of intangible asset                                          360                    360
         Depreciation and amortization                                             242                    349
         Deferred compensation expense                                              11                     34
         Net gain on disposal of property and equipment                            (19)                    --
         Changes in certain assets and liabilities:
              Accounts receivable                                                 (677)                    47
              Prepaid expenses and other current assets                            315                    312
              Accounts payable                                                   1,440                     (8)
              Accrued expenses and accrued rent                                   (748)                  (298)
              Deferred revenue                                                     (97)                    22
                                                                           -----------             ----------
                  Net cash used in operating activities of
                  continuing operations                                         (2,466)                (2,307)
                                                                           -----------             ----------

     Cash released from escrow account                                               --                   224
     Payments related to discontinued operations                                   (40)                  (145)
                                                                           -----------             ----------
                  Net cash (used in) provided by discontinued operations           (40)                    79
                                                                           -----------             ----------

                  Net cash used in operating activities                         (2,506)                (2,228)
                                                                           -----------             ----------

Cash flows from investing activities
     Proceeds from sale of property and equipment                                   20                     --
     Purchases of property and equipment                                            (4)                   (47)
                                                                           -----------             ----------
                  Net cash provided by (used in) investing activities               16                    (47)
                                                                           -----------             ----------

Cash flows from financing activities
     Proceeds from issuance of common stock                                          --                    51
     Payments to acquire treasury stock                                              --                    (2)
                                                                           ------------            ----------
                  Net cash provided by financing activities                          --                    49
                                                                           ------------            ----------

Decrease in cash and cash equivalents                                           (2,490)                (2,226)

Cash and cash equivalents, beginning of period                                   3,223                  7,603
                                                                           -----------             ----------
Cash and cash equivalents, end of period                                   $       733             $    5,377
                                                                           ===========             ==========

     See accompanying notes to condensed consolidated financial statements.

                       INTELIDATA TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (AS RESTATED)
                                   (Unaudited)

(1)  Basis of Presentation

     The condensed consolidated balance sheet of InteliData Technologies Corporation ("InteliData" or the "Company") as of June 30, 2005, the related condensed consolidated statements of operations and cash flows for the six-month periods ended June 30, 2005 and 2004, and the related condensed consolidated statement of changes in stockholders' equity for the six-month period ended June 30, 2005 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items, except certain non-recurring adjustments discussed herein. The condensed consolidated balance sheet as of December 31, 2004 was derived from the Company's audited December 31, 2004 balance sheet. Interim results are not necessarily indicative of results for a full year.

     The condensed consolidated financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual audited financial statements and notes. These financial statements should be read in conjunction with the annual audited financial statements of the Company and the notes thereto, as contained in the Form 10-K, as amended, for the fiscal year ended December 31, 2004.

     On March 31, 2005, the Company entered into a definitive agreement to be acquired by Corillian Corporation ("Corillian"), a publicly traded company (Nasdaq: CORI) based in Hillsboro, Oregon, that provides solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. In exchange for all the outstanding shares of Company common stock, Corillian will issue approximately 4,918,000 shares of Corillian common stock and will pay approximately $4,330,000 in cash, subject to adjustment. Under the terms of the agreement, each outstanding share of the Company's common stock will be converted into the right to receive approximately 0.0956 shares of Corillian's common stock and $0.0841 in cash without interest. The closing of this transaction is subject to, among other things, the approval of the Company's stockholders. The Company's stockholders meeting is scheduled for August 18, 2005 and the closing of the transaction is anticipated to occur shortly thereafter. However, there can be no assurances that the acquisition will be completed or as to the timing thereof. As part of this proposed transaction, Wachovia Securities, the Company's investment banking advisor, issued a fairness opinion on March 31, 2005. In accordance with the engagement letter between Wachovia and the Company, Wachovia assessed the Company $250,000 for this opinion and the Company accrued for this fee as of March 31, 2005. In addition, the Company incurred $292,000 in additional legal and accounting expenses related to the proposed transaction and other matters.

(2)  Summary of Significant Accounting Policies

(a)  Principles  of  Consolidation  -  The  condensed   consolidated   financial
statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all inter-company balances and transactions.

(b) Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Estimates include, but are not limited to, valuation of intangible assets which include goodwill, costs of environmental remediation for real property previously sold, allowance for doubtful accounts, depreciation of fixed assets, receivable/provision for discontinued operations, legal matters and project plans for the completion and delivery of certain solutions. These accounting estimates are based on information currently available. Actual results could differ from those estimates and in some cases the actual results could vary materially from the estimates.

     (c) Revenue Recognition - The Company supplies online banking and bill payment software to financial institutions ("FI's"). The Company's revenues associated with integrated solutions that bundle software products with customization, installation and training services are recognized using the percentage of completion method of accounting based on costs incurred as compared to estimated costs at completion.

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

(e) Valuation of Long-Lived Assets -The Company reviews its long-lived assets such as property, plant and equipment and identifiable intangibles with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value and carrying value of the asset. Impairment analyses, when performed, are based on the Company's current business and technology strategy, views of growth rates for the business, anticipated future economic conditions, expected technological availability and potential sale transactions.

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

                                              June 30, 2005    December 31, 2004
                                              -------------    -----------------
    Goodwill                                  $        -       $             -
                                              =============    =================

    Intangible asset, gross carrying amount   $    7,200       $         7,200
    Accumulated amortization                      (3,220)               (2,860)
                                              -------------    -----------------
     Net intangible asset                     $    3,980       $         4,340
                                              =============    =================


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

(g) Restatement of Condensed Consolidated Financial Statements - Subsequent to the issuance of the condensed consolidated financial statements for the six-months ended June 30, 2004, the Company determined that the previous condensed consolidated financial statements required restatement to correct errors related to a lease restructuring, deferred rent liabilities, lease purchase accounting and a warrant to issue Company stock as discussed below.

     Lease Restructuring - As of March 31, 2003, the Company ceased using one of
     -------------------
its leased spaces at its offices in Reston, Virginia. We have concluded that there was an error in the application of the concepts of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (including Certain Costs Incurred in a Restructuring) ("SFAS 146"), with respect to this lease. Under the provisions of SFAS 146, the Company should have determined the fair value of the liability at the cease-use date by taking the remaining lease obligation (adjusted for the effects of any prepaid or deferred items recognized under the lease, see Deferred Rent Liabilities section below for additional detail), reduced by estimated sublease rentals that could be reasonably obtained for the property for all periods covered by the lease, and discounting the resulting net liability using a credit-adjusted risk-free rate appropriate for the first quarter of 2003. The discounted liability should have been accreted over the lease term. The impact of these changes was to increase the operating expenses by $2,000 and $4,000 for the three-month and six-month periods ended June 30, 2004, respectively.

     Deferred  Rent  Liabilities  - Prior to the  fourth  quarter  of 2003,  the
     ---------------------------
Company had not previously recognized rent expense on operating leases on a straight-line basis as required by FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases ("FTB 85-3"). Accordingly, we have concluded that there was an error in the application of the concepts of FTB 85-3 with respect to our operating leases. This accounting results in the recordation of a deferred rent liability for all periods presented due to scheduled rent increases in the leases. Further, as mentioned above, SFAS 146 requires consideration of the deferred rent liability when recording the fair value of the net liability otherwise the liability (and related expense) recognized in 2003 is double counted. The impact of these changes was to increase the operating expenses by $10,000 and $16,000 for the three-month and six-month periods ended June 30, 2004, respectively.

     Lease  Purchase  Accounting  - The Company  recorded a lease  liability  of
     ---------------------------
approximately $1 million in purchase accounting when it acquired Home Account in the first quarter of 2001 and reversed part of this liability, as adjusted, to income in the fourth quarter of 2003. We have concluded that there was an error in the application of the concepts of APB 16, Business Combinations ("APB 16"), EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination ("EITF 95-3"), and other relevant accounting literature with respect to this lease. APB 16 requires the lease liability recorded in purchase accounting to be recorded at a discounted amount and for such amount to be accreted over the lease term. EITF 95-3 requires that a lease liability recorded in purchase accounting be reversed against goodwill rather than as a credit in the statement of operations when the liability requires a downward adjustment. Other accounting literature requires the Company to revise the lease liability for sublease rentals when those rentals are considered to be reasonably assured. The impact of these changes was to increase operating expenses (for rent accretion expense) by $13,000 and $24,000 for the three-month and six-month periods ended June 30, 2004, and to decrease other income by $38,000 and $76,000 for the three-month and six-month periods ended June 30, 2004, respectively.

     Additionally, as discussed in Note 2(f), the goodwill impairment charge for the second quarter of 2004 was $25,771,000. This represented a $467,000 change from the previously reported impairment charge of $26,238,000.

     Warrant - In the second  quarter of 2000,  InteliData  granted a warrant to
     -------
purchase common stock to a client in exchange for the client's becoming a premier reference site for the Company. We have concluded that there was an error in the application of the concepts of EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and other accounting literature. The Company should have recognized the full value of the warrant in the statement of operations on the grant date. Accordingly, the Company offset approximately $265,000 against revenue and recorded the balance of approximately $154,000 as costs of revenues during 2000. The impact of this change was to decrease operating expenses by $20,000 and $40,000 for the three-month and six-month periods ended June 30, 2004, respectively.

     The combined effect of these changes resulted in a decrease to net loss of $478,000 and $441,000 for the three-month and six-month periods ended June 30, 2004. The following is a summary of the significant effects of the restatement on our consolidated statements of operations for the three-month and six-month periods ended June 30, 2004.

 Condensed Consolidated Statements of Operations               Three Months Ended                Six Months Ended
 For the three-month and six-month periods                       June 30, 2004                     June 30, 2004
                                                           --------------------------        -------------------------
 ended June 30, 2004                                       As Previously         As          As Previously       As
 (in thousands)                                              Reported        Restated          Reported       Restated
                                                           -------------     --------        -------------    --------
 Operating expenses
       General and administrative                          $       1,917     $  1,888        $       3,468    $  3,458
       Selling and marketing                                         397          377                  712         672
       Goodwill impairment charge                                 26,238       25,771               26,238      25,771
            Total operating expenses                              29,852       29,336               33,204      32,687

 Operating Loss                                                  (27,881)     (27,365)             (29,421)    (28,904)

 Other income (expense), net                                          40            2                   84           8

 Loss before income taxes                                        (27,841)     (27,363)             (29,337)    (28,896)
 Benefit for income taxes                                              -            -                    -           -
                                                           -------------     --------        -------------    --------
 Net loss                                                  $     (27,841)    $(27,363)       $     (29,337)   $(28,896)
                                                           =============     ========        =============    ========

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

     As stated in Note 1, the Company entered into a definitive agreement to be acquired by Corillian. The closing of this transaction is subject to, among other things, the approval of the Company's stockholders. The Company's stockholders meeting is scheduled for August 18, 2005 and the closing of the transaction is anticipated to occur shortly thereafter. There can be no assurances that the acquisition will be completed or as to the timing thereof. In the event our merger with Corillian is not successful, we may be required to seek protection from our creditors, or we may need to sell assets and/or raise additional capital through private placements. While we continue to operate as a going concern, we have significant liquidity and capital resource issues relative to our ability to generate cash flows and to raise additional capital if needed. We may not be able to generate sufficient revenue to become profitable on a sustained basis, or at all. We have incurred significant losses and negative cash flows from operations for several years and our ability to raise or generate enough cash to survive may be questionable. We expect that the operating cash flow deficit will continue and absent further financing or significant improvement in sales, potentially result in our inability to continue operations. As a result of these and other factors, our independent registered public accounting firm has included in its report on the 2004 consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2004 an explanatory paragraph expressing that there is substantial doubt about our ability to continue as a going concern.

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

     In the event of continued future revenue delays, the Company would seek to adjust certain expense structures to mitigate the potential impact that these delays would have on its capital levels. These opportunities include additional reductions in general and administrative expenditures, managing research and development efforts consistent with existing and prospective client demands, and the potential of consolidating certain operational activities. During 2004, the Company reduced the full-time equivalent personnel by 14 to 72 as of December 31, 2004. Continuing into 2005, management reviewed the operating expenses in light of our financial condition and current plan. Further steps were taken to control costs and the full-time equivalent personnel was reduced by 16 to 56 as of June 30, 2005.

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

     On September 7, 2004, InteliData transferred the listing of its common stock from the Nasdaq National Market to the Nasdaq SmallCap Market due to our inability to comply with the minimum $1.00 bid price requirement. The initial grace period to regain compliance expired on December 13, 2004. On December 14, 2004, InteliData received a notice from Nasdaq that it had not regained compliance with the minimum $1.00 bid price per share requirement set forth in Marketplace Rule 4310(c)(4). Nasdaq also notified InteliData that, since it meets the other initial inclusion criteria for the SmallCap Market, it was given an additional 180 calendar days, or until June 13, 2005, to regain compliance. If compliance with the criteria could not be demonstrated by that time, InteliData's common stock would be delisted from the Nasdaq SmallCap Market. The possibility of a Nasdaq delisting could make capital-raising, selling and other activities more difficult.

     On June 14, 2005, InteliData received a Nasdaq Staff determination, indicating that InteliData failed to comply with Nasdaq's minimum $1.00 bid price per share requirement for continued listing of InteliData common stock on the Nasdaq SmallCap Market set forth in Marketplace Rule 4310(c)(4). As a result, InteliData's common stock was subject to delisting from the Nasdaq SmallCap Market on June 23, 2005.

     On June 20, 2005, InteliData requested a hearing before the Listing Qualifications Panel of the Nasdaq Stock Market (the "Panel"), in order to request that the Panel grant an extension of time for InteliData's common stock to continue to remain listed on the NASDAQ SmallCap Market, in order to permit InteliData to complete its proposed merger with Corillian (the "Merger"). InteliData was granted a hearing date of July 21, 2005 and the hearing process stayed the delisting of InteliData's common stock pending the Panel's decision. The Panel has not issued its decision as of the date of this 10-Q filing.

     The Merger requires the approval of a majority of the outstanding shares of InteliData's common stock. The SEC declared effective the proxy statement/prospectus as of July 7, 2005. InteliData therefore set a date of August 18, 2005, for its stockholders meeting to adopt and approve the Merger. Beginning on July 13, 2005, the proxy statement/prospectus was mailed to InteliData's stockholders in order to solicit approval of the Merger at the annual meeting of InteliData's stockholders on August 18, 2005. InteliData expects that the Merger parties will consummate the Merger promptly following approval of the Merger at the stockholders meeting.

     If, at some future date, InteliData's common stock should cease to be listed on the Nasdaq SmallCap Market, the common stock could publicly trade over-the-counter. In such an event, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, InteliData's common stock. In addition, if InteliData's common stock were to be delisted from trading on the Nasdaq SmallCap Market and the trading price of the common stock were to remain below $5.00 per share, trading of InteliData's common stock could also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock" (generally, any non-Nasdaq and non-national exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in InteliData's common stock, which could severely limit the market liquidity of InteliData's common stock and the ability of investors to trade InteliData's common stock. Many brokerage firms are reluctant to recommend lower price stocks for their clients, and the policies and practices of a number of brokerage houses tend to discourage individual brokers within those firms from dealing in lower price stocks. Also, the brokerage commission on the purchase or sale of a stock with a relatively low per share price generally tends to represent a higher percentage of the sales price than the brokerage commission charged on a stock with a relatively higher per share price, to the detriment of InteliData's stockholders and the market for InteliData's common stock.

(i) Earnings Per Share - Basic and diluted earnings (loss) per common share ("EPS") is computed by dividing net income (loss) by the basic and diluted weighted-average common shares outstanding during the period. Approximately 2,906,000 and 3,467,000 shares of common stock issuable pursuant to outstanding stock options and warrants were not included in the loss per share computations for the three-month periods ended June 30, 2005 and 2004, respectively, because they would have been anti-dilutive for the periods presented. Approximately 2,981,000 and 3,463,000 shares of common stock issuable pursuant to outstanding stock options and warrants were not included in the loss per share computations for the six-month periods ended June 30, 2005 and 2004, respectively, because they would have been anti-dilutive for the periods presented.

(3)  Discontinued Operations

     Under various disposal plans adopted in 1997, 1998, and 2000, the Company completed the divestiture of all of its telecommunications, interactive services businesses and the Caller ID adjunct leasing activities, respectively.

     In January 2000, InteliData sold the New Milford, Connecticut property and the building located thereon, its only remaining asset in its discontinued operations of the telecommunications division. In the context of this sale, InteliData agreed to undertake limited remediation of the site in accordance with applicable state and federal law. The subject site is not a listed federal or state Superfund site and InteliData has not been named a "potentially responsible party" at the site. The remediation plan agreed to with the purchaser allows InteliData to use engineering and institutional controls (e.g., deed restrictions) to minimize the extent and costs of the remediation. Moreover, InteliData has obtained environmental insurance to pay for remediation costs up to $6,000,000 in excess of a retained exposure limit of $600,000. As of June 30, 2005, the Company believes that it has satisfied the deductible under the insurance policy and has paid an additional $21,000 that would be recoverable under the insurance policy. Currently, our counsel (as the term is defined below) estimates the remaining costs to be approximately $668,000 and the Company, in consultation with our counsel, believes that such exposure will be covered by the insurance policy. A claim was submitted to the insurance company and is pending review. Management believes that it is probable that the insurance recoveries will cover the projected remaining costs of remediation.

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

(4)  Restructuring Charges

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (including Certain Costs Incurred in a Restructuring) ("SFAS 146"), which supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3"). SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after September 30, 2002. As of March 31, 2003, the Company ceased using one of its leased spaces at its offices in Reston, Virginia. The fair value of the remaining obligation on this lease, net of the fair value of sublease rent, was approximately $540,000. Accordingly, the Company recorded an expense of $540,000 and a corresponding liability as of March 31, 2003. As of May 1, 2003, the Company has a subtenant for this space for the majority of the remaining lease term and the actual results of net sublease rent could differ from the above estimates. As of June 30, 2005, the estimated remaining liability was approximately $219,000. See Note 6 for developments subsequent to the balance sheet date.

     In July 2004, the Company determined that it would be more cost-effective to relocate its South Carolina operations to its headquarters in Reston, Virginia, based on the number of remaining employees and the existing operations at the time. Accordingly, the Company relocated two employees, designated three others as field employees and ceased using its leased office space in Charleston, South Carolina. The fair value of the remaining obligation on this lease, net of the fair value of sublease rent, was approximately $45,000. Accordingly, the Company recorded an expense of $45,000 and a corresponding liability in July 2004. As of June 30, 2005, the Company had not been successful in securing a subtenant for this space and the estimated remaining liability was approximately $21,000.

     In March 2005, the Company terminated nine full-time equivalent personnel in its Payments Solutions research and development staff. The Company paid approximately $59,000 in severance to these individuals.

(5)  Income Taxes

     At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $212 million, which expire in 2008 through 2024. The net loss for the six-month period ended June 30, 2005 will contribute to the increase of total net operating loss carrryforwards. The Company continues to establish a full valuation allowance for deferred tax assets, because it has deemed, based on available evidence, that it is more likely than not that all of the deferred tax assets will not be realized.

(6)  Subsequent Events

     InteliData's headquarters are located in Reston, Virginia, where it leases 25,200 square feet of office space. This lease comprises of two suites and will expire on December 31, 2006. During 2003, the Company ceased using 8,200 square feet of the leased space ("Suite 440") and subleased Suite 440 to an unrelated third party (the "Subtenant"), as discussed in Note 4. The Company continued to occupy the remaining 17,000 square feet of the leased space ("Suite 100"). While the Subtenant was outgrowing the space in Suite 440, the Company experienced reductions in personnel and had excess capacity in Suite 100. In July 2005, the Company entered into an arrangement with the Subtenant to swap office space, whereby the Subtenant would now occupy Suite 440 and the Company would move into Suite 100. InteliData terminated the existing sublease agreement for Suite 440 with the Subtenant and simultaneously entered into a new sublease agreement with the Subtenant for Suite 100 the end of the master lease term.

     In the event our merger with Corillian (as discussed in Note 1) is successful, then the Company's stock options issued under InteliData stock option plans will be terminated effective immediately prior to the merger. Holders of InteliData stock options who exercise their options prior to the effective time of the merger will receive a portion of the merger consideration based upon the number of shares of InteliData common stock received upon exercise of such stock options, just like other InteliData stockholders. Holders of InteliData stock options with an exercise price greater than the value of the per share cash and stock merger consideration are expected to surrender their options to InteliData prior to consummation of the merger and InteliData will pay them (i) $0.02 per share for each share of common stock underlying options with an exercise price of $2.00 or less and/or (ii) $0.01 per share for each share of common stock underlying options with an exercise price of greater than $2.00, in cash, less applicable tax withholdings.


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

     On March 31, 2005, the Company entered into a definitive agreement to be acquired by Corillian Corporation ("Corillian"), a publicly traded company (Nasdaq: CORI) based in Hillsboro, Oregon, that provides solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. In exchange for all the outstanding shares of Company common stock, Corillian will issue approximately 4,918,000 shares of Corillian common stock and will pay approximately $4,330,000 in cash, subject to adjustment. Under the terms of the agreement, each outstanding share of the Company's common stock will be converted into the right to receive approximately 0.0956 shares of Corillian's common stock and $0.0841 in cash without interest. The closing of this transaction is subject to, among other things, the approval of the Company's stockholders. The Company's stockholders meeting is scheduled for August 18, 2005 and the closing of the transaction is anticipated to occur shortly thereafter. However, there can be no assurances that the acquisition will be completed or as to the timing thereof.

Results of Operations

     The following represents the results of operations for InteliData Technologies Corporation for the three-month and six-month periods ended June 30, 2005 and 2004. Such information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

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

     The Company's second quarter revenues were $2,391,000 in 2005 compared to $3,746,000 in 2004, a decrease of $1,355,000, while the revenues for the six-month periods were $5,335,000 in 2005 compared to $7,338,000 in 2004, a decrease of $2,003,000. The following table sets forth the Company's sources of revenue for each of the three-month and six-month periods ended June 30, 2005, and 2004:

                             Three Months Ended              Six Months Ended
                            --------------------          ----------------------
                                 June 30,                       June 30,
                            --------------------          ----------------------
                              2005        2004               2005         2004
                            ---------   --------          ---------    ---------
 Payment Solutions
  Software license          $    30     $      -          $    228     $      -
  Consulting services           220          359               423          625
  Use-based                     746        1,339             1,920        2,650
  Maintenance                   426          343               816          639
                            ---------   --------          ---------    ---------
   Subtotal                   1,422        2,041             3,387        3,914
                            ---------   --------          ---------    ---------

 Card Services
  Consulting services              7           33                42         126
  Use-based                      474        1,173               916       2,303
  Other                           18            -                18           -
                            ---------   --------          ---------    ---------
   Subtotal                      499        1,206               976       2,429
                            ---------   --------          ---------    ---------

 Online Banking
  Software license                 -            -                 -           -
  Consulting services            126           55               244         112
  Use-based                      146          237               332         494
  Maintenance                    198          207               396         389
                            ---------   --------          ---------    ---------
   Subtotal                      470          499               972         995
                            ---------   --------          ---------    ---------

 Total
  Software license                30            -               228           -
  Consulting services            353          447               709         863
  Use-based                    1,366        2,749             3,168       5,447
  Maintenance                    624          550             1,212       1,028
  Other                           18            -                18           -
                            ---------   --------          ---------    ---------
   Total                    $  2,391     $  3,746           $ 5,335    $  7,338
                            =========   ========          =========    =========

Three Months Ended June 30, 2005 and 2004

Revenues

     The second quarter revenues from Payment Solutions were $1,422,000 in 2005 compared to $2,041,000 in 2004, a decrease of $619,000. These revenues include items related to the Company's billpay warehouse, funds transfer and certain OFX solutions, as well as the billpay portions of the ASP offerings. Software licenses increased $30,000 and maintenance increased $83,000 while consulting services decreased $139,000 and use-based fees decreased $593,000 quarter over quarter. Software license fees increased due to the sale of a license relating to the Company's interbank payment warehouse. The decrease in consulting services was primarily due to the completion of two projects in 2004 and there were limited services rendered in 2005. Additionally, an OFX client that was represented by one of the two projects took the Company's solution in-house in December 2004. The decrease in use-based fees was due to the departures of the Canopy Banking community banking clients and their billpay transactions, the departure of the same OFX client in December 2004 (as discussed above) and the decrease in the ASP-related revenues that were terminated in April 2005. Maintenance increased due to increases in use-based licenses, additional fees from sales in 2004 and increases on renewed maintenance services. The Payment Solutions revenues from the Fidelity ASP environment that were generated during the second quarter of 2005 and 2004 were approximately $610,000 and $949,000, respectively. For 2005, 25%, 58% and 17% of the $610,000 consisted of consulting services, use-based and maintenance fees, respectively. The revenue stream from the ASP offering ceased with the expiration of our Hosting agreement with Fidelity in April 2005. Going forward, the Company expects recurring fees for providing directory management services to its payment warehouse clients on a per transaction or monthly subscription fee basis.

     The second quarter revenues from Card Services were $499,000 in 2005 compared to $1,206,000 in 2004, a decrease of $707,000. Consulting services fees decreased $26,000 and use-based fees decreased $699,000, while other fees increased $18,000, quarter over quarter. In September 2004, the Company discontinued providing services to two clients that represented approximately $248,000 in monthly recurring revenues. One of the clients moved to an in-house solution, while the other opted for another service provider. The $18,000 in other fees relate to one-time early termination fees.

     The second quarter revenues from Online Banking were $470,000 in 2005 compared to $499,000 in 2004, a decrease of $29,000. These revenues include items related to the Company's Interpose(R) Web Banking, Interpose(R) Transaction Engine, and certain OFX solutions, as well as the online banking portions of the ASP offerings. Consulting services increased $71,000, while use-based fees decreased $91,000 and maintenance decreased $9,000, quarter over quarter. The increase in consulting services was primarily due to some additional projects in 2005 from existing clients. The decrease in use-based fees was due to the departures of the Canopy Banking community banking clients, which was partially offset by growth in user fees from existing clients. The Online Banking revenues from the Fidelity ASP environment that were generated in the second quarter of 2005 and 2004 were approximately $238,000 and $166,000, respectively. For 2005, 47%, 45% and 8% of the $238,000 consisted of consulting services, use-based and maintenance fees, respectively. The revenue stream from the ASP offering ceased with the expiration of our Hosting agreement with Fidelity in April 2005.

Cost of Revenues and Gross Profit

     The Company's cost of revenues decreased $820,000 to $955,000 in the second quarter of 2005 from $1,775,000 in the second quarter of 2004. The decrease was partially due to decreases in ASP operations costs resulting from a renegotiation with a provider in June 2004 and the subsequent termination of the ASP operations in April 2005, along with decreases in cost of revenues associated with decreased professional services. The cost structures to generate the revenues are bundled together and cannot be broken out in the same manner as the revenues. Costs of revenues include vendors for outsourced services and employees directly working to generate revenues.

     Overall gross profit margins increased to 60% for the second quarter of 2005 from 53% for the second quarter of 2004. The increase in gross profit margin was partially due to decreases in ASP operations costs resulting from a renegotiation with a provider in June 2004 and the subsequent termination of the ASP operations in

April 2005, as the related margin was low. Also, the Company's cost of revenues does not necessarily fluctuate proportionately in relation to revenues since there are certain fixed costs to maintain the current infrastructure. Accordingly, while revenues declined by $1,355,000, or 36% quarter over quarter, cost of revenues declined by $820,000, or 46% quarter over quarter. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with an ASP business model, competitive pricing pressure, the introduction of new products, and changes in volume.

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

General and Administrative

     General and administrative expenses decreased $254,000 to $1,634,000 in the second quarter of 2005 from $1,888,000 in the second quarter of 2004. The decrease was attributable to several factors. The Company's employee-related expenses were reduced by approximately $118,000, corporate and administrative expenses were reduced by $54,000, and depreciation was reduced by approximately $62,000. Included in the corporate and administrative expenses, the Company accrued $180,000 of additional expenses related to its 2005 anticipated audit fees. For 2005, the Company anticipates that it would incur approximately $720,000 in Sarbanes-Oxley related expenses. Such cost estimates do not include the significant dedicated internal resources required to manage the process and the on-going activities. Additionally, the decrease was partially attributable to a gain of $20,000 on sale of assets from the former Home Account headquarters in Emeryville, California. The Company seeks to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Sales and Marketing

     Sales and marketing expenses decreased $324,000 to $53,000 in the second quarter of 2005 from $377,000 in the second quarter of 2004. This was primarily attributable to employee-related actions, lower travel costs and a reduction in tradeshow-related expenses. The Company plans to continually assess its operations to review its expenses and infrastructures in light of anticipated business levels.

Research and Development

     Research and development costs decreased $187,000 to $933,000 in the second quarter of 2005 from $1,120,000 in the second quarter of 2004. In light of the revenue levels, the Company reduced the Payment Solutions research and development staffing by 11 full-time equivalent personnel during the first quarter of 2005. Annualized costs savings, without overhead burden, were estimated to be $1,025,000 beginning in the second quarter. The Company's primary research and development efforts are in Payment Solutions. The development efforts for Online Banking and Card Services products will likely be focused primarily on product upgrades and product maintenance.

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

Other Income

     Other income (expense), primarily rental receipts, interest income and other expenses including state and local taxes, decreased $11,000 to $(9,000) in the second quarter of 2005 from $2,000 in the second quarter of 2004. The decrease is primarily attributable to decreased interest income resulting from lower levels of average cash and cash equivalents in 2005, as compared to 2004.

Weighted-Average Common Shares Outstanding and Basic and Diluted Loss Per Common Share

     The basic and diluted weighted-average common shares decreased to 51,083,000 for the second quarter of 2005 compared to 51,159,000 for the second quarter of 2004. The change resulted primarily from stock awards to employees, exercises of stock options, and stock purchases under the Employee Stock Purchase Plan, offset by the cancellation of unvested stock awards for terminated employees and common stock that was acquired into the treasury. On December 15, 2004, the Company received 200,000 shares of its common stock from its Chief Executive Officer to satisfy $100,000 of a note receivable that was outstanding at the time.

     Losses from continuing operations were $1,373,000 and $27,363,000 for the three-month periods ended June 30, 2005 and 2004, respectively, while there was no gain or loss from discontinued operations in either period. Net losses were $1,373,000 and $27,363,000 for the second quarters of 2005 and 2004, respectively. As a result of the foregoing, basic and diluted net loss per common share was $0.03 for the second quarter of 2005 compared to a basic and diluted net loss per common share of $0.53 for the second quarter of 2004.

Six Months Ended June 30, 2005 and 2004

Revenues

     The Company's revenues for the first six months were $5,335,000 in 2005 compared to $7,338,000 in 2004, a decrease of $2,003,000.

     The revenues for the first six months from Payment Solutions were $3,387,000 in 2005 compared to $3,914,000 in 2004, a decrease of $527,000. These revenues include items related to the Company's billpay warehouse, funds transfer and certain OFX solutions, as well as the billpay portions of the ASP offerings. Software licenses increased $228,000 and maintenance increased $177,000 while consulting services decreased $202,000 and use-based fees decreased $730,000 quarter over quarter. Software license fees increased due to the sale of a license for the Company's interbank payment warehouse. The decrease in consulting services was primarily due to the completion of two projects in 2004 and there were limited services rendered in 2005. Additionally, an OFX client that was represented by one of the two projects took the Company's solution in-house in December 2004. The decrease in use-based fees was due to the departures of the Canopy Banking community banking clients and their billpay transactions, the departure of the same OFX client in December 2004 (as discussed above) and the decrease in the ASP-related revenues that were terminated in April 2005. Maintenance increased due to increases in use-based licenses, additional fees from sales in 2004 and increases on renewed maintenance services. The Payment Solutions revenues from the Fidelity ASP environment that were generated during the first six months of 2005 and 2004 were approximately $1,655,000 and $1,849,000, respectively. For 2005, 19%, 68% and 13% of the $1,655,000 consisted of consulting services, use-based and maintenance fees, respectively. The revenue stream from the ASP offering ceased with the expiration of our Hosting agreement with Fidelity in April 2005. Going forward, the Company expects recurring fees for providing directory management services to its payment warehouse clients on a per transaction or monthly subscription fee basis.

     The revenues for the first six months from Card Services were $976,000 in 2005 compared to $2,429,000 in 2004, a decrease of $1,453,000. Consulting services fees decreased $84,000 and use-based fees decreased $1,387,000, while other fees increased $18,000 quarter over quarter. In September 2004, the Company discontinued providing services to two clients that represented approximately $248,000 in monthly recurring revenues. One of the clients moved to an in-house solution, while the other opted for another service provider. The $18,000 in other fees relate to one-time early termination fees.

     The revenues for the first six months from Online Banking were $972,000 in 2005 compared to $995,000 in 2004, a decrease of $23,000. These revenues include items related to the Company's Interpose(R) Web Banking, Interpose(R) Transaction Engine, and certain OFX solutions, as well as the online banking portions of the ASP offerings. Consulting services increased $132,000 and maintenance increased $7,000, while use-based fees decreased $162,000, quarter over quarter. The increase in consulting services was primarily due to some additional projects in 2005 from existing clients. The decrease in use-based fees was due to the departures of the Canopy Banking community banking clients, which was partially offset by growth in user fees from existing clients. The Online Banking revenues from the Fidelity ASP environment that were generated for the first six months of 2005 and 2004 were approximately $472,000 and $323,000, respectively. For 2005, 42%, 50% and 8% of the $472,000 consisted of consulting services, use-based and maintenance fees, respectively. The revenue stream from the ASP offering ceased with the expiration of our Hosting agreement with Fidelity in April 2005.

Cost of Revenues and Gross Profit

     The Company's cost of revenues decreased $1,343,000 to $2,212,000 for the first six months of 2005 from $3,555,000 for the first six months of 2004. The decrease was partially due to decreases in ASP operations costs resulting from a renegotiation with a provider in June 2004 and the subsequent termination of the ASP operations in April 2005, along with decreases in cost of revenues associated with decreased professional services. The cost structures to generate the revenues are bundled together and cannot be broken out in the same manner as the revenues. Costs of revenues include vendors for outsourced services and employees directly working to generate revenues.

     Overall gross profit margins increased to 59% for the first six months of 2005 from 52% for the first six months of 2004. The increase in gross profit margin was partially due to decreases in ASP operations costs resulting from a renegotiation with a provider in June 2004 and the subsequent termination of the ASP operations in April 2005, as the related margin was low. The Company's cost of revenues does not necessarily fluctuate proportionately in relation to revenues since there are certain fixed costs to maintain the current infrastructure. Accordingly, while revenues declined by $2,003,000, or 27% quarter over quarter, cost of revenues declined by $1,343,000, or 38% quarter over quarter. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, outsourcing activities associated with an ASP business model, competitive pricing pressure, the introduction of new products, and changes in volume.

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

General and Administrative

     General and administrative expenses increased $298,000 to $3,756,000 for the first six months of 2005 from $3,458,000 for the first six months of 2004. The increase was attributable to several factors. The Company's employee-related expenses were reduced by approximately $197,000, corporate and administrative expenses increased by $620,000, and depreciation was reduced by approximately $105,000. Included in the corporate and administrative expenses, the Company incurred $292,000 in additional legal expenses related to the proposed merger and other matters. Further, InteliData reversed $70,000 of estimated bonuses in 2005 that was accrued for as of December 31, 2004 because the Company has now determined that such bonuses will not be paid. Moreover, the Company incurred $200,000 in investment banking fees in the first six months of 2004, while there was

$279,000 in comparable costs for the six months of 2005. Finally, the Company accrued $360,000 of additional expenses related to its 2005 anticipated audit fees. For 2005, the Company anticipates that it would incur approximately $720,000 in Sarbanes-Oxley related expenses. Such cost estimates do not include the significant dedicated internal resources required to manage the process and the on-going activities. Additionally, the increase was partially offset by a gain of $20,000 on sale of assets from the former Home Account headquarters in Emeryville, California. The Company seeks to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Sales and Marketing

     Sales and marketing  expenses  decreased $560,000 to $112,000 for the first six months of 2005 from $672,000 for the first six months of 2004. This was primarily attributable to employee-related actions, lower travel costs and a reduction in tradeshow-related expenses. The Company seeks to continually assess its operations to manage its expenses and infrastructures in light of anticipated business levels.

Research and Development

     Research and development costs decreased $251,000 to $2,175,000 for the first six months of 2005 from $2,426,000 for the first six months of 2004. In light of the revenue levels, the Company reduced the Payment Solutions research and development staffing by 11 full-time equivalent personnel during the first quarter of 2005. Annualized costs savings, without overhead burden, were estimated to be $1,025,000 beginning in the second quarter. The Company's primary research and development efforts are in Payment Solutions. The development efforts for Online Banking and Card Services products will likely be focused primarily on product upgrades and product maintenance.

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

Other Income

     Other income (expense), primarily rental receipts, interest income and other expenses including state and local taxes, decreased $21,000 to $(13,000) for the first six months of 2005 from $8,000 for the first six months of 2004. The decrease is primarily attributable to decreased interest income resulting from lower levels of average cash and cash equivalents in 2005, as compared to 2004.

Weighted-Average Common Shares Outstanding and Basic and Diluted Loss Per Common Share

     The basic and diluted weighted-average common shares decreased to 51,084,000 for the first six months of 2005 compared to 51,168,000 for the first six months of 2004. The change resulted primarily from stock awards to employees, exercises of stock options, and stock purchases under the Employee Stock Purchase Plan, offset by the cancellation of unvested stock awards for terminated employees and common stock that was acquired into the treasury. On December 15, 2004, the Company received 200,000 shares of its common stock from its Chief Executive Officer to satisfy $100,000 of a note receivable that was outstanding at the time.

     Losses from continuing operations were $3,293,000 and $28,896,000 for the six-month periods ended June 30, 2005 and 2004, respectively, while there was no gain or loss from discontinued operations in either period. Net losses were $3,293,000 and $28,896,000 for the first six months of 2005 and 2004, respectively. As a result of the foregoing, basic and diluted net loss per common share was $0.06 for the first six months of 2005 compared to a basic and diluted net loss per common share of $0.56 for the first six months of 2004.

Liquidity and Capital Resources

     At June 30, 2005, the Company had $733,000 in cash and cash equivalents, a decrease of $2,490,000 over the balance at December 31, 2004. Net cash used in operating activities was $2,486,000 during the first six months of 2005, or an increase of $258,000 as compared to the net cash used during the first six months of 2004. The primary driver of this increase in cash usage is the significant decline in revenues of $2,003,000 from $7,338,000 for the first six months of 2004 to $5,335,000 for the first six months of 2005, which resulted in decreases in cash received from our clients. While the costs of revenues and operating expenses decreased quarter over quarter, they did not decrease proportionately to the revenue decline. Also, InteliData paid approximately $632,000 during the first six months of 2005 for Sarbanes-Oxley related services, whereas it did not make any such payments in the first six months of 2004. Additionally, the Company incurred $440,000 in legal and accounting expenses during the first six months of 2005 related to the proposed merger and other matters. For 2005, the Company anticipates that it would incur approximately $720,000 in Sarbanes-Oxley related expenses. Such cost estimates do not include the significant dedicated internal resources required to manage the process and the on-going activities.

     Net cash from investing activities provided $16,000 during the first six months of 2005 as compared to net cash used of $47,000 during the first six months of 2004. The change was partially attributable to a gain of $20,000 on sale of assets from the former Home Account headquarters in Emeryville, California. Additionally, the Company incurred less expenditures for the purchases of property and equipment in light of the revenue developments.

     Financing activities did not provide any net cash during the first six months of 2005 as compared to the $49,000 of net cash provided during the first six months of 2004.

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

     On March 31, 2005, the Company entered into a definitive agreement to be acquired by Corillian Corporation ("Corillian"), a publicly traded company (Nasdaq: CORI) based in Hillsboro, Oregon, that provides solutions that enable banks, brokers, financial portals and other financial service providers to rapidly deploy Internet-based financial services. In exchange for all the outstanding shares of Company common stock, Corillian will issue approximately 4,918,000 shares of Corillian common stock and will pay approximately $4,330,000 in cash, subject to adjustment. Under the terms of the agreement, each outstanding share of the Company's common stock will be converted into the right to receive approximately 0.0956 shares of Corillian's common stock and $0.0841 in cash without interest. The closing of this transaction is subject to, among other things, the approval of the Company's stockholders. The Company's stockholders meeting is scheduled for August 18, 2005 and the closing of the transaction is anticipated to occur shortly thereafter. However, there can be no assurances that the acquisition will be completed or as to the timing thereof.

     In the event our merger with Corillian is not successful, we may be required to seek protection from our creditors, or we may need to sell assets and/or raise additional capital through private placements. While we continue to operate as a going concern, we have significant liquidity and capital resource issues relative to our ability to generate cash flows and to raise additional capital if needed. We may not be able to generate sufficient revenue to become profitable on a sustained basis, or at all. We have incurred significant losses and negative cash flows from operations for several years and our ability to raise or generate enough cash to survive may be questionable. We expect that the operating cash flow deficit will continue and absent further financing or significant improvement in sales, potentially result in our inability to continue operations. As a result of these and other factors, our independent registered public accounting firm has included in its report on the 2004 consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2004 an explanatory paragraph expressing that there is substantial doubt about our ability to continue as a going concern.

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

     In the event of continued future revenue delays, the Company would seek to adjust certain expense structures to mitigate the potential impact that these delays would have on its capital levels. These opportunities include additional reductions in general and administrative expenditures, managing research and development efforts consistent with existing and prospective client demands, and the potential of consolidating certain operational activities. During 2004, the Company reduced the full-time equivalent personnel by 14 to 72 as of December 31, 2004. Continuing into 2005, management reviewed the operating expenses in light of our financial condition and current plan. Further steps were taken to control costs and the full-time equivalent personnel was reduced by 16 to 56 as of June 30, 2005.

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

     On September 7, 2004, InteliData transferred the listing of its common stock from the Nasdaq National Market to the Nasdaq SmallCap Market due to our inability to comply with the minimum $1.00 bid price requirement. The initial grace period to regain compliance expired on December 13, 2004. On December 14, 2004, InteliData received a notice from Nasdaq that it had not regained compliance with the minimum $1.00 bid price per share requirement set forth in Marketplace Rule 4310(c)(4). Nasdaq also notified InteliData that, since it meets the other initial inclusion criteria for the SmallCap Market, it was being given an additional 180 calendar days, or until June 13, 2005, to regain compliance. If compliance with the criteria could not be demonstrated by that time, InteliData's common stock would be delisted from the Nasdaq SmallCap Market. The possibility of a Nasdaq delisting could make capital-raising, selling and other activities more difficult.

     On June 14, 2005, InteliData received a Nasdaq Staff determination, indicating that InteliData failed to comply with Nasdaq's minimum $1.00 bid price per share requirement for continued listing of InteliData common stock on the Nasdaq SmallCap Market set forth in Marketplace Rule 4310(c)(4). As a result, InteliData's common stock was subject to delisting from the Nasdaq SmallCap Market on June 23, 2005.

     On June 20, 2005, InteliData requested a hearing before the Listing Qualifications Panel of the Nasdaq Stock Market (the "Panel"), in order to request that the Panel grant an extension of time for InteliData's common stock to continue to remain listed on the NASDAQ SmallCap Market, in order to permit InteliData to complete its proposed merger with Corillian (the "Merger"). InteliData was granted a hearing date of July 21, 2005 and the scheduled hearing stayed the delisting of InteliData's common stock pending the Panel's decision. The Panel has not issued its decision as of the date of this Form 10-Q filing.

     The Merger requires the approval of a majority of the outstanding shares of InteliData's common stock. The SEC declared effective the proxy statement/prospectus as of July 7, 2005. InteliData therefore set a date of August 18, 2005, for its stockholders meeting to adopt and approve the Merger. Beginning on July 13, 2005, the proxy statement/prospectus was mailed to InteliData's stockholders in order to solicit approval of the Merger at the annual meeting of InteliData's stockholders on August 18, 2005. InteliData expects that the Merger parties will consummate the Merger promptly following approval of the Merger at the stockholders meeting.

     If, at some future date, InteliData's common stock should cease to be listed on the Nasdaq SmallCap Market, the common stock could publicly trade over-the-counter. In such an event, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, InteliData's common stock. In addition, if InteliData's common stock were to be delisted from trading on the Nasdaq SmallCap Market and the trading price of the common stock were to remain below $5.00 per share, trading of InteliData's common stock could also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock" (generally, any non-Nasdaq and non-national exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in InteliData's common stock, which could severely limit the market liquidity of InteliData's common stock and the ability of investors to trade InteliData's common stock. Many brokerage firms are reluctant to recommend lower price stocks for their clients, and the policies and practices of a number of brokerage houses tend to discourage individual brokers within those firms from dealing in lower price stocks. Also, the brokerage commission on the purchase or sale of a stock with a relatively low per share price generally tends to represent a higher percentage of the sales price than the brokerage commission charged on a stock with a relatively higher per share price, to the detriment of InteliData's stockholders and the market for InteliData's common stock.

     Leases - InteliData's headquarters are located in Reston, Virginia, where it leases 25,200 square feet of office space. This lease comprises of two suites and will expire on December 31, 2006. During 2003, the Company ceased using 8,200 square feet of the leased space ("Suite 440") and subleased Suite 440 to an unrelated third party (the "Subtenant"), as discussed in Note 4. The Company continued to occupy the remaining 17,000 square feet of the leased space ("Suite 100"). While the Subtenant was outgrowing the space in Suite 440, the Company experienced reductions in personnel and had excess capacity in Suite 100. In July 2005, the Company entered into an arrangement with the Subtenant to swap office space, whereby the Subtenant would now occupy Suite 440 and the Company would move into Suite 100. InteliData terminated the existing sublease agreement for Suite 440 with the Subtenant and simultaneously entered into a new sublease agreement with the Subtenant for Suite 100 the end of the master lease term

Critical Accounting Policies

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

     Further, based upon management's review for the quarter ended June 30, 2005, the Chief Executive Officer and Chief Financial Officer has concluded that, as of June 30, 2005, disclosure controls and procedures were still not effective because of six material weaknesses in the Company's internal control over financial reporting, as reported in Item 9A of the Annual Report on Form 10-K/A for the year ended December 31, 2004. To address these control weaknesses, the Company performed additional analysis and other post-closing procedures to ensure that the financial statements filed herewith fairly present in all material respects the financial condition and results of operations of the Company for the fiscal quarter presented.

(b)  CHANGE IN INTERNAL CONTROLS

     There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company had previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 as a result of the six material weaknesses in the Company's internal control over financial reporting, as reported in Item 9A of the Annual Report on Form 10-K/A for the year ended December 31, 2004.

     Due to the pending merger with Corillian and devoting its limited resources to consummating the merger, at this time InteliData has not devised a plan to address its material weaknesses. InteliData and Corillian are currently evaluating the material weaknesses as part of the merger integration activities. If the merger with Corillian is not consummated, InteliData's management will undertake to devise such plans and, if appropriate, report those plans in a future filing.

PART II: OTHER INFORMATION
--------------------------

ITEM 5.  OTHER INFORMATION
--------------------------

         Not applicable.


ITEM 6.  EXHIBITS
-----------------


     2.1 Agreement and Plan of Merger, dated as of March 31, 2005, among InteliData Technologies Corporation, Corillian Corporation and Wizard Acquisition Corporation. (Incorporated herein by reference to Exhibit
          2.1 to the Company's Report on Form 8-K, filed on April 1, 2005).


     10.1 Form of Agreement to Facilitate Merger (Incorporated herein by reference to Exhibit 10.1 to the Company's Report on Form 8-K, filed on April 1, 2005).


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


Date:  August 9, 2005

                               INTELIDATA TECHNOLOGIES CORPORATION

                                   By:       /s/ Alfred S. Dominick, Jr.
                                            ------------------------------
                                            Alfred S. Dominick, Jr.
                                            Chairman, Chief Executive Officer,
                                            and Acting Chief Financial Officer